Form 10-Q
period 2020-09-30
BankUnited, Inc.
filed 2020-11-05
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of November 3, 2020 was 92,387,292.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2020

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
BFG	Bridge Funding Group, Inc.
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CRE	Commercial real estate
DFAST	Dodd-Frank Act Stress Test
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
EVE	Economic value of equity
FDIA	Federal Deposit Insurance Act
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HTM	Held to maturity
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
ii

LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
Non-OOCRE	Non-owner occupied commercial real estate
NRSRO	Nationally recognized statistical rating organization
OCI	Other comprehensive income
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OOCRE	Owner occupied commercial real estate
OREO	Other real estate owned
OTTI	Other than temporary impairment
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration’s Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PSU	Performance Share Unit
REIT	Real Estate Investment Trust
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIX	CBOE Volatility Index
WARM	Weighted-average remaining maturity

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks:
Non-interest bearing	$175	$7,704
Interest bearing	369,601	206,969
Cash and cash equivalents	369,776	214,673
Investment securities (including securities recorded at fair value of $9,290,883 and $7,759,237)	9,300,883	7,769,237
Non-marketable equity securities	208,614	253,664
Loans held for sale	3,816	37,926
Loans	23,779,315	23,154,988
Allowance for credit losses	(274,128)	(108,671)
Loans, net	23,505,187	23,046,317
Bank owned life insurance	292,773	282,151
Operating lease equipment, net	676,321	698,153
Goodwill and other intangible assets	77,641	77,674
Other assets	593,586	491,498
Total assets	$35,028,597	$32,871,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$6,789,622	$4,294,824
Interest bearing	2,916,891	2,130,976
Savings and money market	11,002,794	10,621,544
Time	5,887,903	7,347,247
Total deposits	26,597,210	24,394,591
Federal funds purchased	180,000	100,000
FHLB and PPPLF borrowings	4,118,460	4,480,501
Notes and other borrowings	722,592	429,338
Other liabilities	545,511	486,084
Total liabilities	32,163,773	29,890,514

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 92,388,641 and 95,128,231 shares issued and outstanding	924	951
Paid-in capital	995,438	1,083,920
Retained earnings	1,950,288	1,927,735
Accumulated other comprehensive loss	(81,826)	(31,827)
Total stockholders' equity	2,864,824	2,980,779
Total liabilities and stockholders' equity	$35,028,597	$32,871,293

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans	$208,646	$248,770	$656,943	$738,766
Investment securities	44,604	69,413	151,596	218,554
Other	1,322	5,219	7,950	15,140
Total interest income	254,572	323,402	816,489	972,460
Interest expense:
Deposits	37,681	99,483	170,690	296,891
Borrowings	29,412	38,229	87,407	108,095
Total interest expense	67,093	137,712	258,097	404,986
Net interest income before provision for credit losses	187,479	185,690	558,392	567,474
Provision for credit losses	29,232	1,839	180,074	9,373
Net interest income after provision for credit losses	158,247	183,851	378,318	558,101
Non-interest income:
Deposit service charges and fees	4,040	4,269	11,927	12,389
Gain on sale of loans, net	2,953	5,163	10,745	10,220
Gain on investment securities, net	7,181	3,835	10,564	13,736
Lease financing	13,934	18,583	45,565	52,774
Other non-interest income	8,184	6,006	19,140	20,329
Total non-interest income	36,292	37,856	97,941	109,448
Non-interest expense:
Employee compensation and benefits	48,448	57,102	156,212	179,586
Occupancy and equipment	12,170	14,673	36,440	42,477
Deposit insurance expense	5,886	3,781	15,095	12,849
Professional fees	2,436	2,923	8,771	17,731
Technology and telecommunications	15,435	10,994	42,056	34,175
Depreciation of operating lease equipment	12,315	11,582	37,137	34,883
Loss on debt extinguishment	—	3,796	—	3,796
Other non-interest expense	11,937	16,455	38,154	42,584
Total non-interest expense	108,627	121,306	333,865	368,081
Income before income taxes	85,912	100,401	142,394	299,468
Provision for income taxes	19,353	24,182	30,278	75,826
Net income	$66,559	$76,219	$112,116	$223,642
Earnings per common share, basic	$0.70	$0.78	$1.17	$2.23
Earnings per common share, diluted	$0.70	$0.77	$1.17	$2.23

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$66,559	$76,219	$112,116	$223,642
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	49,829	8,358	25,074	53,301
Reclassification adjustment for net securities gains realized in income	(1,685)	(2,518)	(7,089)	(8,568)
Net change in unrealized gain (loss) on securities available for sale	48,144	5,840	17,985	44,733
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	1,251	(16,774)	(90,633)	(74,667)
Reclassification adjustment for net (gains) losses realized in income	11,798	(374)	22,649	(3,616)
Net change in unrealized losses on derivative instruments	13,049	(17,148)	(67,984)	(78,283)
Other comprehensive income (loss)	61,193	(11,308)	(49,999)	(33,550)
Comprehensive income	$127,752	$64,911	$62,117	$190,092

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$112,116	$223,642
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(20,102)	(30,550)
Provision for credit losses	180,074	9,373
Gain on sale of loans, net	(10,745)	(10,220)
Gain on investment securities, net	(10,564)	(13,736)
Equity based compensation	12,286	16,967
Depreciation and amortization	54,377	53,105
Deferred income taxes	(27,304)	22,278
Loss on debt extinguishment	—	3,796
Proceeds from sale of loans held for sale	498,431	317,027
Loans originated for sale, net of repayments	(21,780)	(68,665)
Other:
Decrease in other assets	2,509	20,288
Decrease in other liabilities	(134,363)	(131,066)
Net cash provided by operating activities	634,935	412,239

Cash flows from investing activities:
Purchase of investment securities	(3,356,639)	(3,176,833)
Proceeds from repayments and calls of investment securities	912,403	1,057,043
Proceeds from sale of investment securities	930,757	2,297,121
Purchase of non-marketable equity securities	(134,938)	(319,387)
Proceeds from redemption of non-marketable equity securities	179,988	313,650
Purchases of loans	(2,082,695)	(1,636,932)
Loan originations, repayments and resolutions, net	1,000,352	332,246
Proceeds from sale of loans, net	11,604	205,869
Acquisition of operating lease equipment	(19,597)	(38,312)
Other investing activities	(12,328)	(27,005)
Net cash used in investing activities	(2,571,093)	(992,540)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	2,202,619	482,205
Net increase in federal funds purchased	80,000	—
Additions to FHLB and PPPLF borrowings	4,281,960	3,962,000
Repayments of FHLB and PPPLF borrowings	(4,647,310)	(3,827,000)
Proceeds from issuance of notes, net	293,858	—
Dividends paid	(64,611)	(63,558)
Repurchase of common stock	(100,972)	(150,000)
Other financing activities	45,717	24,809
Net cash provided by financing activities	2,091,261	428,456
Net increase (decrease) in cash and cash equivalents	155,103	(151,845)
Cash and cash equivalents, beginning of period	214,673	382,073
Cash and cash equivalents, end of period	$369,776	$230,228

Supplemental disclosure of cash flow information:
Interest paid	$268,970	$391,691
Income taxes paid (refunded), net	$5,944	$(264)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$4,170	$3,211
Transfers from loans to loans held for sale	$451,864	$439,525
Transfers from loans held for sale to loans	$9,055	$19,716
Dividends declared, not paid	$21,910	$20,524
Unsettled sales of investment securities, net of unsettled purchases	$10,339	$88,331

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2020	92,420,278	$924	$991,509	$1,905,639	$(143,019)	$2,755,053
Comprehensive income	—	—	—	66,559	61,193	127,752
Dividends ($0.23 per common share)	—	—	—	(21,910)	—	(21,910)
Equity based compensation	—	—	3,878	—	—	3,878
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(39,405)	—	(91)	—	—	(91)
Exercise of stock options	7,768	—	142	—	—	142
Balance at September 30, 2020	92,388,641	$924	$995,438	$1,950,288	$(81,826)	$2,864,824

Balance at June 30, 2019	95,315,633	$953	$1,080,966	$1,803,360	$(17,369)	$2,867,910
Comprehensive income	—	—	—	76,219	(11,308)	64,911
Dividends ($0.21 per common share)	—	—	—	(20,524)	—	(20,524)
Equity based compensation	8,219	—	4,564	—	—	4,564
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(38,596)	—	(145)	—	—	(145)
Exercise of stock options	22,133	1	493	—	—	494
Repurchase of common stock	(236,990)	(3)	(7,932)	—	—	(7,935)
Balance at September 30, 2019	95,070,399	$951	$1,077,946	$1,859,055	$(28,677)	$2,909,275

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Balance at January 1, 2020	95,128,231	951	1,083,920	1,903,918	(31,827)	2,956,962
Comprehensive income	—	—	—	112,116	(49,999)	62,117
Dividends ($0.69 per common share)	—	—	—	(65,746)	—	(65,746)
Equity based compensation	743,696	8	15,306	—	—	15,314
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(225,477)	(3)	(4,519)	—	—	(4,522)
Exercise of stock options	67,768	1	1,670	—	—	1,671
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at September 30, 2020	92,388,641	$924	$995,438	$1,950,288	$(81,826)	$2,864,824

Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833
Comprehensive income	—	—	—	223,642	(33,550)	190,092
Dividends ($0.63 per common share)	—	—	—	(62,409)	—	(62,409)
Equity based compensation	590,572	6	13,614	—	—	13,620
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(325,523)	(3)	(6,396)	—	—	(6,399)
Exercise of stock options	26,043	1	537	—	—	538
Repurchase of common stock	(4,362,067)	(44)	(149,956)	—	—	(150,000)
Balance at September 30, 2019	95,070,399	$951	$1,077,946	$1,859,055	$(28,677)	$2,909,275

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 71 banking centers located in 14 Florida counties and 5 banking centers located in the New York metropolitan area at September 30, 2020. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2020
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
September 30, 2020

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
Updates to the Company's Significant Accounting Policies
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, government insured residential mortgages, an insignificant amount of other consumer loans, multi-family, non-owner occupied commercial real estate, construction and land, owner-occupied commercial real estate and commercial and industrial loans, PPP loans, mortgage warehouse lines of credit and sales-type and direct financing leases. Loans are reported at amortized cost basis, net of the ACL.
Interest income is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the level yield method.
Non-accrual loans
Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and other consumer loans, other than government insured residential loans, are generally placed on non-accrual status when they are 90 days past due. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Payments received on non-accrual commercial loans are applied as a reduction of principal. Interest payments are recognized as income on a cash basis on non-accrual residential loans. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential and consumer loans are generally returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs. Additionally, section 4013 of the CARES Act effectively suspended the guidance related to TDRs codified in ASC 310-40 until the earlier of December 31, 2020 or the date of the suspension of the declared state of emergency related to the COVID-19 pandemic. The Company has elected to apply the provisions of section 4013 to loan modifications, other than short-term payment deferrals of 6 months or less that are subject to the interagency guidance, that might otherwise be categorized as TDRs under ASC 310-40.
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
In assessing whether an impairment is credit loss related, the Company compares the present value of cash flows expected to be collected to the security's amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an ACL is recorded. The Company discounts expected cash flows at the effective interest rate implicit in the security at the purchase date, adjusted for expected prepayments. For floating rate securities, the Company uses the floating rate as it changes over the life of the security. In developing estimates about cash flows expected to be collected and determining whether a credit loss exists, the Company considers information about past events, current conditions and reasonable and supportable forecasts. Factors and information that the Company uses in making its assessments include, but are not necessarily limited to, the following:
•The extent to which fair value is less than amortized cost;
•Adverse conditions specifically related to the security, an industry or geographic area;
•Changes in the financial condition of the issuer or underlying loan obligors;
•The payment structure and remaining payment terms of the security, including levels of subordination or over-collateralization;
•Failure of the issuer to make scheduled payments;
•Changes in credit ratings;

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

•Relevant market data;
•Estimated prepayments, defaults, and the value and performance of underlying collateral at the individual security level.
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
September 30, 2020

individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
The length of the reasonable and supportable forecast period is evaluated at each reporting period and adjusted if deemed necessary. Currently, the Company uses a 2-year reasonable and supportable forecast period in estimating the ACL.
For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans, and most commercial and commercial real estate loans, expected losses are estimated using econometric models. The models employ a factor based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate PD and LGD. Measures of PD for commercial loans incorporate current conditions through market cycle or credit cycle adjustments. For residential loans, the models consider FICO and adjusted LTVs. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default, considering the term and payment structure of loans, to generate estimates of expected loss. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating if the most current financial information available is deemed not to be reflective of the borrowers' current financial condition. The ACL estimate incorporates a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios applied in the models. After a reasonable and supportable forecast period, the forecast of future economic conditions reverts to long-run historical economic trends.
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
Qualitative factors
Qualitative adjustments are made to the ACL when, based on management’s judgment, there are factors impacting expected credit losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:
•Economic factors, including material trends and developments that, in management's judgment, may not have been considered in the reasonable and supportable economic forecast;
•Credit policy and staffing, including the nature and level of policy and procedural exceptions or changes in credit policy not reflected in quantitative results, changes in the quality of underwriting and portfolio management and staff and issues identified by credit review, internal audit or regulators that may not be reflected in quantitative results;
•Concentrations, considering whether the quantitative estimate adequately accounts for concentration risk in the portfolio;
•Model imprecision and model validation findings; and
•Other factors not adequately considered in the quantitative estimate or other qualitative categories identified by management that may materially impact the amount of expected credit losses.
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
September 30, 2020

not included in the collective evaluation. Estimates of expected credit losses for collateral dependent loans, whether or not foreclosure is probable, are based on the fair value of the collateral adjusted for selling costs when repayment depends on sale of the collateral.
Troubled debt restructurings
For TDRs or loans for which there is a reasonable expectation that a TDR will be executed that are not collateral dependent, the credit loss estimate is determined by comparing the net present value of expected cash flows, discounted at the loan’s original effective interest rate, to the amortized cost basis of the loan.
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
Accrued Interest Receivable
The Company has elected to present accrued interest receivable separate from the amortized cost basis of financial assets carried at amortized cost. The Company is applying the practical expedient provided in ASC 326 to exclude accrued interest receivable balances from tabular disclosures about financial assets carried at amortized cost. The Company generally does not estimate an ACL on accrued interest receivable balances since uncollectible accrued interest is timely written off in accordance with the Company's accounting policies for non-accrual loans. Under unusual circumstances, such as those presented by deferrals granted due to the COVID-19 pandemic, the Company evaluates whether its non-accrual policies continue to consistently provide for timely reversal of accrued interest receivable. If considered necessary, the Company records an allowance for uncollectible accrued interest receivable, determined using essentially the same methodologies used to estimate the ACL on the amortized cost basis of the related loans. The allowance is deducted from accrued interest receivable and presented within other assets on the consolidated balance sheets, distinct from the ACL.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2020	2019	2020	2019
Basic earnings per common share:
Numerator:
Net income	$66,559	$76,219	$112,116	$223,642
Distributed and undistributed earnings allocated to participating securities	(2,896)	(3,174)	(4,816)	(9,247)
Income allocated to common stockholders for basic earnings per common share	$63,663	$73,045	$107,300	$214,395
Denominator:
Weighted average common shares outstanding	92,405,239	95,075,395	92,918,030	97,113,878
Less average unvested stock awards	(1,183,564)	(1,098,509)	(1,164,317)	(1,147,988)
Weighted average shares for basic earnings per common share	91,221,675	93,976,886	91,753,713	95,965,890
Basic earnings per common share	$0.70	$0.78	$1.17	$2.23
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$63,663	$73,045	$107,300	$214,395
Adjustment for earnings reallocated from participating securities	4	7	3	20
Income used in calculating diluted earnings per common share	$63,667	$73,052	$107,303	$214,415
Denominator:
Weighted average shares for basic earnings per common share	91,221,675	93,976,886	91,753,713	95,965,890
Dilutive effect of stock options and certain shared-based awards	171,054	285,934	142,008	303,524
Weighted average shares for diluted earnings per common share	91,392,729	94,262,820	91,895,721	96,269,414
Diluted earnings per common share	$0.70	$0.77	$1.17	$2.23
Participating securities include unvested shares and 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
Potentially dilutive unvested shares and share units totaling 1,736,211 and 1,078,278 were outstanding at September 30, 2020 and 2019, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. During the three months ended September 30, 2020, an ACL of $0.6 million was recorded for one private label commercial MBS security and is deducted from the amortized cost of private label commercial MBS in the table below. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$75,196	$1,714	$—	$76,910
U.S. Government agency and sponsored enterprise residential MBS	2,301,188	19,677	(6,111)	2,314,754
U.S. Government agency and sponsored enterprise commercial MBS	532,540	10,014	(1,018)	541,536
Private label residential MBS and CMOs	1,150,571	18,423	(1,288)	1,167,706
Private label commercial MBS(2)	2,442,409	23,769	(25,628)	2,440,550
Single family rental real estate-backed securities	755,153	14,008	(263)	768,898
Collateralized loan obligations	1,158,414	220	(16,230)	1,142,404
Non-mortgage asset-backed securities	245,180	6,954	(295)	251,839
State and municipal obligations	222,959	19,965	(3)	242,921
SBA securities	243,692	2,201	(4,134)	241,759
	9,127,302	$116,945	$(54,970)	9,189,277
Investment securities held to maturity	10,000			10,000
	$9,137,302			9,199,277
Marketable equity securities				101,606
				$9,300,883

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

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
				$7,769,237

(1)At fair value except for securities held to maturity.
(2)Amortized cost is net of ACL totaling $0.6 million at September 30, 2020.
Investment securities held to maturity at September 30, 2020 and December 31, 2019 consisted of one State of Israel bond maturing in 2024. At September 30, 2020 and December 31, 2019, accrued interest receivable on investments totaled $18 million and $28 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At September 30, 2020, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$953,629	$962,853
Due after one year through five years	5,310,095	5,314,711
Due after five years through ten years	2,347,332	2,385,896
Due after ten years	516,246	525,817
	$9,127,302	$9,189,277
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.4 billion and $2.4 billion at September 30, 2020 and December 31, 2019, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sale of investment securities available for sale	$383,420	$670,871	$930,757	$2,297,121

Gross realized gains:
Investment securities available for sale	$2,689	$6,094	$9,945	$15,051
Gross realized losses:
Investment securities available for sale	(426)	(2,669)	(429)	(3,394)
Net realized gain	2,263	3,425	9,516	11,657

Net unrealized gains on marketable equity securities recognized in earnings	4,918	410	1,048	2,079

Gain on investment securities, net	$7,181	$3,835	$10,564	$13,736
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$226,044	$(833)	$499,376	$(5,278)	$725,420	$(6,111)
U.S. Government agency and sponsored enterprise commercial MBS	126,245	(749)	44,242	(269)	170,487	(1,018)
Private label residential MBS and CMOs	175,442	(1,288)	—	—	175,442	(1,288)
Private label commercial MBS	1,242,577	(25,297)	44,070	(331)	1,286,647	(25,628)
Single family rental real estate-backed securities	118,668	(242)	43,414	(21)	162,082	(263)
Collateralized loan obligations	353,622	(4,820)	563,562	(11,410)	917,184	(16,230)
Non-mortgage asset-backed securities	—	—	12,999	(295)	12,999	(295)
State and municipal obligations	1,222	(3)	—	—	1,222	(3)
SBA securities	27,487	(320)	108,324	(3,814)	135,811	(4,134)
	$2,271,307	$(33,552)	$1,315,987	$(21,418)	$3,587,294	$(54,970)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. An allowance for credit loss was recorded related to one private label commercial MBS security during the three and nine months ended September 30, 2020. See further discussion below in the section entitled "Private Label Commercial MBS". There were no securities other than temporarily impaired during the three and nine months ended September 30, 2019. At September 30, 2020 the Company did not have an intent to sell securities that were in significant unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At September 30, 2020, 180 securities available for sale were in unrealized loss positions. The amount of impairment related to 37 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.3 million and no further analysis with respect to these securities was considered necessary.
Unrealized losses at September 30, 2020, particularly in the private label CMBS and CLO asset classes, were primarily attributable to widening spreads, resulting in large part from market response to, and dislocation in the wake of, the COVID-19 pandemic.
The basis for conclusions regarding credit loss impairment of AFS debt securities and the need to record an ACL at September 30, 2020 is further discussed below.
U.S. Government Agency and Government Sponsored Enterprise Securities
At September 30, 2020, twenty-nine U.S. Government agency and sponsored enterprise residential MBS, five U.S. Government agency and sponsored enterprise commercial MBS and eleven SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Private Label Securities:
None of the impaired securities had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at September 30, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At September 30, 2020, five private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our September 30, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 19%. As of September 30, 2020, 100% of the impaired securities in this category, based on carrying value, were externally rated AAA.
Private label commercial MBS
At September 30, 2020, sixty-five private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, special servicing trends, delinquency and other economic data which would indicate further stress in the sector. An allowance for credit loss of $0.6 million was recorded for one security in this asset class. While this security is not projected to sustain credit losses and management does not intend to sell the security at the balance sheet date, due to negative underlying collateral performance trends, the security is being closely monitored and may not be held until full recovery of its amortized cost basis.
Our September 30, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 12% compared to weighted average credit support of 42%. As of September 30, 2020, 83% of impaired securities in this category, based on carrying value were externally rated AAA, 12% were rated AA and 5% were rated A.
Single family rental real estate-backed securities
At September 30, 2020, three single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our September 30, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 14% compared to weighted average credit support of 44%. As of September 30, 2020, 88% of the impaired securities in this category, based on carrying value, were externally rated AAA and 12% were rated AA.
Collateralized loan obligations
At September 30, 2020, twenty-three collateralized loan obligations were in unrealized loss positions. Leveraged loans underlying these securities have seen pricing pressure as the market looks to evaluate ability of borrowers to maintain payments. Uncertainties surrounding the broad economy and how they may translate into rating downgrades and defaults as the COVID-19 crisis plays out have negatively impacted pricing in the leveraged loan market. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our September 30, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 22% compared to weighted average credit support of 42%. As of September 30, 2020, 80% of the impaired securities in this category, based on carrying value, were externally rated AAA, 16% were rated AA and 4% were rated A.
Non-mortgage asset-backed securities
At September 30, 2020, two non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing those assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our September 30, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 10% compared to weighted average credit support of 22%. As of September 30, 2020, 100% of the impaired securities in this category, based on carrying value, were externally rated AA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,845,156	20.4%	$4,953,936	21.4%
Government insured residential	1,089,055	4.6%	698,644	3.0%
Other consumer loans	6,689	0.1%	8,539	0.1%
	5,940,900	25.1%	5,661,119	24.5%
Commercial:
Multi-family	1,810,126	7.6%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,910,835	20.7%	5,030,904	21.7%
Construction and land	263,381	1.1%	243,925	1.1%
Owner occupied commercial real estate	2,051,577	8.6%	2,062,808	8.9%
Commercial and industrial	4,427,351	18.6%	4,655,349	20.1%
PPP	829,798	3.5%	—	—%
Pinnacle	1,157,706	4.8%	1,202,430	5.2%
Bridge - franchise finance	606,222	2.5%	627,482	2.6%
Bridge - equipment finance	530,516	2.2%	684,794	3.0%
Mortgage warehouse lending	1,250,903	5.3%	768,472	3.3%
	17,838,415	74.9%	17,493,869	75.5%
Total loans	23,779,315	100.0%	23,154,988	100.0%
Allowance for credit losses	(274,128)		(108,671)
Loans, net	$23,505,187		$23,046,317
 Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $30 million and $50 million at September 30, 2020 and December 31, 2019, respectively. The amortized cost basis of residential PCD loans was $126 million and the related amount of non-credit discount was $125 million at September 30, 2020. The ACL related to PCD residential loans was $1.5 million and $1.7 million at September 30, 2020 and January 1, 2020, the date of initial adoption of ASU 2016-13, respectively.
Included in the table above are direct or sales type finance leases totaling $687 million and $733 million at September 30, 2020 and December 31, 2019, respectively. The amount of income recognized from direct or sales type finance leases for the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

three and nine months ended September 30, 2020 and 2019 totaled $5.3 million, $16.0 million, $5.7 million and $16.5 million, respectively and is recorded as interest income on loans in the consolidated statements of income.
During the three and nine months ended September 30, 2020 and 2019, the Company purchased 1-4 single family residential loans totaling $997 million, $2.1 billion, $743 million and $1.6 billion, respectively. Purchases for the three and nine months ended September 30, 2020 and 2019 included $418 million, $947 million, $288 million and $572 million, respectively, of government insured residential loans.
At September 30, 2020 and December 31, 2019, the Company had pledged loans with a carrying value of approximately $10.9 billion and $10.2 billion, respectively, as security for FHLB advances, Federal Reserve discount window capacity and PPPLF borrowings.
At September 30, 2020 and December 31, 2019, accrued interest receivable on loans totaled $105 million and $83 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and nine months ended September 30, 2020.
Allowance for credit losses
Activity in the allowance for credit losses is summarized below. The balance at December 31, 2019 and amounts presented for the three and nine months ended September 30, 2019 represent the allowance for loan and leases losses, estimated using an incurred loss methodology. The ACL at September 30, 2020 and activity for the three and nine months then ended were determined using the CECL methodology (in thousands):

	Three Months Ended September 30,
	2020			2019
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,695	$255,428	$266,123	$11,236	$100,905	$112,141
Provision	5,331	22,315	27,646	158	1,681	1,839
Charge-offs (1)	—	(23,770)	(23,770)	—	(6,141)	(6,141)
Recoveries	4	4,125	4,129	5	618	623
Ending balance	$16,030	$258,098	$274,128	$11,399	$97,063	$108,462

	Nine Months Ended September 30,
	2020			2019
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931
Impact of adoption of ASU 2016-13	8,098	19,207	27,305	—	—	—
Balance after adoption of CECL	19,252	116,724	135,976	—	—	—
Provision (recovery)	(3,241)	184,336	181,095	439	8,934	9,373
Charge-offs	(31)	(50,723)	(50,754)	—	(13,985)	(13,985)
Recoveries	50	7,761	7,811	172	2,971	3,143
Ending balance	$16,030	$258,098	$274,128	$11,399	$97,063	$108,462

(1)Charge-offs for the three months ended September 30, 2020 includes $22.1 million related to one commercial and industrial relationship that was risk rated substandard prior to the onset of the COVID-19 pandemic.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Amount related to funded portion of loans	$27,646	$181,095
Amount related to off-balance sheet credit exposures	(93)	(2,700)
Amount related to accrued interest receivable	1,063	1,063
Provision for credit losses - loans	28,616	179,458
Provision for credit losses - AFS debt securities	616	616
Total provision for credit losses	$29,232	$180,074
Credit quality information
The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to September 30, 2020 was reflective of the estimated impact of the emerging COVID-19 pandemic on the trajectory of the economy and on individual borrowers and portfolio sub-segments. The credit quality of the loan portfolio has been and is likely to continue to be impacted by the developing COVID-19 crisis, its impact on the economy broadly and more specifically on the Company's individual borrowers. Significant uncertainty currently exists about the full extent of this impact, and the impact may not be fully reflected in some of the credit quality indicators disclosed below as of September 30, 2020, due to the still evolving trajectory of the pandemic. Delinquency statistics may not be fully reflective of the impact of the COVID-19 crisis due to deferral programs offered to affected borrowers.
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential and other consumer loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2020. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment and wages, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	September 30, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$528,199	$741,476	$426,780	$699,906	$833,132	$1,561,448	$4,790,941
30 - 59 Days Past Due	8,663	6,838	5,691	1,568	1,855	17,284	41,899
60 - 89 Days Past Due	—	—	—	—	24	2,256	2,280
90 Days or More Past Due	—	807	1,761	53	1,004	6,411	10,036
	$536,862	$749,121	$434,232	$701,527	$836,015	$1,587,399	$4,845,156

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

	December 31, 2019
	Amortized Cost By Origination Year
	2019	2018	2017	2016	2015	Prior	Total
Current	$804,913	$609,814	$830,710	$783,318	$633,833	$1,225,030	$4,887,618
30 - 59 Days Past Due	13,915	3,003	3,751	8,419	4,308	12,238	45,634
60 - 89 Days Past Due	1,785	442	137	486	1,766	4,962	9,578
90 Days or More Past Due	—	1,762	914	—	5,030	3,400	11,106
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	September 30, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$196,638	$165,287	$91,845	$194,988	$314,274	$546,052	$1,509,084
61% - 70%	150,811	177,825	103,789	133,872	210,631	386,857	1,163,785
71% - 80%	187,963	393,162	210,356	314,092	291,439	627,088	2,024,100
More than 80%	1,450	12,847	28,242	58,575	19,671	27,402	148,187
	$536,862	$749,121	$434,232	$701,527	$836,015	$1,587,399	$4,845,156

	December 31, 2019
	Amortized Cost By Origination Year
LTV	2019	2018	2017	2016	2015	Prior	Total
Less than 61%	$171,069	$134,978	$183,807	$228,868	$197,039	$372,221	$1,287,982
61% - 70%	195,572	128,766	152,502	188,856	154,307	316,031	1,136,034
71% - 80%	442,311	313,779	404,743	338,000	283,202	531,377	2,313,412
More than 80%	11,661	37,498	94,460	36,499	10,389	26,001	216,508
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	September 30, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$411,055	$515,046	$269,976	$518,064	$619,639	$1,084,645	$3,418,425
720 - 759	94,190	141,462	90,222	116,482	146,092	282,188	870,636
719 or less	31,617	92,613	74,034	66,981	70,284	220,566	556,095
	$536,862	$749,121	$434,232	$701,527	$836,015	$1,587,399	$4,845,156

	December 31, 2019
	Amortized Cost By Origination Year
FICO	2019	2018	2017	2016	2015	Prior	Total
760 or greater	$470,057	$340,716	$534,017	$533,804	$430,706	$763,807	$3,073,107
720 - 759	242,806	185,939	200,623	178,139	141,748	307,195	1,256,450
719 or less	107,750	88,366	100,872	80,280	72,483	174,628	624,379
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity, health of the national and regional economy, industry trends, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are generally indicative of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Since the onset of the COVID-19 pandemic, risk ratings have been re-evaluated for a substantial portion of the commercial portfolio, with a focus on portfolio segments we identified for enhanced monitoring and loans that have been modified or for which we granted temporary payment deferrals. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that could result in deterioration of repayment prospects at some future date if not checked or corrected are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow from current operations, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Commercial credit exposure based on internal risk rating:

	September 30, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Multi-Family
Pass	$184,395	$275,468	$157,381	$207,788	$312,223	$474,288	$37,408	$1,648,951
Special mention	—	—	15,766	11,260	1,850	—	—	28,876
Substandard	—	26,150	—	15,778	14,157	76,214	—	132,299
Total Multi-Family	$184,395	$301,618	$173,147	$234,826	$328,230	$550,502	$37,408	$1,810,126

Non-owner occupied commercial real estate
Pass	$296,417	$1,144,727	$751,798	$457,210	$512,790	$683,050	$103,687	$3,949,679
Special mention	—	47,096	13,876	67,386	95,819	102,938	—	327,115
Substandard	11,449	86,647	61,170	17,410	233,371	223,994	—	634,041
Total non-owner occupied commercial real estate	$307,866	$1,278,470	$826,844	$542,006	$841,980	$1,009,982	$103,687	$4,910,835

Construction and Land
Pass	$20,155	$130,156	$7,690	$49,021	$27,092	$913	$241	$235,268
Special mention	—	—	8,083	8,604	4,284	—	—	20,971
Substandard	—	1,423	1,288	—	4,085	346	—	7,142
Total Construction and Land	$20,155	$131,579	$17,061	$57,625	$35,461	$1,259	$241	$263,381

Owner occupied commercial real estate
Pass	$197,281	$267,705	$264,479	$251,357	$304,613	$393,316	$19,841	$1,698,592
Special mention	2,614	48,328	11,636	65,822	23,023	25,217	17,227	193,867
Substandard	—	20,762	18,767	11,751	23,549	75,149	9,140	159,118
Total owner occupied commercial real estate	$199,895	$336,795	$294,882	$328,930	$351,185	$493,682	$46,208	$2,051,577

Commercial and industrial
Pass	$373,737	$899,913	$314,032	$275,778	$198,928	$52,623	$1,770,311	$3,885,322
Special mention	11,390	82,659	18,971	1,406	23,127	6,309	52,626	196,488
Substandard	11,978	70,971	67,610	12,037	25,189	30,003	127,753	345,541
Total commercial and industrial	$397,105	$1,053,543	$400,613	$289,221	$247,244	$88,935	$1,950,690	$4,427,351

PPP
Pass	$829,798	$—	$—	$—	$—	$—	$—	$829,798
PPP	$829,798	$—	$—	$—	$—	$—	$—	$829,798

Pinnacle
Pass	$141,475	$120,453	$74,711	$214,037	$212,343	$394,687	$—	$1,157,706
Total Pinnacle	$141,475	$120,453	$74,711	$214,037	$212,343	$394,687	$—	$1,157,706

Bridge - Franchise Finance
Pass	$52,422	$91,804	$30,647	$15,771	$16,455	$13,191	$—	$220,290
Special mention	5,403	89,369	27,752	7,022	6,697	3,395	—	139,638
Substandard	29,908	82,014	81,021	28,821	18,376	5,216	—	245,356
Doubtful	—	—	—	—	938	—	—	938
Total Bridge - Franchise Finance	$87,733	$263,187	$139,420	$51,614	$42,466	$21,802	$—	$606,222

Bridge - Equipment Finance
Pass	$24,073	$187,592	$75,598	$57,313	$42,307	$58,139	$—	$445,022
Special mention	—	—	20,034	24,992	—	—	—	45,026
Substandard	—	3,452	10,620	26,396	—	—	—	40,468
Total Bridge - Equipment Finance	$24,073	$191,044	$106,252	$108,701	$42,307	$58,139	$—	$530,516

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,250,903	$1,250,903
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,250,903	$1,250,903

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

At September 30, 2020, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	September 30, 2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,648,951	$3,949,679	$235,268	$1,698,592	$3,885,322	$829,798	$1,157,706	$220,290	$445,022	$1,250,903	$15,321,531
Special mention	28,876	327,115	20,971	193,867	196,488	—	—	139,638	45,026	—	951,981
Substandard(1)	132,299	634,041	7,142	159,118	345,541	—	—	245,356	40,468	—	1,563,965
Doubtful	—	—	—	—	—	—	—	938	—	—	938
	$1,810,126	$4,910,835	$263,381	$2,051,577	$4,427,351	$829,798	$1,157,706	$606,222	$530,516	$1,250,903	$17,838,415

(1)Includes $1.4 billion of substandard accruing loans at September 30, 2020.

	December 31, 2019
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$2,184,771	$4,932,279	$240,734	$1,991,556	$4,508,563	$1,202,430	$562,042	$663,855	$768,472	$17,054,702
Special mention	—	5,831	—	27,870	28,498	—	10,682	—	—	72,881
Substandard (1)	32,934	92,794	3,191	43,382	118,288	—	54,758	20,939	—	366,286
	$2,217,705	$5,030,904	$243,925	$2,062,808	$4,655,349	$1,202,430	$627,482	$684,794	$768,472	$17,493,869

(1)Includes $180 million of substandard accruing loans at December 31, 2019.
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	September 30, 2020					December 31, 2019
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,790,941	$41,899	$2,280	$10,036	$4,845,156	$4,887,618	$45,634	$9,578	$11,106	$4,953,936
Government insured residential	382,620	70,183	45,355	590,897	1,089,055	93,560	45,347	30,426	529,311	698,644
Other consumer loans	6,434	233	22	—	6,689	8,539	—	—	—	8,539
Multi-family	1,778,604	23,152	8,370	—	1,810,126	2,217,705	—	—	—	2,217,705
Non-owner occupied commercial real estate	4,709,649	51,512	130,454	19,220	4,910,835	5,015,458	—	928	14,518	5,030,904
Construction and land	263,035	—	—	346	263,381	240,647	2,396	—	882	243,925
Owner occupied commercial real estate	2,036,782	630	1,706	12,459	2,051,577	2,041,352	1,336	4,420	15,700	2,062,808
Commercial and industrial	4,358,670	27,840	4,891	35,950	4,427,351	4,595,847	2,313	4,301	52,888	4,655,349
PPP	829,798	—	—	—	829,798	—	—	—	—	—
Pinnacle	1,157,706	—	—	—	1,157,706	1,202,430	—	—	—	1,202,430
Bridge - franchise finance	577,583	19	13,041	15,579	606,222	610,315	3,840	2,501	10,826	627,482
Bridge - equipment finance	530,516	—	—	—	530,516	677,089	7,705	—	—	684,794
Mortgage warehouse lending	1,250,903	—	—	—	1,250,903	768,472	—	—	—	768,472
	$22,673,241	$215,468	$206,119	$684,487	$23,779,315	$22,359,032	$108,571	$52,154	$635,231	$23,154,988
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $33.6 million and $36.3 million at September 30, 2020 and December 31, 2019, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Loans contractually delinquent by 90 days or more and still accruing totaled $595 million and $531 million at September 30, 2020 and December 31, 2019, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost
Residential and other consumer	$8,031	$2,683	$18,894
Commercial:
Multi-family	—	—	6,138
Non-owner occupied commercial real estate	54,944	27,002	40,097
Construction and land	4,432	4,086	3,191
Owner occupied commercial real estate	23,953	4,835	27,141
Commercial and industrial	72,094	11,898	74,757
Bridge - franchise finance	32,762	2,458	13,631
Bridge - equipment finance	—	—	20,939
	$196,216	$52,962	$204,788
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $43.6 million and $45.7 million at September 30, 2020 and December 31, 2019, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.7 million and $7.6 million for the three and nine months ended September 30, 2020, respectively and $2.0 million and $6.0 million for the three and nine months ended September 30, 2019, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at September 30, 2020 (in thousands):

	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$3,339	$3,331
Commercial:
Non-owner occupied commercial real estate	40,348	40,288
Construction and land	4,432	4,432
Owner occupied commercial real estate	15,107	15,107
Commercial and industrial	29,506	17,506
Bridge - franchise finance	19,122	12,724
Total commercial	108,515	90,057
	$111,854	$93,388
Collateral for the non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the nine months ended September 30, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $270 million, of which $264 million was government insured, at September 30, 2020 and $257 million, of which $248 million was government insured, at December 31, 2019. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at September 30, 2020 and $6 million at December 31, 2019. In response to the COVID-19 pandemic, new foreclosure actions on residential loans have been temporarily suspended.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2020 and 2019 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2020				2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$1,221	—	$—	—	$—	—	$—
Government insured residential	148	24,031	65	10,249	133	21,421	56	8,461
Owner occupied commercial real estate	—	—	—	—	1	939	2	1,654
Commercial and industrial	—	—	—	—	2	4,445	3	1,652
Bridge - franchise finance	—	—	6	8,503	1	12,850	—	—
	149	$25,252	71	$18,752	137	$39,655	61	$11,767

	Nine Months Ended September 30,
	2020				2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	2	$1,422	—	$—	2	$560	—	$—
Government insured residential	213	33,593	99	16,559	171	26,992	58	8,687
Non-owner occupied commercial real estate	1	4,249	1	4,249	1	11,791	1	2,671
Owner occupied commercial real estate	—	—	—	—	1	939	3	1,944
Commercial and industrial	1	305	—	—	7	21,167	3	1,652
Bridge - franchise finance	9	14,554	7	12,081	4	15,715	—	—
	226	$54,123	107	$32,889	186	$77,164	65	$14,954
TDRs during the three and nine months ended September 30, 2020 and 2019 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. The majority of loan modifications or deferrals and payment deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

The following table presents the average recorded investment in impaired loans for the period indicated (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Residential and other consumer:
1-4 single family residential	$4,685	$4,639
Government insured residential	19,865	10,885
	24,550	15,524
Commercial:
Multi-family	21,370	23,955
Non-owner occupied commercial real estate	11,938	10,628
Construction and land	6,188	7,854
Owner occupied commercial real estate	3,406	3,526
Commercial and industrial	27,297	27,879
Commercial lending subsidiaries	53,486	46,860
	123,685	120,702
	$148,235	$136,226
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
Note 6    Income Taxes
The Company’s effective income tax rate was 22.5% and 21.3% for the three and nine months ended September 30, 2020, respectively, and 24.1% and 25.3% for the three and nine months ended September 30, 2019, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the 2019 periods due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax. These factors were largely offsetting for the 2020 periods, when the effective income tax rate did not differ materially from the Federal statutory rate of 21%. During the three and nine months ended September 30, 2020, income not subject to tax was a larger percentage of pre-tax income.
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
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and nine months ended September 30, 2020 and 2019, the impact on earnings, included in other non-interest income in the accompanying consolidated statements of income, related to changes in fair value of these derivatives was not material.
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
September 30, 2020

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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both September 30, 2020 and December 31, 2019.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2020
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.41%	3-Month LIBOR	2.6	$2,921,000	Other liabilities	$—	$(6,566)
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.55%	0.8	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.68%	Indexed to 1-month LIBOR	5.9	1,528,952	Other assets / Other liabilities	—	(42,916)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.68%	5.9	1,528,952	Other assets	138,332	—
Interest rate caps purchased, indexed to 1-month LIBOR			3.71%	0.7	25,955	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.71%		0.7	25,955	Other liabilities	—	—
					$6,280,814		$138,332	$(49,482)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

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
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Income
	2020	2019	2020	2019
Interest rate contracts	$(15,893)	$509	$(30,458)	$4,920	Interest expense on borrowings
During the three and nine months ended September 30, 2020 and 2019, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2020, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $57.0 million.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Gain (Loss) in Consolidated Statements of Income
	2020	2019	2020	2019
Fair value adjustment on derivatives	$(738)	$(382)	$3,290	$(382)	Interest expense on borrowings
Fair value adjustment on hedged items	763	362	(3,309)	362	Interest expense on borrowings
Gain (loss) recognized on fair value hedges (ineffective portion)	$25	$(20)	$(19)	$(20)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$250,000	$250,000	FHLB and PPPLF borrowings
Cumulative fair value hedging adjustments	$2,810	$(499)	FHLB and PPPLF borrowings
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (dollars in thousands):

	September 30, 2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(49,482)	—	(49,482)	—	49,482	—
	$(49,482)	$—	$(49,482)	$—	$49,482	$—

	December 31, 2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$876	$—	$876	$(876)	$—	$—
Derivative liabilities	(16,914)	—	(16,914)	876	16,038	—
	$(16,038)	$—	$(16,038)	$—	$16,038	$—
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At September 30, 2020, the Company had pledged net financial collateral of $54.5 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$66,885	$(17,056)	$49,829	$11,372	$(3,014)	$8,358
Amounts reclassified to gain on investment securities available for sale, net	(2,262)	577	(1,685)	(3,426)	908	(2,518)
Net change in unrealized gains (losses) on investment securities available for sale	64,623	(16,479)	48,144	7,946	(2,106)	5,840
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	1,680	(429)	1,251	(22,822)	6,048	(16,774)
Amounts reclassified to interest expense on borrowings	15,836	(4,038)	11,798	(509)	135	(374)
Net change in unrealized losses on derivative instruments	17,516	(4,467)	13,049	(23,331)	6,183	(17,148)
Other comprehensive income (loss)	$82,139	$(20,946)	$61,193	$(15,385)	$4,077	$(11,308)

	Nine Months Ended September 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$33,142	$(8,068)	$25,074	$72,519	$(19,218)	$53,301
Amounts reclassified to gain on investment securities available for sale, net	(9,515)	2,426	(7,089)	(11,657)	3,089	(8,568)
Net change in unrealized gains (losses) on investment securities available for sale	23,627	(5,642)	17,985	60,862	(16,129)	44,733
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(120,559)	29,926	(90,633)	(101,588)	26,921	(74,667)
Amounts reclassified to interest expense on borrowings	30,401	(7,752)	22,649	(4,920)	1,304	(3,616)
Net change in unrealized losses on derivative instruments	(90,158)	22,174	(67,984)	(106,508)	28,225	(78,283)
Other comprehensive loss	$(66,531)	$16,532	$(49,999)	$(45,646)	$12,096	$(33,550)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at June 30, 2020	$(1,974)	$(141,045)	$(143,019)
Other comprehensive income	48,144	13,049	61,193
Balance at September 30, 2020	$46,170	$(127,996)	$(81,826)

Balance at June 30, 2019	$43,087	$(60,456)	$(17,369)
Other comprehensive income (loss)	5,840	(17,148)	(11,308)
Balance at September 30, 2019	$48,927	$(77,604)	$(28,677)

	Nine Months Ended September 30,
	Unrealized Gain on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2019	$28,185	$(60,012)	$(31,827)
Other comprehensive income (loss)	17,985	(67,984)	(49,999)
Balance at September 30, 2020	$46,170	$(127,996)	$(81,826)

Balance at December 31, 2018	$4,194	$679	$4,873
Other comprehensive income (loss)	44,733	(78,283)	(33,550)
Balance at September 30, 2019	$48,927	$(77,604)	$(28,677)

Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24
Granted	644,300	29.73
Vested	(468,283)	39.03
Canceled or forfeited	(68,525)	34.78
Unvested share awards outstanding, September 30, 2020	1,157,947	$33.39

Unvested share awards outstanding, December 31, 2018	1,186,238	$38.86
Granted	590,572	36.50
Vested	(548,762)	37.57
Canceled or forfeited	(149,770)	38.99
Unvested share awards outstanding, September 30, 2019	1,078,278	$38.21

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

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
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Nine Months Ended September 30,
	2020	2019
Closing price on date of grant (1)	$13.99 - $30.90	$31.07 - $36.65
Aggregate grant date fair value of shares vesting	$18,279	$20,616

(1)During the nine months ended September 30, 2020, the Company granted 599,766 and 44,534 shares with a closing price on date of grant of $30.90 and $13.99, respectively.
The total unrecognized compensation cost of $25.4 million for all unvested share awards outstanding at September 30, 2020 will be recognized over a weighted average remaining period of 2.62 years.
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
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Unvested executive share-based awards outstanding, September 30, 2020	218,847	231,819

Unvested executive share-based awards outstanding, December 31, 2018	90,612	99,874
Granted	73,062	73,062
Unvested executive share-based awards outstanding, September 30, 2019	163,674	172,936
The total liability for the share units was $3.9 million at September 30, 2020. The total unrecognized compensation cost of $6.0 million for these share units at September 30, 2020 will be recognized over a weighted average remaining period of 2.32 years.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

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
The 644,300 unvested share awards granted during the nine months ended September 30, 2020, as discussed above, included 114,936 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2019.
Option Awards
A summary of activity related to stock option awards for the nine months ended September 30, 2020 and 2019 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2019	737,753	$26.64
Exercised	(67,768)	24.66
Option awards outstanding and exercisable, September 30, 2020	669,985	$26.84

Option awards outstanding, December 31, 2018	964,840	$26.53
Exercised	(26,043)	20.63
Canceled or forfeited	(1,960)	63.74
Option awards outstanding, September 30, 2019	936,837	$26.62
The intrinsic value of options exercised and related tax benefits was immaterial for the nine months ended September 30, 2020 and 2019.
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
September 30, 2020

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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$76,910	$—	$76,910
U.S. Government agency and sponsored enterprise residential MBS	—	2,314,754	2,314,754
U.S. Government agency and sponsored enterprise commercial MBS	—	541,536	541,536
Private label residential MBS and CMOs	—	1,167,706	1,167,706
Private label commercial MBS	—	2,440,550	2,440,550
Single family rental real estate-backed securities	—	768,898	768,898
Collateralized loan obligations	—	1,142,404	1,142,404
Non-mortgage asset-backed securities	—	251,839	251,839
State and municipal obligations	—	242,921	242,921
SBA securities	—	241,759	241,759
Marketable equity securities	101,606	—	101,606
Servicing rights	—	7,568	7,568
Derivative assets	—	138,332	138,332
Total assets at fair value	$178,516	$9,258,267	$9,436,783
Derivative liabilities	$—	$(49,482)	$(49,482)
Total liabilities at fair value	$—	$(49,482)	$(49,482)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

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
Collateral dependent loans, OREO and other repossessed assets—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell when repayment is expected to come from the sale of the collateral. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets or collateral consisting of other business assets may be based on third-party appraisals or internal analyses that use market approaches to valuation incorporating a combination of observable and unobservable inputs.
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
September 30, 2020

The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	September 30, 2020				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
OREO and repossessed assets	$—	$—	$3,803	$3,803	$(30)	$(390)
Collateral dependent loans	$—	$—	$74,661	$74,661	$(14,513)	$(56,737)
Operating lease equipment	$—	$—	$277	$277	$—	$(691)

	September 30, 2019				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
OREO and repossessed assets	$—	$—	$1,638	$1,638	$(2,376)	$(2,372)
Collateral dependent loans	$—	$—	$21,104	$21,104	$(2,351)	$(2,265)
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$369,776	$369,776	$214,673	$214,673
Investment securities	1/2	$9,300,883	$9,301,948	$7,769,237	$7,769,949
Non-marketable equity securities	2	$208,614	$208,614	$253,664	$253,664
Loans held for sale	2	$3,816	$4,056	$37,926	$39,731
Loans, net	3	$23,505,187	$24,007,794	$23,046,317	$23,350,684
Derivative assets	2	$138,332	$138,332	$43,686	$43,686
Liabilities:
Demand, savings and money market deposits	2	$20,709,307	$20,709,307	$17,047,344	$17,047,344
Time deposits	2	$5,887,903	$5,905,597	$7,347,247	$7,377,301
Federal funds purchased	2	$180,000	$180,000	$100,000	$100,000
FHLB and PPPLF borrowings	2	$4,118,460	$4,124,405	$4,480,501	$4,500,969
Notes and other borrowings	2	$722,592	$818,868	$429,338	$473,327
Derivative liabilities	2	$49,482	$49,482	$19,029	$19,029
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2020

Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial, commercial real estate and consumer lines of credit to existing customers, for many of which additional extensions of credit are subject to borrowing base requirements. Some of these commitments may mature without being fully funded.
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
Total lending related commitments outstanding at September 30, 2020 were as follows (in thousands):

Commitments to fund loans	$267,339
Unfunded commitments under lines of credit	3,583,714
Commercial and standby letters of credit	91,170
$3,942,223
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2020 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2019 Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K”).
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
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The initial response to the pandemic by governmental authorities included implementation of numerous measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities, including in major markets in which the Company and its clients are located or do business. While many of these restrictions are beginning to ease and economic activity has started to resume, the COVID-19 pandemic and these necessary precautionary measures have negatively impacted the global economy, disrupted global supply chains, created volatility and disruption in financial markets and led to declines in GDP and increases in unemployment levels. Certain sectors to which the Company has credit exposure, such as travel and hospitality and retail, have been particularly impacted by the pandemic.
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
Our results of operations and financial condition at and for the three and nine months ended September 30, 2020 were impacted by the COVID-19 pandemic.
•Deterioration in economic conditions led to a higher provision for credit losses and ACL during the nine months ended September 30, 2020. There continues to be significant uncertainty as to the impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL, but they may be more volatile and may change materially from current levels.
•Levels of criticized and classified assets increased at September 30, 2020, largely as a result of the COVID-19 pandemic. Additionally, a significant number of borrowers have requested relief in the form of temporary payment deferrals or modifications. Beginning late in the first quarter of 2020 and continuing through the third quarter, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the COVID-19 pandemic. At September 30, 2020, we had not experienced an increase in non-performing assets as a result of the pandemic. It is difficult to predict when, if, or to what extent levels of non-

performing assets and delinquencies will increase as a result of the pandemic, although they may do so. Similarly, charge-offs may increase. These impacts may manifest in a delayed fashion due to the impact of temporary payment deferrals and modifications and various forms of government assistance that our borrowers may receive.
•The level of commercial loan origination activity, outside of our participation in the PPP, was lower in the second and third quarters as a result of the pandemic.
Our share price has been negatively impacted by the COVID-19 crisis. We temporarily suspended our share repurchase program, utilizing our capital to provide support to customers through lending and other services.
We raised $300 million in subordinated debt during the second quarter to strengthen our capital position during this challenging economic environment.
Although we took significant measures to prepare for possible disruptions in liquidity, we have not experienced such disruptions to date and continue to have sufficient levels of available liquidity.
The pandemic has impacted our operations. Currently, the substantial majority of our non-branch employees are working remotely. We did not experience any significant operational difficulties, technology failures or outages, or customer service disruptions in our transition to a remote work environment. 88% of our branches remain open to serve customers via drive-through or lobby appointments, in some cases operating with reduced hours. Generally, branch locations without drive-through facilities are temporarily closed. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment. We have put mechanisms in place to allow us to evaluate all significant modifications to processes and procedures to insure continued effectiveness of our controls. We have not identified any instances in which our control environment has failed to operate effectively.
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
In response to the pandemic, we have prioritized risk management and implemented a number of measures to support our customers and employees. Specifically, we have:
•Activated and continue to operate under our business continuity plan under the leadership of executive management.
•Enhanced liquidity monitoring and management protocols.
•Maintained a regular cadence of Board of Directors update calls.
•Enhanced the level and frequency of pro-active outreach to borrowers and our portfolio management activities.
•Segregated certain segments of the loan portfolio for enhanced monitoring.
•Enhanced our workout and recovery staffing and processes.
•Enhanced our stress testing framework. Results of internal stress testing indicate that we have sufficient capital to withstand an increase in credit losses materially beyond levels currently expected, and to withstand a severe downturn.
•Proactively reached out to our critical third party service providers and evaluated their ability to continue to provide support in the current environment. We have experienced no significant service disruptions.
•Expanded certain employee benefits and launched a number of programs to keep our employees healthy and engaged.
•Enhanced personal protective measures for employees working at our corporate locations and begun planning for the eventual return to office of a larger percentage of our workforce, when conditions permit. We have recently started returning a limited number of employees to select corporate offices.
•Supported our clients through participating in the Small Business Administration’s PPP, and granting payment deferrals and fee waivers on a case-by-case basis.
•Temporarily halted new residential foreclosure actions.
We remain confident in our long-term underlying strength and stability, and our ability to navigate these challenging conditions.

Overview
Quarterly Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, the cost of deposits, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratio of non-performing loans to total loans, non-performing assets to total assets, trends in criticized and classified assets and portfolio delinquency and charge-off trends. We consider growth in earning assets and deposits, particularly non-interest bearing deposits, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Quarterly highlights include:
•Net income for the three months ended September 30, 2020 was $66.6 million, or $0.70 per diluted share, compared to $76.2 million, or $0.77 per diluted share, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income was $112.1 million, or $1.17 per diluted share, compared to $223.6 million, or $2.23 per diluted share, for the nine months ended September 30, 2019. Results for the nine months ended September 30, 2020 were negatively impacted by the application of the CECL accounting methodology, including the expected impact of COVID-19 on the provision for credit losses.
•Non-interest bearing demand deposits grew by $906 million, or 15%, for the quarter ended September 30, 2020, to 26% of total deposits, compared to 23% of total deposits at June 30, 2020 and 18% of total deposits at December 31, 2019. Total deposits increased by $527 million during the quarter ended September 30, 2020, as growth in non-interest bearing deposits was partially offset by continued runoff of higher cost time deposits. Average non-interest bearing demand deposits increased by $874 million for the quarter ended September 30, 2020 compared to the immediately preceding quarter and by $2.2 billion compared to the quarter ended September 30, 2019.
•The average cost of total deposits declined by 0.23% to 0.57% for the quarter ended September 30, 2020, its lowest level since the Company's inception. The cost of total deposits was 0.80% for the quarter ended June 30, 2020 and 1.67% for the quarter ended September 30, 2019. On a spot basis, the average annual percentage yield ("APY") on total deposits declined to 0.49% at September 30, 2020 from 0.65% at June 30, 2020 and 1.42% at December 31, 2019.
•Loans under COVID related deferral continued to decline. We reported at the end of the second quarter that we had granted initial 90-day payment deferrals on loans totaling $3.6 billion or approximately 15% of the total loan portfolio. At September 30, 2020, $1.1 billion, or approximately 5% of total loans were still subject to a short-term COVID related payment deferral or longer term modification under the CARES Act, or were in the process of modification. At October 25, 2020, $983 million, or approximately 4%, of loans remained on deferral or modification.
•Investment securities grew by $607 million for the quarter ended September 30, 2020 while loans and leases, including operating lease equipment, declined by $69 million as liquidity was deployed into investment securities in the current challenging credit environment. We experienced growth in the residential and mortgage warehouse loan portfolio segments, offset by net runoff in other commercial and commercial real estate segments.
•PPNR continued to improve year-over-year, increasing by $12.9 million to $115.1 million for the quarter ended September 30, 2020 from $102.2 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, PPNR improved to $322.5 million from $308.8 million for the nine months ended September 30, 2019.
•The net interest margin, calculated on a tax-equivalent basis, was 2.32% for the quarter ended September 30, 2020 compared to 2.39% for the immediately preceding quarter. Deployment of liquidity into the securities portfolio contributed to the decline in the net interest margin for the quarter. The yield on interest earnings assets declined by 0.22% while the cost of interest bearing liabilities declined by 0.15% for the quarter ended September 30, 2020 compared to the quarter ended June 30, 2020. The net interest margin was 2.41% for the quarter ended September 30, 2019.
•The provision for credit losses totaled $29.2 million for the three months ended September 30, 2020. The provision for credit losses was $180.1 million for the nine months ended September 30, 2020. For the three and nine months ended

September 30, 2019, the Company recorded a provision for loan losses, under the incurred loss model, of $1.8 million and $9.4 million, respectively.
•The net unrealized gain (loss) on investment securities available for sale continued to improve during the quarter to a net unrealized gain of $62.0 million at September 30, 2020 compared to net unrealized losses of $2.6 million and $249.8 million at June 30, 2020 and March 31, 2020, respectively.
•Stockholders' equity increased by $110 million during the quarter ended September 30, 2020 to $2.9 billion. The increase was driven by the recovery of $61 million in accumulated other comprehensive income, related primarily to the reduction in unrealized losses on investment securities available for sale, and by the retention of earnings.
•At September 30, 2020, book value per common share and tangible book value per common share were $31.01 and $30.17, respectively, compared to $29.81 and $28.97, respectively at June 30, 2020 and $31.33 and $30.52, respectively at December 31, 2019.
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

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended September 30,
	2020			2020			2019
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,447,514	$212,388	3.61%	$23,534,684	$217,691	3.71%	$22,733,875	$252,896	4.43%
Investment securities (3)	9,065,478	45,351	2.00%	8,325,217	51,684	2.48%	8,295,205	70,427	3.40%
Other interest earning assets	552,515	1,322	0.95%	765,848	2,908	1.53%	573,630	5,219	3.61%
Total interest earning assets	33,065,507	259,061	3.13%	32,625,749	272,283	3.35%	31,602,710	328,542	4.14%
Allowance for credit losses	(272,464)			(254,396)			(112,784)
Non-interest earning assets	1,897,723			1,976,398			1,652,901
Total assets	$34,690,766			$34,347,751			$33,142,827
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,800,421	4,127	0.59%	$2,448,545	4,722	0.78%	$1,872,573	6,705	1.42%
Savings and money market deposits	10,664,462	15,853	0.59%	10,450,310	17,447	0.67%	10,907,317	51,229	1.86%
Time deposits	6,519,852	17,701	1.08%	7,096,097	28,018	1.59%	6,845,643	41,549	2.41%
Total interest bearing deposits	19,984,735	37,681	0.75%	19,994,952	50,187	1.01%	19,625,533	99,483	2.01%
Short term borrowings	53,587	14	0.10%	119,835	32	0.11%	115,209	670	2.31%
FHLB and PPPLF borrowings	4,117,181	20,146	1.95%	4,961,376	21,054	1.71%	5,414,963	32,252	2.36%
Notes and other borrowings	722,271	9,252	5.12%	493,278	6,168	5.00%	403,788	5,307	5.26%
Total interest bearing liabilities	24,877,774	67,093	1.07%	25,569,441	77,441	1.22%	25,559,493	137,712	2.14%
Non-interest bearing demand deposits	6,186,718			5,313,009			3,963,955
Other non-interest bearing liabilities	803,498			820,439			704,995
Total liabilities	31,867,990			31,702,889			30,228,443
Stockholders' equity	2,822,776			2,644,862			2,914,384
Total liabilities and stockholders' equity	$34,690,766			$34,347,751			$33,142,827
Net interest income		$191,968			$194,842			$190,830
Interest rate spread			2.06%			2.13%			2.00%
Net interest margin			2.32%			2.39%			2.41%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.7 million, $3.8 million and $4.1 million for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million, $0.8 million and $1.0 million for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively.
(2)Annualized.
(3)     At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,278,042	$668,187	3.83%	$22,407,271	$751,672	4.48%
Investment securities (3)	8,501,513	153,987	2.42%	8,333,600	221,901	3.55%
Other interest earning assets	654,623	7,950	1.62%	532,062	15,140	3.80%
Total interest earning assets	32,434,178	830,124	3.42%	31,272,933	988,713	4.22%
Allowance for credit losses	(222,085)			(113,694)
Non-interest earning assets	1,874,709			1,615,548
Total assets	$34,086,802			$32,774,787
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,475,388	15,808	0.85%	$1,783,611	18,569	1.39%
Savings and money market deposits	10,509,559	71,056	0.90%	11,093,290	156,236	1.88%
Time deposits	7,040,101	83,826	1.59%	6,898,947	122,086	2.37%
Total interest bearing deposits	20,025,048	170,690	1.14%	19,775,848	296,891	2.01%
Short term borrowings	89,033	412	0.62%	127,908	2,297	2.39%
FHLB and PPPLF borrowings	4,496,407	66,284	1.97%	5,037,299	89,890	2.39%
Notes and other borrowings	548,851	20,711	5.03%	403,574	15,908	5.26%
Total interest bearing liabilities	25,159,339	258,097	1.37%	25,344,629	404,986	2.14%
Non-interest bearing demand deposits	5,292,702			3,835,248
Other non-interest bearing liabilities	791,057			654,692
Total liabilities	31,243,098			29,834,569
Stockholders' equity	2,843,704			2,940,218
Total liabilities and stockholders' equity	$34,086,802			$32,774,787
Net interest income		$572,027			$583,727
Interest rate spread			2.05%			2.08%
Net interest margin			2.35%			2.49%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $11.2 million and $12.9 million, and the tax-equivalent adjustment for tax-exempt investment securities was $2.4 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Annualized.
(3)     At fair value except for securities held to maturity.
Three months ended September 30, 2020 compared to the immediately preceding three months ended June 30, 2020
Net interest income, calculated on a tax-equivalent basis, was $192.0 million for the three months ended September 30, 2020 compared to $194.8 million for the three months ended June 30, 2020, a decrease of $2.9 million, comprised of decreases in tax-equivalent interest income and interest expense of $13.2 million and $10.3 million, respectively. Decreases in interest income resulted from declines in market interest rates, partially offset by increases in average interest earning assets. Declines in interest expense reflected decreases in market interest rates and to a lesser extent, declines in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.32% for the three months ended September 30, 2020, compared to 2.39% for the three months ended June 30, 2020. The decline in the yield on interest earning assets outpaced the reduction in cost of interest bearing liabilities for the quarter. The deployment of liquidity into the securities portfolio in a challenging lending environment contributed to the decline in the yield on interest earning assets and in the net interest margin.

Offsetting factors contributing to the decrease in the net interest margin for the three months ended September 30, 2020 compared to the three months ended June 30, 2020 included:
•The average rate paid on interest bearing deposits decreased to 0.75% for the quarter ended September 30, 2020, from 1.01% for the quarter ended June 30, 2020. This decline reflected continued initiatives taken to lower rates paid on deposits in response to declines in general market interest rates and the re-pricing of term deposits. We expect the cost of interest bearing deposits to continue to decline.
•The tax-equivalent yield on investment securities decreased to 2.00% for the quarter ended September 30, 2020 from 2.48% for the quarter ended June 30, 2020. This decrease resulted from the impact of purchases of lower-yielding securities, prepayments of higher yielding mortgage-backed securities and decreases in coupon interest rates on existing floating rate assets.
•The tax-equivalent yield on loans decreased to 3.61% for the quarter ended September 30, 2020, from 3.71% for the quarter ended June 30, 2020. Factors contributing to this decrease included the decline in benchmark interest rates which impacted the rates earned on both existing floating rate assets and new production, and the runoff of loans originated in a higher rate environment.
•The average rate paid on borrowings increased to 2.40% for the quarter ended September 30, 2020, from 1.97% for the quarter ended June 30, 2020, reflecting the maturity of short-term, lower rate FHLB advances. The issuance of $300 million of 5.125% subordinated notes in June 2020 also contributed to the increase.
•The increase in average non-interest bearing demand deposits as a percentage of average total deposits also positively impacted the cost of total deposits and the net interest margin.
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net interest income, calculated on a tax-equivalent basis, was $192.0 million for the three months ended September 30, 2020 compared to $190.8 million for the three months ended September 30, 2019, an increase of $1.1 million. Net interest income, calculated on a tax-equivalent basis, was $572.0 million for the nine months ended September 30, 2020 compared to $583.7 million for the nine months ended September 30, 2019, a decrease of $11.7 million. The changes in net interest income were comprised of decreases in tax-equivalent interest income of $69.5 million and $158.6 million and decreases in interest expense of $70.6 million and $146.9 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019.
Decreases in tax equivalent interest income for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 resulted from declines in market interest rates, partially offset by increases in average interest earning assets. Declines in interest expense for the same periods reflected decreases in market interest rates along with initiatives implemented to reduce deposit costs and grow non-interest bearing deposits, and to a lesser extent, declines in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.32% for the three months ended September 30, 2020, compared to 2.41% for the three months ended September 30, 2019. Factors contributing to the declines in the net interest margin for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were largely consistent with those discussed above.
Provision for Credit Losses
The provision for credit losses is a charge to earnings required to maintain the ACL at a level consistent with management’s estimate of expected credit losses on financial assets carried at amortized cost at the balance sheet date. The amount of the provision is impacted by changes in current economic conditions as well as in management's reasonable and supportable economic forecast, loan originations and runoff, changes in portfolio mix, risk rating migration and portfolio seasoning, changes in specific reserves, changes in expected prepayment speeds and other assumptions. The provision for credit losses also includes amounts related to off-balance sheet credit exposures and immaterial components related to accrued interest receivable and AFS debt securities.

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Amount related to funded portion of loans	$27,646	$181,095
Amount related to off-balance sheet credit exposures	(93)	(2,700)
Amount related to accrued interest receivable	1,063	1,063
Amount related to AFS debt securities	616	616
Provision for credit losses	$29,232	$180,074
The provision for credit losses for the three and nine months ended September 30, 2020 was determined using the CECL methodology and reflected management's estimate of the expected negative economic impact of the COVID-19 pandemic. For the three and nine months ended September 30, 2019, the Company recorded provisions for loan losses, under the incurred loss methodology, of $1.8 million and $9.4 million, respectively.
The evolving COVID-19 situation may lead to increased volatility in the provision for credit losses and if economic conditions or forecasts deteriorate further as a result of COVID-19, the provision for credit losses and the ACL will likely increase.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deposit service charges and fees	$4,040	$4,269	$11,927	$12,389
Gain on sale of loans:
Guaranteed portions of SBA loans	191	1,450	1,760	4,084
GNMA early buyout loans	2,762	1,264	8,969	3,456
Other	—	2,449	16	2,680
Gain on sale of loans, net	2,953	5,163	10,745	10,220
Gain on investment securities:
Net realized gains on sale of securities AFS	2,263	3,425	9,516	11,657
Net unrealized gains on marketable equity securities	4,918	410	1,048	2,079
Gain on investment securities, net	7,181	3,835	10,564	13,736
Lease financing	13,934	18,583	45,565	52,774
Other non-interest income	8,184	6,006	19,140	20,329
Non-interest income	$36,292	$37,856	$97,941	$109,448
The increase in gain on sale of GNMA early buyout loans for the three and nine months ended September 30, 2020 compared to the comparable periods of 2019 resulted from an increase in the volume of activity.
The decrease in gains on guaranteed portions of SBA loans for the three and nine months ended September 30, 2020 compared to the comparable periods of 2019 is a result of declining origination volume of SBA loans, impacted by our focus on PPP lending during the second quarter of 2020.
The gain on sale of other loans in 2019 was primarily related to a gain on sale of Pinnacle loans totaling $2.4 million.
The decrease in income from lease financing for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 is primarily attributed to the increase in operating lease equipment off-lease.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee compensation and benefits	$48,448	$57,102	$156,212	$179,586
Occupancy and equipment	12,170	14,673	36,440	42,477
Deposit insurance expense	5,886	3,781	15,095	12,849
Professional fees	2,436	2,923	8,771	17,731
Technology and telecommunications	15,435	10,994	42,056	34,175
Depreciation of operating lease equipment	12,315	11,582	37,137	34,883
Loss on debt extinguishment	—	3,796	—	3,796
Other non-interest expense	11,937	16,455	38,154	42,584
Total non-interest expense	$108,627	$121,306	$333,865	$368,081
Less:
Depreciation of operating lease equipment	$(12,315)	$(11,582)	$(37,137)	$(34,883)
Loss on debt extinguishment	—	(3,796)	—	(3,796)
Costs incurred directly related to implementation of BankUnited 2.0	—	(1,985)	(334)	(14,493)
COVID-19 expenses	(531)	—	(2,050)	—
Recurring operating expenses (1)	$95,781	$103,943	$294,344	$314,909

(1)Recurring operating expenses is a non-GAAP measure. See section entitled "Non-GAAP Financial Measures" below for reconciliation of non-GAAP financial measurements to their comparable GAAP financial measurements.
Employee compensation and benefits
Employee compensation and benefits declined by $8.7 million and $23.4 million for the three and nine months ended September 30, 2020, respectively compared to the comparable periods of 2019, primarily due to a reduction in headcount related to our BankUnited 2.0 initiative. Lower variable compensation costs and the impact of a declining stock price on liability-classified awards also contributed to reduced expense levels.
Occupancy and equipment
Occupancy and equipment decreased by $2.5 million and $6.0 million for the three and nine months ended September 30, 2020, respectively compared to the comparable periods of 2019. The decreases were a result of cost reductions stemming from our BankUnited 2.0 initiative.
Professional fees
Professional fees decreased by $0.5 million and $9.0 million for the three and nine months ended September 30, 2020, respectively as compared to the three and nine months ended September 30, 2019. The decrease was primarily due to the consulting services in 2019 related to our BankUnited 2.0 initiative.
Technology and telecommunications
Technology and telecommunications increased by $4.4 million and $7.9 million for the three and nine months ended September 30, 2020, respectively as compared to the three and nine months ended September 30, 2019. This increase is reflective of investments in digital and data analytics capabilities and in the infrastructure to support cloud migration as well as some costs directly related to the COVID-19 pandemic.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities, loan servicing and deposit generation, insurance, expenses related to workouts and foreclosures, regulatory examination assessments, travel and general office expense. Decreases are related to our BankUnited 2.0 initiative, and in some cases, reduced levels of activity stemming from the COVID pandemic.

Expenses related directly to COVID-19 for the three and nine months ended September 30, 2020 included technology and consulting costs related to our participation in the PPP, laptops and other equipment to facilitate employees working remotely, costs related to cleaning, sanitizing and personal protective equipment and other facilities expenses related to preparation for an eventual return of more employees to our offices.
Income Taxes
The Company’s effective income tax rate was 22.5% and 21.3% for the three and nine months ended September 30, 2020, respectively, and 24.1% and 25.3% for the three and nine months ended September 30, 2019, respectively. See Note 6 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased $1.2 billion to $32.4 billion for the nine months ended September 30, 2020 from $31.3 billion for the nine months ended September 30, 2019. This increase was driven by a $871 million increase in the average balance of outstanding loans, related in part to PPP loans originated in 2020. Average interest bearing liabilities declined by $185.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 while average non-interest bearing deposits increased by $1.5 billion to $5.3 billion for the nine months ended September 30, 2020.
Total deposits increased by $2.2 billion at September 30, 2020 compared to December 31, 2019, while investment securities increased by $1.5 billion and total loans increased by $624 million. Investment securities represented 27% of total assets at September 30, 2020 compared to 24% of total assets at December 31, 2019. This is reflective of the deployment of liquidity into the securities portfolio in the challenging lending environment predicated by the COVID-19 pandemic.
Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated. During the three months ended September 30, 2020, an ACL of $0.6 million was recorded for one private label commercial MBS security and is deducted from the amortized cost in the table below (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Carrying Value(1)	Amortized Cost	Carrying Value(1)
U.S. Treasury securities	$75,196	$76,910	$70,243	$70,325
U.S. Government agency and sponsored enterprise residential MBS	2,301,188	2,314,754	2,018,853	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	532,540	541,536	366,787	370,976
Private label residential MBS and CMOs	1,150,571	1,167,706	1,001,337	1,012,177
Private label commercial MBS(2)	2,442,409	2,440,550	1,719,228	1,724,684
Single family rental real estate-backed securities	755,153	768,898	467,459	470,025
Collateralized loan obligations	1,158,414	1,142,404	1,204,905	1,197,366
Non-mortgage asset-backed securities	245,180	251,839	194,171	194,904
State and municipal obligations	222,959	242,921	257,528	273,302
SBA securities	243,692	241,759	359,808	362,731
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,137,302	9,199,277	$7,670,319	7,708,665
Marketable equity securities		101,606		60,572
		$9,300,883		$7,769,237

(1)At fair value except for securities held to maturity.
(2)Amortized cost is net of ACL totaling $0.6 million at September 30, 2020.
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2020 was 4.9 years. The effective duration of the investment portfolio as of September 30, 2020 was 1.7 years . The model results are based on assumptions that may differ from actual results.
The investment securities available for sale portfolio was in a net unrealized gain position of $62.0 million at September 30, 2020, having recovered substantially from a net unrealized loss position of $2.6 million and $249.8 million at June 30, 2020 and March 31, 2020, respectively. Net unrealized gains included $117 million of gross unrealized gains and $55 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at September 30, 2020 had an aggregate fair value of $3.6 billion. The majority of the unrealized losses at September 30, 2020 related to the private label CMBS and CLO portfolio segments. The ratings distribution of our AFS securities portfolio at September 30, 2020 is depicted in the chart below:
We evaluate the credit quality of individual securities in the portfolio quarterly to determine whether we expect to recover the amortized cost basis of the investments in unrealized loss positions. This evaluation considers, but is not necessarily limited to, the following factors, the relative significance of which varies depending on the circumstances pertinent to each individual security:
•Whether we intend to sell the security prior to recovery of its amortized cost basis;
•Whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis;
•The extent to which fair value is less than amortized cost;
•Adverse conditions specifically related to the security, an industry or geographic area;
•Changes in the financial condition of the issuer or underlying loan obligors;
•The payment structure and remaining payment terms of the security, including levels of subordination or over-collateralization;
•Failure of the issuer to make scheduled payments;
•Changes in credit ratings;
•Relevant market data;
•Estimated prepayments, defaults, and the value and performance of underlying collateral at the individual security level.

An ACL of $0.6 million was recorded related to one private label CMBS security during the three months ended September 30, 2020. This security is not projected to sustain credit losses and management does not intend to sell the security at the balance sheet date. However, due to negative underlying collateral performance trends the security is being closely monitored and management may determine not to hold the security until full recovery of its amortized cost basis. No securities were determined to be other than temporarily impaired during the nine months ended September 30, 2019. We do not intend to sell securities in significant unrealized loss positions at September 30, 2020. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.
The timely payment of principal and interest on securities issued by the U.S. government, U.S. government agencies and U.S. government sponsored enterprises is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.
None of our private label securities in unrealized loss positions had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at September 30, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, none of the private label AFS securities in unrealized loss positions were projected to sustain credit losses at September 30, 2020. Further information about the portfolio segments evidencing the largest unrealized losses at September 30, 2020, the CMBS and CLO portfolio segments, follows.
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
The following table presents the distribution of third-party ratings and subordination levels compared to average stress scenario losses based on our credit loss impairment analysis of the CMBS and CLOs at September 30, 2020:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	89.0%	29.4%	95.1%	41.3%	12.0%
	AA	7.3%	28.3%	45.2%	35.0%	11.4%
	A	3.7%	21.5%	79.8%	37.1%	11.7%
Weighted average		100.0%	29.0%	90.9%	40.7%	12.0%

CLOs	AAA	83.7%	36.0%	48.5%	43.1%	20.2%
	AA	12.8%	27.7%	40.8%	32.8%	21.6%
	A	3.5%	24.9%	30.0%	26.9%	24.9%
Weighted average		100.0%	34.6%	46.9%	41.2%	20.5%
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

The following table shows the scheduled maturities, carrying values and prospective yields for investment securities available for sale as of September 30, 2020, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$76,910	1.71%	$—	—%	$—	—%	$—	—%	$76,910	1.71%
U.S. Government agency and sponsored enterprise residential MBS	221,258	1.01%	1,019,052	0.90%	829,496	0.85%	244,948	0.79%	2,314,754	0.88%
U.S. Government agency and sponsored enterprise commercial MBS	3,885	1.76%	52,680	2.00%	344,771	1.02%	140,200	1.44%	541,536	1.23%
Private label residential MBS and CMOs	397,564	3.11%	591,926	2.78%	137,923	2.58%	40,293	2.40%	1,167,706	2.86%
Private label commercial MBS	111,847	2.77%	1,772,951	1.99%	526,400	2.15%	29,352	2.98%	2,440,550	2.07%
Single family rental real estate-backed securities	5,099	2.51%	541,396	2.30%	222,403	1.82%	—	—%	768,898	2.16%
Collateralized loan obligations	50,353	1.48%	1,029,713	1.84%	62,338	2.29%	—	—%	1,142,404	1.85%
Non-mortgage asset-backed securities	38,524	2.84%	164,699	2.56%	47,452	2.25%	1,164	2.59%	251,839	2.55%
State and municipal obligations	8,441	2.53%	20,600	3.77%	162,617	3.99%	51,263	4.08%	242,921	3.95%
SBA securities	48,972	1.30%	121,694	1.26%	52,496	1.19%	18,597	1.09%	241,759	1.24%
	$962,853	2.27%	$5,314,711	1.87%	$2,385,896	1.62%	$525,817	1.53%	9,189,277	1.83%
Marketable equity securities with no scheduled maturity									101,606	6.30%
Total investment securities available for sale and marketable equity securities									$9,290,883	1.88%
Loans Held for Sale
Loans held for sale at September 30, 2020 included $4 million of the guaranteed portion of SBA loans held for sale in the secondary market. At December 31, 2019, loans held for sale included $28.6 million of the SBA loans held for sale and $9.3 million of other commercial loans transferred to held for sale. SBA loans are generally sold with servicing retained. Due to our focus on PPP lending in the second quarter, the origination volume of traditional SBA loans declined.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$5,940,900	25.1%	$5,661,119	24.5%
Multi-family	1,810,126	7.6%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,910,835	20.7%	5,030,904	21.7%
Construction and land	263,381	1.1%	243,925	1.1%
Owner occupied commercial real estate	2,051,577	8.6%	2,062,808	8.9%
Commercial and industrial	4,427,351	18.6%	4,655,349	20.1%
PPP	829,798	3.5%	—	—%
Pinnacle	1,157,706	4.8%	1,202,430	5.2%
Bridge - franchise finance	606,222	2.5%	627,482	2.6%
Bridge - equipment finance	530,516	2.2%	684,794	3.0%
Mortgage warehouse lending	1,250,903	5.3%	768,472	3.3%
Total loans	23,779,315	100.0%	23,154,988	100.0%
Allowance for credit losses	(274,128)		(108,671)
Loans, net	$23,505,187		$23,046,317
For the nine months ended September 30, 2020, total loans grew by $624 million. This increase was primarily driven by $830 million in PPP loans and a $482 million increase in mortgage warehouse outstandings, due to growth in commitments and increased utilization, offset by net runoff in other commercial and commercial real estate segments. The decline in multi-family balances was driven primarily by continued runoff of the New York portfolio. Residential and other consumer loans grew by $280 million due to growth of $392 million in GNMA early buyout loans. The residential portfolio excluding GNMA early buyout loans experienced a net decline of approximately $112 million driven by higher prepayment speeds in the current rate environment.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
1-4 single family residential	$4,845,156	$4,953,936
Government insured residential	1,089,055	698,644
Other consumer loans	6,689	8,539
	$5,940,900	$5,661,119
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2020, $555 million or 12% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.1 billion at September 30, 2020. The Company is not the servicer of these loans.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
California	$1,535,342	31.7%	$1,280,243	25.8%
New York	1,051,647	21.7%	1,057,926	21.4%
Florida	519,004	10.7%	597,359	12.1%
Virginia	179,105	3.7%	189,869	3.8%
New Jersey	164,618	3.4%	189,018	3.8%
Others	1,395,440	28.8%	1,639,521	33.1%
	$4,845,156	100.0%	$4,953,936	100.0%
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

The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

September 30, 2020

December 31, 2019

$1,810
10%
$237
1%
$4,848
27%
$1,947
11%
$4,361
24%
$531
3%
$606
3%
$830
5%
$1,158
7%
$261
2%
$1,251
7%
$2,218
13%
$228
1%
$4,966
28%
$1,948
11%
$4,588
26%
$685
4%
$627
4%
$1,202
7%
$264
2%
$768
4%
Multi-Family
Const and Land
Non-OOCRE
OOCRE
C&I
BFG- Equip
BFG- Franchise
PPP
Pinnacle
SBF
MWL

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
The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at September 30, 2020 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	NY	Other	Weighted Average DSCR	Weighted Average LTV
Office	$2,088,796	29.9%	59%	26%	15%	2.13	59.0%
Multifamily	1,937,079	27.7%	28%	65%	7%	1.72	56.0%
Retail	1,421,782	20.4%	51%	40%	9%	1.54	59.7%
Warehouse/Industrial	770,229	11.0%	69%	18%	13%	2.50	55.4%
Hotel	619,012	8.9%	75%	16%	9%	1.35	57.6%
Other	147,444	2.1%	82%	11%	7%	1.78	54.2%
	$6,984,342	100.0%	52%	38%	10%	1.86	57.7%
DSCRs and LTVs in the table above are based on the most recent information available, which may not be fully reflective of the ultimate impact of the COVID-19 pandemic on borrowers' financial condition or property values.
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented only 1.1% of the total loan portfolio at September 30, 2020. Construction loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. 75% of the commercial real estate portfolio, including 79% and 76% of the retail and hotel segments, respectively, had LTVs less than 65% at September 30, 2020.

Included in the table above are approximately $284 million of mixed-use properties in New York, consisting of $203 million categorized as multi-family, $62 million categorized as retail and $19 million categorized as office.
The New York legislature has enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The following table presents the amount of loans secured by New York multi-family properties in which some or all units are rent regulated at September 30, 2020 (in thousands):

Loans secured by stabilized properties subject to rent regulation	$917,662
Loans secured by non-stabilized properties subject to rent regulation	34,475
$952,137
We believe loans secured by non-stabilized properties may present a heightened level of risk as these loans were underwritten to expected cash flows upon stabilization; those expected cash flows may be impacted by the recent rent regulation reform measures.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at September 30, 2020 (in thousands):

DSCR
Less than 1.11	$128,616
1.11 - 1.24	233,325
1.25 - 1.50	237,645
1.51 or greater	318,076
$917,662

LTV
Less than 50%	$263,851
50% - 65%	554,072
66% - 75%	73,874
More than 75%	25,865
$917,662
The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the rent regulation reforms, or of the COVID-19 pandemic. Loans with DSCR less than 1.11 may be those with temporary vacancies or those for which expenses, particularly real estate taxes, have increased more rapidly than rents. Substantially all of the loans included in the tables above are current and performing.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.5 billion at September 30, 2020, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the commercial and industrial portfolio, including $2.1 billion of owner-occupied commercial real estate loans, by industry at September 30, 2020 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$901,720	14.0%
Wholesale Trade	670,001	10.3%
Educational Services	664,996	10.3%
Transportation and Warehousing	487,311	7.5%
Health Care and Social Assistance	483,941	7.5%
Manufacturing	370,553	5.7%
Retail Trade	321,077	5.0%
Accommodation and Food Services	311,429	4.8%
Information	306,733	4.7%
Real Estate and Rental and Leasing	302,508	4.7%
Construction	272,423	4.2%
Professional, Scientific, and Technical Services	253,040	3.9%
Public Administration	241,884	3.7%
Other Services (except Public Administration)	238,138	3.7%
Arts, Entertainment, and Recreation	215,946	3.3%
Administrative and Support and Waste Management	200,028	3.1%
Utilities	196,534	3.0%
Other	40,666	0.6%
	$6,478,928	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 60% and 32% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank also engages in mortgage warehouse lending on a national basis.
The Company originated over 3,500 SBA PPP loans totaling $876 million during the second quarter 2020. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. They have terms of 2 years, and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. The Company expects PPP forgiveness to occur primarily during the first quarter 2021. The Company also received origination fees associated with these loans; $17 million of these fees remain to be recognized in income as of September 30, 2020.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. Excluding loans originated through our national platforms, 52% and 41% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 55% and 27% of commercial and industrial and owner-occupied real estate loans were to borrowers in Florida and the Tri-state area, respectively.

The following table presents the five states with the largest concentration of commercial loans and leases originated through our national platforms, including Bridge, Pinnacle, SBF and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	September 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
California	$631,317	16.6%	$585,222	16.5%
NY Tri-State Area	489,528	12.9%	349,961	9.9%
Florida	434,034	11.4%	465,146	13.1%
Ohio	226,453	5.9%	45,319	1.3%
North Carolina	200,478	5.3%	146,146	4.1%
All others	1,824,666	47.9%	1,954,601	55.1%
	$3,806,476	100.0%	$3,546,395	100.0%
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $676 million at September 30, 2020, including off-lease equipment, net of accumulated depreciation totaling $87 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,300 railcars with a carrying value of $404 million at September 30, 2020, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end users. The largest concentrations of rail cars were 2,408 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
The chart below presents operating lease equipment by type at the dates indicated:
At September 30, 2020, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2020	$75,906
2021	45,651
2022	62,255
2023	47,729
2024	27,171
Thereafter through 2034	329,951
$588,663

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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful. Beginning late in the first quarter and throughout the second and third quarters of 2020, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the COVID-19 pandemic.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	September 30, 2020		June, 30, 2020		March 31, 2020		December 31, 2019
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$15,321,531	85.9%	$16,169,767	88.6%	$16,841,243	96.0%	$17,054,702	97.5%
Special mention	951,981	5.3%	1,338,232	7.3%	288,148	1.6%	72,881	0.4%
Substandard accruing	1,376,718	7.7%	560,624	3.1%	238,786	1.4%	180,380	1.0%
Substandard non-accruing	187,247	1.0%	187,510	1.0%	181,278	1.0%	185,906	1.1%
Doubtful	938	0.1%	949	—%	—	—%	—	—%
	$17,838,415	100.0%	$18,257,082	100.0%	$17,549,455	100.0%	$17,493,869	100.0%
The increase in levels of criticized and classified loans over the course of 2020 is directly related to the COVID-19 pandemic and its impact on the economy and on the operations of certain of the Company's borrowers. It is possible, given the uncertainty surrounding the future trajectory of the COVID-19 pandemic and related economic impacts, that the amount of criticized and classified assets could increase further in the future.
Both special mention and substandard accruing loans increased from December 31, 2019 to June 30, 2020. As more information became available about the impact of the COVID-19 pandemic on specific businesses, we saw a further increase in substandard accruing loans during the quarter ended September 30, 2020, a significant portion of which represented migration from the special mention category. There was a net decline in special mention loans of $386 million, while substandard accruing loans increased by $816 million. Management has taken what we believe to be a pro-active and objective approach to re-risk rating the commercial loan portfolio based on granular outreach to borrowers since the onset of the pandemic. We have not yet experienced a significant increase in substandard non-accruing loans related to the pandemic, however it is possible that an increasing trend may emerge in the future as temporary payment deferrals granted to some borrowers expire, depending on the trajectory of the virus and pace of the resumption of normal activity and economic recovery.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (in thousands):

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$202,929	32.8%	$273,877	44.1%	$4,201	0.7%	$4,227	0.6%
Retail	85,640	6.0%	172,364	12.0%	4,284	0.3%	—	—%
Multi-family	28,876	1.5%	54,623	2.7%	4,471	0.2%	115	—%
Office	38,213	1.8%	29,735	1.4%	—	—%	—	—%
Industrial	13,221	1.7%	12,968	1.7%	—	—%	1,489	—%
Other	8,083	5.5%	1,393	0.9%	—	—%	—	—%
	376,962		544,960		12,956		5,831
Owner occupied commercial real estate	193,867	9.4%	179,305	8.8%	26,170	1.3%	27,870	1.4%
Commercial and industrial	196,488	4.4%	243,398	5.2%	67,173	1.1%	28,498	0.5%
Bridge - franchise finance	139,638	23.0%	327,375	52.5%	181,049	28.0%	10,682	1.7%
Bridge - equipment finance	45,026	8.5%	43,194	7.3%	800	0.1%	—	—%
	$951,981		$1,338,232		$288,148		$72,881

Substandard accruing:
CRE
Hotel	$249,646	40.3%	$92,066	14.8%	$11,296	1.8%	$34,645	5.3%
Retail	238,910	16.8%	63,957	4.4%	20,049	1.4%	—	—%
Multi-family	143,857	7.4%	67,896	3.4%	35,691	1.7%	26,797	1.7%
Office	60,556	2.9%	28,994	1.4%	6,214	0.3%	8,299	0.3%
Industrial	19,714	2.6%	19,814	2.5%	9,675	1.2%	9,753	1.2%
Other	1,422	1.0%	—	—%	—	—%	—	—%
	714,105		272,727		82,925		79,494
Owner occupied commercial real estate	135,165	6.6%	38,332	1.9%	24,520	1.2%	16,241	0.8%
Commercial and industrial	273,448	6.2%	185,201	3.9%	77,810	1.6%	43,518	0.9%
Bridge - franchise finance	213,532	35.2%	56,628	9.1%	53,531	8.3%	41,127	6.6%
Bridge - equipment finance	40,468	7.6%	7,736	1.3%	—	—%	—	—%
	$1,376,718		$560,624		$238,786		$180,380
The increases in substandard accruing loans at September 30, 2020 were concentrated in those categories expected to exhibit additional stress in the current environment including CRE hotel, CRE retail and franchise finance.
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

Payment Deferrals and Modifications
We believe, in the current environment, information about loans that are on temporary payment deferral or have been modified as a result of the COVID-19 pandemic provides additional insight into segments or sub-segments of the portfolio that are experiencing some level of stress related to the pandemic The following table summarizes deferral and modification activity in the commercial portfolio, as of September 30, 2020 (dollars in thousands):

	Currently Under Short-Term Deferral	CARES Act Modifications	In Process CARES Act Modifications	Total	% of Portfolio
CRE - Property Type:
Retail	$20,289	$6,098	$15,819	$42,206	3%
Hotel	1,547	126,602	162,824	290,973	47%
Office	4,664	41,451	29,826	75,941	4%
Multifamily	19,829	—	4,435	24,264	1%
Total CRE	$46,329	$174,151	$212,904	$433,384	6%
C&I - Industry
Accommodation and Food Services	$54,813	$—	$7,098	$61,911	20%
Retail Trade	20,648	19,357	—	40,005	12%
Manufacturing	12,234	—	—	12,234	3%
Other	21,825	53,030	—	74,855	1%
Total C&I	$109,520	$72,387	$7,098	$189,005	3%
BFG - Equipment	$966	$—	$—	$966	—%
BFG - Franchise	$75,607	$—	$—	$75,607	12%
Total Commercial	$232,422	$246,538	$220,002	$698,962	4%

Updated through October 25, 2020	$73,866	$312,142	$181,052	$567,060	3%
Reflecting a positive trend, total commercial loans on deferral, modified or in process of modification as a result of the COVID-19 pandemic had declined to $567 million or 3% of the commercial portfolio at October 25, 2020, compared to $3.0 billion or 17% of the commercial portfolio that had been granted initial 90 day payment deferrals through July 17, 2020. For commercial borrowers, payment deferrals were deferrals of principal and/or interest payments for up to two periods of 90 days each. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date. CARES Act modifications represent longer-term modifications and most commonly have taken the form of 9 to 12 month interest only periods. Pursuant to interagency guidance and the CARES Act, deferrals and modifications related to COVID-19 of loans that were current as of December 31, 2019 will typically not be categorized or reported as TDRs.
The following table presents additional information, as of September 30, 2020, about loan portfolio sub-segments that, in light of evolving conditions related to the COVID-19 pandemic, were identified for enhanced monitoring (dollars in thousands):

	September 30, 2020
	Amortized Cost	Percent of Total Loans	Non-Performing	Special Mention	Substandard Accruing
Retail - CRE	$1,421,782	6.0%	$10,674	$85,640	$238,910
Retail - C&I	321,077	1.4%	3,992	12,268	41,992
BFG - franchise finance	606,222	2.5%	32,762	139,638	213,532
Hotel	619,012	2.6%	32,099	202,929	249,646
Airlines and aviation authorities	145,921	0.6%	—	35,291	26,395
Cruise line	72,962	0.3%	—	59,423	13,538
	$3,186,976	13.4%	$79,527	$535,189	$784,013

At September 30, 2020, over 70% of commercial loans on deferral, modified or in process of modification due to the COVID-19 pandemic and over 50% of criticized and classified assets were in the above portfolio sub-segments.
Retail Exposure in the CRE Portfolio
The predominant collateral types supporting this sub-segment include both anchored and unanchored suburban and urban retail properties, some single tenant properties as well as some mixed-use properties in New York City with a significant retail component. We have no significant large shopping mall or "big box" exposure. The weighted average LTV for this sub-segment is 59.7% and 79% has LTVs less than 65%, based on the most recently available information.
Retail Exposure in the C&I Portfolio
This is a well-diversified sub-segment by industry. The largest exposure is to gas stations, generally with convenience stores, representing $93 million, or 29% of the sub-segment. 66% of loans in this sub-segment are collateralized by owner-occupied real estate.
BFG - Franchise Finance
The following table presents the franchise portfolio by concept at September 30, 2020:

	Amortized Cost	Percent of BFG Franchise Finance
Restaurant concepts:
Burger King	$64,786	10.7%
Dunkin Donuts	43,166	7.1%
Popeyes	27,588	4.6%
Domino's	22,967	2.8%
Jimmy Johns	21,128	3.5%
Other	185,278	30.6%
	364,913	59.3%
Non-restaurant concepts:
Planet Fitness	$105,582	18.4%
Orange Theory Fitness	86,217	14.2%
Other	49,510	8.1%
	241,309	40.7%
	$606,222	100.0%
Approximately $35 million or 10% of restaurant concepts and $41 million or 17% of non-restaurant concepts were under short-term deferral at September 30, 2020. Restaurant concepts that have established drive-through or delivery models are generally performing well in the current environment. The majority of fitness franchises have re-opened.
Hotel
Many hotels are experiencing significant disruption in revenue due to social distancing measures arising from the pandemic. The weighted average LTV for this sub-segment is 58% and 76% has LTVs less than 65%, based on the most recent information available. The majority of our hotel exposure is in Florida at 75%, followed by 16% in New York. This sub-segment includes $59 million in SBA loans, of which $14 million is guaranteed. All but one of our hotel collateral properties have now re-opened for business.
Airlines and Aviation Authorities
These borrowers have directly benefited from government relief programs enacted in response to the COVID-19 pandemic.
Operating Lease Equipment, net
Eight operating lease relationships with a carrying value of assets under lease totaling $62 million, all of which were exposures to the energy industry, were internally risk rated substandard at September 30, 2020. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. At September 30, 2020, there were 17 operating leases for which a triggering event was met. Based on a recoverability analysis performed, the Company recognized an impairment charge of $0.7 million during the three months ended March 31, 2020 related to one operating lease relationship; this was not an energy exposure. There were no impairment charges during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.
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
Asset risk is evaluated and managed by a dedicated internal staff of asset managers, managed by seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar fleet, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar re-marketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters, including events such as the COVID-19 pandemic. We seek to mitigate these risks by leasing to a stable end user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector.
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
Bridge had exposure to the energy industry of $337 million at September 30, 2020. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $284 million. The remaining energy exposure, totaling approximately $54 million was comprised of loans and direct or sales type finance leases.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at September 30, 2020:

FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2020. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At September 30, 2020, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 8% second homes and 12% investment properties.
1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $54 million and $66 million at September 30, 2020 and December 31, 2019, respectively. The amount of these loans 90 days or more past due was $10.0 million and $11.1 million at September 30, 2020 and December 31, 2019, respectively. Delinquency statistics as of September 30, 2020 may not be fully reflective of the impact of the COVID-19 pandemic on residential borrowers due to payment deferral programs. Loans on deferral that are in compliance with the terms of the deferral program are not reported as delinquent.
The following table presents information about residential loans granted payment deferrals as a result of the COVID-19 pandemic as of September 30, 2020, excluding government insured residential loans (dollars in thousands):

	Currently Under Short-Term Deferral		Currently Under Short-Term Deferral Continue to Pay		CARES Act Modifications
	Balance	% of Portfolio	Balance	% of Deferral	Balance	% of Portfolio
Residential	$395,027	8%	$194,859	49%	$21,480	—%
For residential borrowers, relief has typically initially taken the form of 90 day payment deferrals, with deferred payments due at the end of the 90 day period. At the end of the initial 90 day deferral period, residential borrowers may either (i) make all payments due, (ii) be granted an additional deferral period or (iii) enter into a modification or repayment plan. As indicated in the table above, 49% of residential borrowers who are currently under short-term deferral continued to make payments during the deferral period.
At September 30, 2020 and December 31, 2019, substantially all other consumer loans were current.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs or CARES Act modifications and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding purchase credit deteriorated loans for which management has a reasonable basis for an expectation about future cash flows and government insured residential loans, and (iii) OREO and repossessed assets.
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$6,246	$18,877
Other consumer loans	1,785	17
Total residential and other consumer loans	8,031	18,894
Commercial:
Multi-family	—	6,138
Non-owner occupied commercial real estate	54,944	40,097
Construction and land	4,432	3,191
Owner occupied commercial real estate	23,953	27,141
Commercial and industrial	72,094	74,757
Bridge - franchise finance	32,762	13,631
Bridge - equipment finance	—	20,939
Total commercial loans	188,185	185,894
Total non-accrual loans	196,216	204,788
Loans past due 90 days and still accruing	4,088	—
Total non-performing loans	200,304	204,788
OREO and repossessed assets	4,154	3,897
Total non-performing assets	$204,458	$208,685

Non-performing loans to total loans (1)	0.84%	0.88%
Non-performing assets to total assets (1)	0.58%	0.63%
ACL to total loans	1.15%	0.47%
ACL to non-performing loans	136.86%	53.07%
Net charge-offs to average loans (2)	0.25%	0.05%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $43.6 million or 0.18% of total loans and 0.12% of total assets, at September 30, 2020; compared to $45.7 million or 0.20% of total loans and 0.14% of total assets, at December 31, 2019.
(2)    Annualized for September 30, 2020.

The following chart presents trends in non-performing loans and non-performing assets:
The following chart presents trends in non-performing loans by portfolio sub-segment (in millions):

$205
$62
$14
$21
$65
$24
$19
$200
$59
$33
$-
$65
$31
$12
December 31, 2019
September 30, 2020
Residential
CRE
C&I
Equipment
Franchise
SBA

The ultimate impact of the recent and evolving COVID-19 pandemic may not be reflected in the level of non-performing assets reported above. The potential effect on non-performing asset levels may be delayed in the near-term due to government assistance and loan deferral programs.
Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $591 million and $529 million at September 30, 2020 and December 31, 2019, respectively. Increases in the ratios of the ACL to total loans and the ACL to non-performing loans at September 30, 2020 compared to December 31, 2019 are attributable to the adoption of CECL effective January 1, 2020 and the impact on the provision for credit losses recorded during the nine months ended September 30, 2020 of changes in economic conditions, our economic forecast and borrower financial performance related to COVID-19.
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
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs. Additionally, section 4013 of the CARES Act effectively suspended the guidance related to TDRs codified in ASC 310-40 until the earlier of December 31, 2020 or the date of the suspension of the declared state of emergency related to the COVID-19 pandemic. All of the COVID-19 related deferrals the Company has granted to date fall under these provisions and therefore have not been categorized as TDRs. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" " for further discussion.
The following table summarizes loans that have been modified in TDRs at the dates indicated (dollars in thousands):

	September 30, 2020			December 31, 2019
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	362	$59,685	$82	361	$57,117	$12
Commercial	27	58,671	8,594	25	56,736	6,311
	389	$118,356	$8,676	386	$113,853	$6,323

(1)    Includes 345 government insured residential loans modified in TDRs totaling $54.6 million at September 30, 2020; and 346 government insured residential loans modified in TDRs totaling $53.4 million at December 31, 2019.
See Note 4 to the consolidated financial statements for additional information about TDRs.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which evaluates the appropriate strategy for collection to mitigate the amount of credit losses and considers the appropriate risk rating for these loans. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard, loans on non-accrual status, loans modified as TDRs or CARES Act modifications and assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Criticized Asset Committee.
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
For the substantial majority of the loan portfolio, expected losses are estimated using econometric models that employ a factor based methodology to estimate PD and LGD, determined based on pool level characteristics. Projected PDs and LGDs are applied to estimated exposure at default to generate estimates of expected loss. Qualitative adjustments may also be applied to incorporate factors that management does not believe have been adequately considered in the quantitative estimate. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans and TDRs, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.
See Note 1 to the consolidated financial statements for more detailed information about our ACL methodology and related accounting policies.

The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs for the periods indicated (in thousands). For the nine months ended September 30, 2020, the ACL was estimated using the CECL methodology. For the nine months ended September 30, 2019, prior to the adoption of ASU 2016-13, an incurred loss methodology was used.

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period:	$108,671	$109,931
Impact of adoption of ASU 2016-13	27,305	—
	135,976	109,931
Provision for (recovery of) loan losses:
1-4 single family residential	(3,240)	704
Home equity loans and lines of credit	(40)	(152)
Other consumer loans	39	(113)
Multi-family	32,588	(2,265)
Non-owner occupied commercial real estate	64,524	(1,760)
Construction and land	280	(177)
Owner occupied commercial real estate	4,676	(3,195)
Commercial and industrial	45,617	15,483
Pinnacle	(56)	(135)
Bridge - franchise finance	31,475	3,582
Bridge - equipment finance	5,232	(2,599)
Total Provision	181,095	9,373
Charge-offs:
1-4 single family residential	(31)	—
Multi-family	(129)	—
Non-owner occupied commercial real estate	(685)	(2,184)
Construction and land	—	(76)
Owner occupied commercial real estate	(1,028)	(374)
Commercial and industrial	(25,564)	(10,066)
Bridge - franchise finance	(16,561)	(1,285)
Bridge - equipment finance	(6,756)	—
Total Charge-offs	(50,754)	(13,985)
Recoveries:
Home equity loans and lines of credit	44	151
Other consumer loans	4	21
Multi-family	2	—
Non-owner occupied commercial real estate	124	82
Owner occupied commercial real estate	98	781
Commercial and industrial	6,977	2,104
Bridge - franchise finance	449	—
Bridge - equipment finance	113	4
Total Recoveries	7,811	3,143
Net Charge-offs	(42,943)	(10,842)
Balance at end of period	$274,128	$108,462

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	September 30, 2020		June 30, 2020		January 1, 2020 (1)		December 31, 2019
	Total	%(2)	Total	%(2)	Total	%(2)	Total	%(2)
Residential portfolio segment	$16,031	25.1%	$10,695	23.5%	$19,252	24.5%	$11,154	24.5%

Multi-family	36,705	7.6%	21,049	7.9%	4,244	9.6%	5,024	9.6%
Non-owner occupied commercial real estate	73,760	20.7%	84,436	20.7%	9,798	21.7%	23,240	21.7%
Construction and land	2,898	1.1%	3,384	1.0%	2,618	1.1%	764	1.1%
CRE portfolio segment	113,363		108,869		16,660		29,028

Owner occupied commercial real estate	35,052	8.6%	36,416	8.6%	31,306	8.9%	8,066	8.9%
Commercial and industrial	79,357	27.4%	84,142	28.1%	52,326	23.4%	43,485	23.4%
Pinnacle	355	4.8%	238	5.1%	411	5.2%	720	5.2%
Bridge - franchise finance	24,394	2.5%	19,446	2.6%	9,030	2.6%	9,163	2.6%
Bridge - equipment finance	5,576	2.2%	6,317	2.5%	6,991	3.0%	7,055	3.0%
Commercial portfolio segment	144,734		146,559		100,064		68,489
	$274,128	100.0%	$266,123	100.0%	$135,976	100.0%	$108,671	100.0%

(1)Adoption date of ASU 2016-13.
(2)Represents percentage of loans receivable in each category to total loans receivable.

The following table shows the distribution of the ACL as a percentage of loans at the dates indicated:

	September 30, 2020	June 30, 2020	January 1, 2020 (1)

Residential portfolio segment	0.27%	0.19%	0.34%
Commercial:
Commercial real estate	1.62%	1.54%	0.22%
Commercial and industrial	1.34%	1.38%	1.12%
Pinnacle	0.03%	0.02%	0.03%
Bridge - franchise finance	4.03%	3.12%	1.44%
Bridge - equipment finance	1.05%	1.07%	1.02%
Total commercial	1.45%	1.40%	0.67%
	1.15%	1.12%	0.59%

(1)Adoption date of ASU 2016-13.

Changes in the ACL upon initial adoption of CECL
ASU 2016-13 was adopted effective January 1, 2020, increasing the ACL by $27.3 million. In general, the change in methodology resulted in increased reserves due to the transition to a lifetime expected loss model from an incurred loss model. However, as noted in the table above, there are certain CRE portfolios where the reserve decreased. This was mainly driven by the use of quantitative models to estimate the ACL using a methodology tailored more specifically to loans in the Company's portfolio under CECL, instead of the peer group historical loss rates utilized under the prior incurred loss model. Certain qualitative factors were also removed, as their impact was captured in the quantitative estimate under CECL.
Changes in the ACL subsequent to the adoption of CECL
The increase in the ACL from the date of adoption of CECL to September 30, 2020 is a direct result of the impact of the COVID-19 pandemic on current and forecasted economic conditions and on our borrowers specifically, as evidenced in risk rating migration of the portfolio.
The ACL increased by $8 million, to $274.1 million or 1.15% of loans at September 30, 2020 from $266.1 million or 1.12% of loans at June 30, 2020.
Significant offsetting factors contributing to the change in the ACL for the third quarter are depicted in the chart below (in millions):

$266.1
Assumption Changes
$0.4
Net Portfolio Migration
$27.3
• Risk rating migration
• Changes in specific reserves
Portfolio Changes
$1.6
• New loans
• Exits/runoff
• Portfolio seasoning
Economic Forecast
$10.6
• Current market adjustment
• Changes to forward path of economic forecast
Charge-Offs
($23.8)
• Largely attributable to one commercial loan relationship
Change in Qualitative Overlay
($8.1)
• Additional qualitative overlay for borrowers impacted by COVID-19
$274.1
ACL
6/30/20
ACL
9/30/20
%of Total Loans
1.12%
1.15%

The ACL for the residential portfolio segment increased by $5.3 million, or from 0.19% to 0.27% of loans during the quarter ended September 30, 2020. This increase related primarily to changes in modeling assumptions about loans in forbearance, and to a lesser degree, changes in the economic forecast driven by the unemployment outlook. In the aggregate, the ACL for the CRE portfolio segments, including multi-family, non-owner occupied CRE and construction and land, increased by $4.5 million during the quarter ended September 30, 2020, from 1.54% to 1.62% of loans, driven primarily by the migration of loans from special mention to substandard accruing. The ACL on the franchise portfolio increased by $4.9 million during the quarter ended September 30, 2020, from 3.12% of loans to 4.03% of loans, primarily driven by risk rating migration during the quarter. Charge-offs for the quarter related primarily to the $22.1 million charge-off of one commercial relationship.

The econometric models we use to estimate expected credit losses ingest a wide array of national, regional and MSA level economic variables and data points. Some of the data points informing the reasonable and supportable economic forecast used in estimating the ACL at September 30, 2020 were:
•National unemployment starting at 8%, increasing to just over 9% by the end of 2020, declining to 8% by the end of 2021 and trending down thereafter;
•Annualized growth in GDP starting at 27%, decreasing to 3% by the end of 2020, exceeding pre-recession levels by the end of 2023, averaging 4.3% for 2020 and 3.5% for 2021;
•VIX trailing average starting at 26, trending downward to 18 by the end of 2022;
•S&P 500 starting at 3,200, declining moderately in the fourth quarter of 2020 before trending up, but staying below recent highs until mid-2022.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$6,186,718	—%	$3,963,955	—%	$5,292,702	—%	$3,835,248	—%
Interest bearing	2,800,421	0.59%	1,872,573	1.42%	2,475,388	0.85%	1,783,611	1.39%
Money market	10,484,666	0.60%	10,710,621	1.89%	10,329,839	0.92%	10,878,975	1.91%
Savings	179,796	0.09%	196,696	0.23%	179,720	0.12%	214,315	0.26%
Time	6,519,852	1.08%	6,845,643	2.41%	7,040,101	1.59%	6,898,947	2.37%
	$26,171,453	0.57%	$23,589,488	1.67%	$25,317,750	0.90%	$23,611,096	1.68%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2020 (in thousands):

Three months or less	$1,009,373
Over three through six months	908,323
Over six through twelve months	838,999
Over twelve months	139,500
$2,896,195
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
We have utilized the Federal Reserve's PPPLF to fund PPP loans. These borrowings bear interest at 0.35%, are secured by PPP loans, and mature as the underlying PPP loans are repaid. FHLB and PPPLF borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
FHLB advances, net of hedge accounting fair value adjustments	$3,423,810	$4,480,501
PPPLF borrowings	694,650	—
	$4,118,460	$4,480,501

The contractual balance of FHLB advances outstanding at September 30, 2020 is scheduled to mature as follows (in thousands):

Maturing in:
2020—One month or less	$995,000
2020—Over one month	2,076,000
2021	250,000
Thereafter	100,000
Total contractual balance outstanding	3,421,000
Cumulative fair value hedging adjustments	2,810
Carrying value	$3,423,810
The table above reflects contractual maturities of outstanding FHLB advances, and does not incorporate the impact that interest rate swaps designated as hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(4,362)	(4,910)
	395,638	395,090
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	—
Unamortized discount and debt issuance costs	(6,012)	—
	293,988	—
Total outstanding notes payable	689,626	395,090
Finance leases	32,966	34,248
Notes and other borrowings	$722,592	$429,338

Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2020 and December 31, 2019, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.

The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2020 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,924,892	8.60%	N/A (1)	N/A (1)	$1,359,789	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,924,892	12.17%	$1,561,717	6.50%	$1,081,189	4.50%	$1,681,849	7.00%
Tier 1 risk-based capital	$2,924,892	12.17%	$1,922,113	8.00%	$1,441,585	6.00%	$2,042,245	8.50%
Total risk based capital	$3,437,902	14.31%	$2,402,641	10.00%	$1,922,113	8.00%	$2,522,773	10.50%
BankUnited:
Tier 1 leverage	$3,220,494	9.51%	$1,692,880	5.00%	$1,354,304	4.00%	N/A	N/A
CET1 risk-based capital	$3,220,494	13.48%	$1,552,865	6.50%	$1,075,060	4.50%	$1,672,316	7.00%
Tier 1 risk-based capital	$3,220,494	13.48%	$1,911,218	8.00%	$1,433,414	6.00%	$2,030,669	8.50%
Total risk based capital	$3,433,504	14.37%	$2,389,023	10.00%	$1,911,218	8.00%	$2,508,474	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
The Company has elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
Total stockholders' equity decreased by approximately $116.0 million at September 30, 2020 compared to December 31, 2019. The most significant reason for this decrease was the repurchase of common shares of $101 million, followed by dividends declared of $66 million, offset by comprehensive income of $62 million for the nine months ended September 30, 2020. The comprehensive income included retained earnings offset by an increase of $50 million in accumulated other comprehensive loss, attributed to an increase in unrealized losses on derivative instruments. Unrealized losses on derivative instruments designated as hedging instruments were attributable to reductions in benchmark interest rates.
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
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio, FHLB advances and more recently the PPPLF. For the nine months ended September 30, 2020 and 2019 net cash provided by operating activities was $635 million and $412 million, respectively.

The onset of the COVID-19 pandemic led to dislocation and volatility in funding and capital markets and evoked widespread concerns about the ongoing functioning of those markets, the availability of liquidity and the economy generally. In response, the Federal Reserve reduced its benchmark interest rate to a target level of 0 - 0.25% and has maintained it at that level to date, actively adjusted the size of its overnight and term repurchase agreement operations, reduced reserve requirements and the cost of discount window borrowings, encouraged banks to utilize the discount window and committed to purchasing large amounts of U.S. Treasury securities and MBS. The U.S. government has announced an unprecedented variety of additional stimulus and measures to support markets, the flow of credit, and systemic liquidity. These include the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Municipal Liquidity Facility, the Main Street New Loan Facility, the Main Street Expanded Loan Facility, Paycheck Protection Program loans, the PPPLF, the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Money Market Mutual Fund Liquidity Facility. These actions appear to have been effective in stabilizing market liquidity.
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
At September 30, 2020, available liquidity totaled approximately $9.7 billion, including cash, borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window, Federal Funds lines of credit, unpledged agency securities and availability under the PPPLF, as depicted in the following chart:
Additional sources of liquidity include cash flows from operations, wholesale deposits, and cash flow from the Bank's amortizing securities and loan portfolios. In the near-term, cash flows from the loan portfolio may be reduced as a result of temporary payment deferrals granted to borrowers. This has not to date and we do not currently expect it to materially impact our liquidity position. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans. Since the onset of the COVID-19 pandemic, we have not experienced unusual deposit outflows or volatility; we have, in fact experienced growth in deposits. Credit line usage, which we have monitored regularly since the onset of COVID-19, never significantly exceeded and is currently below our trailing three year average. Our available liquidity may also change as the FHLB and Federal Reserve Bank reprice our collateral in the normal course of business based on ongoing quarterly valuations. Based on our internal analysis, we do not expect the impact to be material to our overall liquidity position.

The ALCO policy has established several measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. In light of the COVID-19 situation, we have enhanced the frequency and extent of liquidity monitoring and reporting to both executive management and the Board of Directors.
The ALCO policy establishes limits for the ratio of available liquidity to volatile liabilities, the ratio of wholesale funding to total assets, the ratio of brokered deposits to total deposits and a government backed securities holding ratio, measured as the ratio of U.S. Government backed securities to total securities. At September 30, 2020 BankUnited was in compliance with all of these ALCO policy limits.
An additional primary measure of liquidity monitored by management is the 30-day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. ALCO policy thresholds stipulate that BankUnited’s liquidity is considered acceptable if the 30-day total liquidity ratio exceeds 100%. At September 30, 2020, BankUnited’s 30-day total liquidity ratio was 267%. Management also monitors a one-year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At September 30, 2020, BankUnited’s one-year liquidity ratio was 223%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of FHLB advances to total funding, concentrations of large deposits, a measure of on balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. The Company also has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, we are modeling instantaneous rate shocks of plus 100, plus 200, plus 300 and plus 400 basis point shifts as well as a variety of yield curve slope, negative rate and dynamic balance sheet scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios, generally by policy plus and minus 100, 200, 300 and 400 basis points, are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At September 30, 2020, the most likely rate scenario assumes that all indices are floored at 0%. We did not apply the falling rate scenarios at September 30, 2020 due to the low level of current interest rates. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at September 30, 2020 and December 31, 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at September 30, 2020 - increase:
In year 1	N/A	2.9%	4.2%	4.0%	3.2%
In year 2	N/A	4.1%	5.8%	5.8%	5.1%
Model Results at December 31, 2019 - increase (decrease):
In year 1	(1.1)%	1.0%	0.1%	(2.1)%	(5.1)%
In year 2	(4.8)%	4.6%	7.2%	8.7%	9.4%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates at September 30, 2020 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at September 30, 2020 and December 31, 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at September 30, 2020 - increase (decrease):	N/A	1.0%	(1.8)%	(5.5)%	(9.6)%
Model Results at December 31, 2019 - decrease:	(1.5)%	(0.7)%	(3.1)%	(6.2)%	(9.7)%
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
Derivative Financial Instruments
Interest rate swaps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At September 30, 2020, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.9 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $250 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $6.6 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.1 billion at September 30, 2020. The aggregate fair value of these interest rate swaps and caps included in other assets was $138.3 million and the aggregate fair value included in other liabilities was $42.9 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
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
Non-GAAP Financial Measures
PPNR is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses and the ability of the Company to generate earnings sufficient to cover estimated credit losses, particularly in view of the adoption of the CECL accounting methodology, which may impact comparability of operating results to prior periods. This measure also provides a meaningful basis for comparison to other financial institutions and is a measure frequently cited and requested by investors. The following table reconciles the non-GAAP financial measurement of PPNR to the comparable GAAP financial measurement of income before income taxes for the three and nine months ended September 30, 2020 and 2019 and the three months ended June 30, 2020 (in thousands):

	Three Months Ended September 30,	Three Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020	2019	2020	2019
Income before income taxes (GAAP)	$85,912	$96,904	$100,401	$142,394	$299,468
Plus: Provision for credit losses	29,232	25,414	1,839	180,074	9,373
PPNR (non-GAAP)	$115,144	$122,318	$102,240	$322,468	$308,841
Recurring operating expenses is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in comparing current period results to prior periods and in interpreting trends in operational costs, particularly in light of our BankUnited 2.0 initiative. The following table reconciles the non-GAAP financial measurement of recurring operating expenses to the comparable GAAP financial measurement of total non-interest expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total non-interest expense (GAAP)	$108,627	$121,306	$333,865	$368,081
Less:
Depreciation of operating lease equipment	(12,315)	(11,582)	(37,137)	(34,883)
Loss on debt extinguishment	—	(3,796)	—	(3,796)
Costs incurred directly related to implementation of BankUnited 2.0	—	(1,985)	(334)	(14,493)
COVID-19 expenses	(531)	—	(2,050)	—
Recurring operating expenses (non-GAAP)	$95,781	$103,943	$294,344	$314,909

Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful basis for comparison to other financial institutions as it is a metric commonly used in the banking industry. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at the dates indicated (in thousands except share and per share data):

	September 30, 2020	June 30, 2020	December 31, 2019
Total stockholders’ equity	$2,864,824	$2,755,053	$2,980,779
Less: goodwill and other intangible assets	77,641	77,652	77,674
Tangible stockholders’ equity	$2,787,183	$2,677,401	$2,903,105

Common shares issued and outstanding	92,388,641	92,420,278	95,128,231

Book value per common share	$31.01	$29.81	$31.33

Tangible book value per common share	$30.17	$28.97	$30.52
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
During the quarter ended September 30, 2020, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment and have not identified any instances in which our control environment has failed to operate effectively. We are continually monitoring and assessing any impact of the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
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

Item 1A.   Risk Factors
The COVID-19 pandemic has caused substantial disruption to the global and domestic economies which has adversely affected, and is expected to continue to adversely affect, the Company’s business and results of operations. The future impacts of the COVID-19 pandemic on the global and domestic economies and the Company’s business, results of operations and financial condition remains uncertain.
In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) as a global pandemic. The pandemic has resulted in governmental authorities implementing numerous measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities, including in major markets in which the Company and its clients are located or do business. The COVID-19 pandemic, and governmental responses to the pandemic, have severely negatively impacted the global and domestic economies, disrupted supply chains, lowered some equity market valuations, particularly those of financial institutions such as the Company, created significant volatility and disruption in financial markets, and increased unemployment levels.
This macroeconomic environment has had, and could continue to have, an adverse effect on the Company’s business and operations. Should economic impacts of COVID-19 persist or further deteriorate, this macroeconomic environment could have a continued adverse effect on our business and operations, including, but not limited to, decreased demand for the Company’s products and services, protracted periods of lower interest rates which may negatively impact the Company's net interest margin, loss of income resulting from forbearances, deferrals and fee waivers provided by the Company to its consumer and commercial borrowers, increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs and possible constraints on liquidity and capital, including those related to increases in risk-weighted assets related to supporting client activities or to regulatory actions. The business operations of the Company may also be disrupted if significant portions of its workforce or those of vendors or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, restrictions in connection with the pandemic, and technology limitations and/or disruptions. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions taken by governmental authorities in response to those conditions.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of November 2020.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer