Form 10-K
period 2020-12-31
BankUnited, Inc.
filed 2021-02-26
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2020 was $1,852,385,492

The number of outstanding shares of the registrant common stock, $0.01 par value, as of February 24, 2021 was 92,862,055.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2021 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2020

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	International Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956
BHC	Bank holding company
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCA	Cloud Computing Arrangements
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
CFPB	Consumer Financial Protection Bureau
C&I	Commercial and Industrial
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered loans	Loans covered under the Loss Sharing Agreements
COVID-19	Coronavirus disease of 2019
CRA	Community Reinvestment Act
CRE	Commercial real estate
DFAST	Dodd-Frank Act Stress Test
DIF	Deposit insurance fund
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
ExIm Bank	Export–Import Bank of the United States
FDIA	Federal Deposit Insurance Act

FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HPI	Home price indices
HTM	Held to maturity
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSLF	Federal Reserve Main Street Lending Facility
MSRs	Mortgage servicing rights
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other than temporary impairment
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration’s Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Proxy Statement	Definitive proxy statement for the Company's 2021 annual meeting of stockholders
PSU	Performance Share Unit
ROU Asset	Right-of-use Asset
RSU	Restricted Share Unit
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring

Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIEs	Variable interest entities
VIX	CBOE Volatility Index
WARM	Weighted-average remaining maturity
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "project," "predict," "will" and similar expressions identify forward-looking statements.
These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, historical performance and current financial trends. These statements are only predictions and are not guarantees of future performance. The inclusion of forward-looking statements should not be regarded as a representation by the Company that the future plans, estimates or expectations contemplated by a forward-looking statement will be achieved. Forward-looking statements are subject to various risks and uncertainties and assumptions, including those relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by the COVID-19 pandemic. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results could differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:
•impacts of the COVID-19 pandemic on the Company's business operations, financial condition and results of operations;
•strategic risk:
◦an inability to successfully execute our core business strategy;
◦competition;
◦natural or man-made disasters, social or health care crises or political unrest;
◦loss of executive officers or key personnel;
◦climate change or societal responses thereto;
•credit risk inherent in the business of making loans and embedded in our securities portfolio:
◦inadequate allowance for credit losses:
◦the accuracy and completeness of information about counterparties and borrowers;
◦real estate market conditions, real estate valuations and other risks related to holding loans secured by real estate or real estate received in satisfaction of loans;
◦geographic concentration of the Company's markets in Florida and the New York tri-state area;
◦fluctuations in demand for and valuation of equipment under operating lease;
•interest rate risk, including risks related to reference rate reform;
•liquidity risk;
◦an inability to maintain adequate liquidity
◦restrictions on the ability of BankUnited, N.A. to pay dividends to BankUnited, Inc.;
•risks related to the regulation of our industry;
•operational risk:
◦inadequate or inaccurate forecasting tools and models;
◦inability to successfully launch new products, services, or business initiatives;
◦susceptibility to fraud, risk or errors;
◦dependence on information technology and third party service providers and the risk of systems failures, interruptions or breaches of security or inability to keep pace with technological change;
v

•reputational risk;
•a variety of compliance and legal risks;
•the impact of conditions in the financial markets and economic conditions generally;
•ineffective risk management or internal controls; and
•the selection and application of accounting policies and methods and related assumptions and estimates.
Additional factors are set forth in the Company's filings with the SEC, including this Annual Report on Form 10-K
Forward-looking statements speak only as of the date on which they are made. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
As used herein, the terms the "Company," "we," "us," and "our" refer to BankUnited, Inc. and its subsidiaries unless the context otherwise requires.

PART I - FINANCIAL INFORMATION
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $35.0 billion at December 31, 2020, is a bank holding company with one direct wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through banking centers located in Florida and the New York metropolitan area. The Bank also provides certain commercial lending and deposit products through national platforms and certain consumer deposit products through an online channel. Our core business strategy is to continue to build a leading regional commercial and small business bank, with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences and operational excellence, with an entrepreneurial work environment that empowers employees to deliver their best. To date, we have executed our strategy primarily through organic growth.
The Company was formed in 2009, when BankUnited entered into a Purchase and Assumption Agreement with the FDIC and acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited FSB from the FDIC in the FSB Acquisition. Concurrently, BankUnited entered into the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement with the FDIC. The Commercial Shared-Loss Agreement terminated in 2014, and the Single Family Shared-Loss Agreement terminated in February, 2019. The Shared-Loss Agreements, assets formerly covered under the terms of those agreements, and transactions involving those assets have not had a material impact on the Company's financial condition or results of operations since the year ended December 31, 2018.
Our Products and Services
Lending and Leasing
General—Our primary lending focus is to serve small, middle-market and larger corporate businesses with a variety of financial products and services, while maintaining a disciplined credit culture. We offer a full array of lending products that cater to our customers' needs and have attracted and invested in experienced relationship management teams in our primary lending markets.
Commercial loans—Our commercial loans, which are generally made to growing small business, middle-market and larger corporate entities and non-profit organizations, include secured and unsecured lines of credit, formula-based lines of credit, equipment loans, owner-occupied commercial real estate term loans and lines of credit, mortgage warehouse lines, letters of credit, commercial credit cards, SBA and USDA product offerings, Export-Import Bank financing products, trade finance and business acquisition finance credit facilities. The Bank is also supporting its customers through participation in government programs such as the Small Business Administration's PPP and the Federal Reserve's MSLF.
Through the Bank's two commercial lending subsidiaries, Pinnacle and Bridge, we provide municipal, equipment and franchise financing on a national basis. Pinnacle, headquartered in Scottsdale, Arizona, provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including essential use equipment lease purchase and loan agreements and direct (private placement) bond refundings. Bridge, headquartered in Baltimore, Maryland, offers large corporate and middle market businesses equipment loans and leases including finance lease and operating lease structures through its equipment finance division. Bridge offers franchise equipment, acquisition and expansion financing through its franchise division.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, lending to REITs and institutional asset owners, subscription lines of credit to real estate funds, and, to a limited extent, acquisition, development and construction loan facilities and construction financing.
Residential mortgages—We do not originate residential loans, but do invest in residential loans originated through correspondent channels and community partners. Our residential loan portfolio is primarily comprised of loans purchased on a national basis through select correspondent channels. This national purchase program allows us to diversify our loan portfolio, both by product type and geography. Residential loans purchased are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. A limited portion of the portfolio is secured by investor-owned properties. We do not originate or purchase negatively amortizing or sub-prime residential loans. We also acquire non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations. Such loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations.
Other consumer loans— We do not originate, or currently intend to originate a significant amount of consumer loans. Home equity loans and lines of credit and other consumer loans are not significant components of our loan portfolio or of our lending strategy.
Credit risk management - Credit is analyzed, approved and managed through our line of defense framework as prescribed in our credit policies and procedures as follows. Credit is:
•Analyzed within our first line of defense in accordance with our credit procedures;
•Approved within our second line of defense in accordance with our risk-based delegated credit approval framework; and
•Managed by our first and second lines of defense based upon the credit’s risk and performance characteristics.
Asset oversight committees meet at least quarterly and provide oversight of key credit governance, transactional, and credit management functions. These committees include:
•Credit Risk Management Committee with responsibilities including credit governance policies and procedures and changes thereto and establishing and maintaining the delegated credit approval framework;

•Executive Credit Committee with responsibilities including transactional credit approval for large and/or complex credit exposures as well as the approval of periodic asset monitoring reports for large and/or complex credit exposures;

•Criticized Asset Committee with responsibilities including the evaluation and oversight of higher risk assets and oversight of workout and recovery functions; and

•Residential Credit Risk Management Committee with responsibilities including residential and consumer portfolio performance monitoring and certain bulk purchase transactional authorities.
Our In-house Lending Limits ranging from $75 million to $150 million, are based upon loan type and are further limited by our risk-based Hold Limits that incorporate our assessment of the borrower’s financial condition and industry exposure. These limits are significantly below our legal lending limit. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.
Deposit and Treasury Solutions Products
We offer traditional deposit products including commercial and consumer checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of terms and rates as well as a robust suite of treasury, commercial payments and cash management services. We offer commercial and retail deposit products across our primary geographic footprint and certain commercial deposit, payments and treasury management products and services nationally. For our consumers, we also offer competitive money market and time deposit products through our online channel. Demand deposit balances are concentrated in commercial and small business accounts and our deposit growth strategy is focused on small business and middle market companies generally, as well as select industry verticals. Our service fee schedule and rates are competitive with other financial institutions in our markets.
Our Markets
Our primary banking markets are Florida and the Tri-State market of New York, New Jersey and Connecticut, concentrated in the New York Metropolitan area. We believe both represent long-term attractive banking markets. In Florida, our largest concentration is in the Miami metropolitan statistical area; however, we are also focused on growth in other urban Florida markets in which we have a presence, such as the Broward, Palm Beach, Tampa, Orlando and Jacksonville markets. According to estimates from the United States Census Bureau and S&P Global Market Intelligence, from 2017 to 2020, Florida added approximately 800 thousand new residents, the second most of any U.S. state and had a total population of 21.9 million. According to the FDIC, at June 30, 2020, the Tri-State area had approximately $2.7 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The Tri-State area had a total population of 31.8 million. We recently launched lending operations in Atlanta, which are not currently material to our business operations.
Pinnacle and Bridge offer lending products and the Bank provides mortgage warehouse financing on a national basis. We also offer a suite of commercial deposit, treasury solutions and cash management products nationally, primarily focused on select industry verticals. We have historically engaged in SBA lending on a national basis, selling the government guaranteed portion of our SBA and USDA loans on a servicing retained basis, and retaining the unguaranteed portion in portfolio. We have recently shifted our SBA lending strategy to an in-footprint strategy executed in partnership with our small business bankers and may retain the guaranteed portion of more of these loans in portfolio in the future.
Competition
Our markets are highly competitive, containing not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state, national and international banks as well as savings associations, savings banks and credit unions with physical presence in our market areas or targeting our market areas digitally for deposits and loans. In addition, we compete with financial intermediaries such as FinTech companies, consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include Truist, JPMorgan Chase, PNC, Regions Bank, TD Bank, Wells Fargo, Bank of America, First Horizon, Synovus and a number of community banks. In the Tri-State market, we also compete with, in addition to the national and international financial institutions listed, Capital One, Signature Bank, New York Community Bank, Valley National Bank, M&T Bank and numerous community banks.
Interest rates on both loans and deposits and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include convenience, quality of customer service, availability and quality of digital offerings, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and small and middle-market businesses, offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses.
Regulation and Supervision
The U.S. banking industry is highly regulated under federal and state law. These regulations have a material effect on the operations of BankUnited, Inc. and its direct and indirect subsidiaries.
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
The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization's operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
•enjoin "unsafe or unsound" practices;
•require affirmative actions to correct any violation or practice;
•issue administrative orders that can be judicially enforced;
•direct increases in capital;
•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance.
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
Notice and Approval Requirements Related to Control
Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. Among other things, these laws require regulatory filings by individuals or companies that seek to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination of whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Except under limited circumstances, BHCs are prohibited from acquiring, without prior approval, control of any other bank or BHC or substantially all the assets thereof or more than 5% of the voting shares of a bank or BHC which is not already a subsidiary.
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
The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios to be considered adequately capitalized:
(i)4.5% based upon CET1;
(ii)6.0% based upon tier 1 capital; and
(iii)8.0% based upon total regulatory capital.
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
Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2020, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2020, BankUnited, Inc. and BankUnited were well capitalized.
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
Consumer Laws and Regulations
Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:
•Truth in Lending Act;
•Truth in Savings Act;
•Electronic Funds Transfer Act;
•Expedited Funds Availability Act;
•Equal Credit Opportunity Act;
•Fair and Accurate Credit Transactions Act;
•Fair Housing Act;
•Fair Credit Reporting Act;
•Gramm-Leach-Bliley Act;
•Home Mortgage Disclosure Act;
•Right to Financial Privacy Act;
•Real Estate Settlement Procedures Act;
•laws regarding unfair and deceptive acts and practices; and
•usury laws.

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
Privacy and Information Security
Banking organizations are subject to many federal and state laws and regulations governing the collection, use and protection of customer information. For example, the Gramm-Leach-Bliley Act requires BankUnited to periodically disclose its privacy policies and practices relating to sharing nonpublic customer information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires BankUnited to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information.
CFPB
The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, such as BankUnited, Inc. and the Bank, the CFPB has exclusive rule making and examination, and primary enforcement authority under certain federal consumer protection financial laws. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.
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
Human Capital Resources
At December 31, 2020, we had 1,465 full-time employees and 30 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our employees are our greatest asset and vital to our success. As such, we seek to hire and retain the best candidate for each position, without regard to age, gender, ethnicity, or other protected trait, but with an appreciation for a diversity of perspectives and experience. We have designed a compensation structure including an array of benefit plans and programs that we believe is attractive to our current and prospective employees.
Diversity, Equity and Inclusion
Our mission is to create a safe, diverse and inclusive workplace where individuals are valued for their talents, feel free to express themselves and are empowered to reach their fullest potential. In support of this goal, BankUnited launched iCARE™, which stands for Inclusive Community of Advocacy, Respect and Equality. Through iCARE™, employees are encouraged to participate in interactive events, community forums and multiple volunteer and mentor opportunities. Further, all employees are granted paid time to participate in volunteer opportunities that are meaningful to them within their communities and the communities we serve. The iCARE™ Council consists of 11 employees across different divisions in our organization.

Health, Wellness and Safety
BankUnited prioritizes employee health by focusing on ‘person centered’ wellness initiatives that incorporate mental, physical, intellectual, occupational, social, emotional, financial and spiritual components of wellness. BankUnited’s robust Wellness Program provides employees with on-site health screenings, eye exams, mammograms, and vaccine clinics; nutrition consultations; music and art therapy; meditation sessions; an on-site fitness center; financial literacy courses; live and virtual learning opportunities with area wellness experts; first aid, CPR, and safety courses and much more. BankUnited received the 2020 Healthiest Employer Award from the South Florida Business Journal.
Additionally, in response to the COVID-19 pandemic, we invested heavily to help ensure the health of our employees by successfully transitioning nearly 80% of our workforce to a temporary work-from-home state; procuring and providing necessary personal protective equipment for employees unable to work from home; providing ongoing COVID-19 education and awareness efforts and increased virtual wellness initiatives; and establishing daily health check-in protocols.
Career Growth and Development
At BankUnited, we aim to create an inclusive and diverse team of bold decision makers who are more than just average. In support of this, through the Go for More™ Academy, we provide employees with training and resources that feed an entrepreneurial spirit, increase skillsets and product knowledge, promote collaboration and career development. BankUnited provides employees with challenges and growth opportunities that advance personal and career goals. Examples include our Rising Leaders program and soon-to-be launched EXCELerate career development program.
Communication & Engagement
We strongly believe that communication is a key factor in employee engagement. Toward this end, we utilize a variety of channels to facilitate open and direct dialogue and communication, including: bi-weekly CEO update video calls, weekly newsletters, town halls, social media updates and employee surveys. Managers are encouraged to meet with their employees frequently and to establish an open door policy. Our iCARE™ program implemented affinity groups, mentorship programs and volunteering activities among others. Learning & Development activities include our Rising Leaders Program and a variety of product knowledge and soft skills training opportunities. Wellness activities include group exercise, seminars and a variety of interactive activities. All are designed to foster employee engagement.
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
Item 1A.   Risk Factors
An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.
If any of the events described in the risk factors should actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.

Strategic Risk
The COVID-19 pandemic
The COVID-19 pandemic has caused substantial disruption to the global and domestic economies which has adversely affected, and is expected to continue to adversely affect, the Company’s business, financial condition and results of operations. The future impact of the COVID-19 pandemic on the global and domestic economies and the Company’s business, financial condition and results of operations remains uncertain.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has resulted in governmental authorities implementing numerous measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities, including in major markets in which the Company and its clients are located or do business. The COVID-19 pandemic, and governmental responses to the pandemic, have disrupted supply chains, lowered some equity market valuations including those of financial institutions such as the Company, created significant volatility and disruption in financial markets, and increased unemployment levels.
This macroeconomic environment has had, and could continue to have, an adverse effect on the Company’s business and operations as well as on the business and operations of the Company's borrowers, customers and counterparties. The actual, expected or potential impact of the pandemic on the Company's borrowers and their ability to repay their loans resulted in an increase in the Company's provision for credit losses and ACL and a corresponding reduction in the Company's net income for 2020 as well as a reduction in the level of demand for certain of the Company's products and services, particularly lending products. Should economic and social impacts of COVID-19 persist or further deteriorate, this macroeconomic environment could have a continued adverse effect on our business and operations, including, but not limited to, decreased demand for the Company’s products and services, protracted periods of lower interest rates which may negatively impact the Company's net interest margin, loss of income resulting from forbearances, deferrals and fee waivers provided by the Company to its borrowers, increased credit losses due to deterioration in the financial condition of our borrowers including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs and possible constraints on liquidity and capital, including those related to increases in risk-weighted assets related to supporting client activities or to regulatory actions. The business operations of the Company may also be disrupted if significant portions of its workforce or those of vendors or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, restrictions in connection with the pandemic, and technology limitations and/or disruptions. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions taken by governmental authorities in response to those conditions. The Company may also face a risk of litigation related to participation in government programs such as PPP.
The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition and results of operations, as well as its regulatory capital ratios and liquidity, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, financial market conditions, economic conditions, credit risk, interest rate risk, risk of security breaches and technology changes.
We may not be successful in executing our fundamental business strategy.
Optimizing risk adjusted returns, continued organic, diversified growth of our loan and deposit customer base, and improving the deposit mix are essential components of our business strategy. Commercial and consumer banking, for both loan and deposit products, in our primary markets is highly competitive. Our ability to achieve profitable organic growth is also dependent on economic conditions, on the interest rate environment, which is in turn dependent to a large degree on fiscal and monetary policy, and on depositor behavior and preferences. There is no guarantee that we will be able to successfully or profitably execute our fundamental business strategy.
While acquisitions have not historically been a primary component of our business strategy, we opportunistically consider potential acquisitions of financial institutions and complementary non-bank businesses. There are risks that may inhibit our ability to successfully execute such acquisitions, such as competition with other potential acquirers, the ability to obtain the required regulatory approvals in a timely matter or at all, and the successful integration of a consummated acquisition and realization of the expected benefits.
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
The financial services industry is likely to become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks to compete in our markets without a retail footprint by offering competitive rates, as well as non-banks, including online providers and a growing number of FinTech companies, to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size or particular technology capabilities, many competitors may offer a broader range of products and services or may be able to offer better pricing for certain products and services than we can.
Our ability to compete successfully depends on a number of factors, including:
•the ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe and sound banking practices;
•our ability to pro-actively and quickly respond to technological change;
•the ability to attract and retain qualified employees to operate our business effectively;
•the ability to expand our market position;
•the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.
Failure to perform well in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.
Crypto-currencies and blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also may eventually greatly reduce the need for banks as financial deposit-keepers and intermediaries.
Hurricanes and other weather-related events, social or health-care crises such as pandemics or political unrest, terrorist activity, or other natural or man-made disasters could cause a disruption in our operations or otherwise have an adverse impact on our business and results of operations.
Our geographic markets in Florida and other coastal areas are susceptible to severe weather, including hurricanes, flooding and damaging winds. The occurrence of a hurricane or other natural disaster to which our markets are susceptible, a man-made catastrophe such as terrorist activity, pandemic outbreaks and other global health emergencies, political unrest or other man-made or natural disasters could disrupt our operations or our work-force, result in damage to our facilities, jeopardize our ability to continue to provide essential services to our customers and negatively affect our customers and the local economies in which we operate. These events may lead to a decline in loan originations, an increase in deposit outflows, strain our liquidity position, reduce or destroy the value of collateral for our loans, particularly real estate, negatively impact the business operations of our customers, and cause an increase in delinquencies, foreclosures and loan losses. Our business, financial condition and results of operations may be materially, adversely impacted by these and other negative effects of such events.

We depend on our executive officers and key personnel to execute our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other key personnel. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships could be difficult to replicate. The composition of our senior management team and our other key personnel may change over time. Although our Chairman, President and Chief Executive Officer has entered into an employment agreement with us, he may not complete the term of his employment agreement or renew it upon expiration. Other members of our senior management team are not subject to employment agreements. Our success also depends on the experience of other key personnel and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
Climate change or societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. Consumers and businesses may change their behavior as a result of these concerns. We and our customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. One of our primary market areas is the state of Florida, particularly in coastal areas; as such, we may have an increased vulnerability to the ultimate impacts of climate change as compared to certain of our competitors.
Credit Risk
As a lender, our business is highly susceptible to credit risk.
As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans, if any, may be insufficient to ensure repayment. Credit losses are inherent in the business of making loans. We are also subject to credit risk that is embedded in our securities portfolio. Our credit risk management framework inclusive of our underwriting standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly if economic or market conditions deteriorate. It is difficult to determine the many ways in which a decline in economic or market conditions may impact the credit quality of our assets.
Our ACL may not be adequate to cover actual credit losses.
We maintain an ACL that represents management's estimate of current expected credit losses, or the amount of amortized cost basis not expected to be collected, on our loan portfolio and the amount of credit loss impairment on our available for sale securities portfolio. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently subjective and uncertain. The measurement of expected credit losses encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Factors that may be considered in determining the amount of the ACL include but are not necessarily limited to, product or collateral type, industry, geography, internal risk rating, credit characteristics such as credit scores or collateral values, delinquency rates, historical or expected credit loss patterns and other quantitative and qualitative factors considered by management to have an impact on the adequacy of the ACL and the ability of borrowers to repay their loans. The adequacy of the ACL is also dependent on the effectiveness of the underlying models used in determining the estimate.
If management's assumptions and judgments prove to be incorrect, our credit loss models prove to be inaccurate or our processes and controls governing the determination of the amount of the ACL prove ineffective, our ACL may be insufficient and we may be required to increase our ACL. In addition, regulatory authorities periodically review our ACL and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those of our management. Adverse economic conditions could make management's estimate even more complex and difficult to determine. Any increase in our ACL will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of the Allowance for Credit Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Credit Losses."
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
A material portion of our loans are secured by residential or commercial real estate. The ability of our borrowers to repay their obligations and our financial results may therefore be adversely affected by changes in real estate values. Commercial real estate valuations in particular are highly subjective, as they are based on many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, demographic and market trends such as the potential impact of the ongoing shift to on-line shopping on retail properties or the recent trend toward remote work on office properties, occupancy rates, the level of rents, regulatory changes such as recent changes to New York rent regulation, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. The properties securing income-producing investor real estate loans may not be fully leased at the origination of the loan. A borrower's ability to repay these loans is dependent upon stabilization of the properties and additional leasing through the life of the loan or the borrower's successful operation of a business. Weak economic conditions may impair a borrower's business operations, lead to elevated vacancy rates or lease turnover, slow the execution of new leases or result in falling rents. These factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Similarly, residential real estate valuations can be impacted by housing trends, demographic trends, the availability of financing at reasonable interest rates, the level of supply of available housing, governmental policy regarding housing and housing finance and general economic conditions affecting consumers. Real estate values may also be impacted by weather events and other man-made or natural disasters, or ultimately, by the impact of climate change.
We make credit and reserve decisions based on current real estate values, the current conditions of borrowers, properties or projects and our expectations for the future. If real estate values or fundamentals underlying the commercial and residential real estate markets decline, we could experience higher delinquencies and charge-offs beyond that provided for in the ACL.
Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property, we may be subject to risks associated with the ownership of commercial or residential real property, which could have an adverse effect on our business, financial condition or results of operations.
A significant portion of our loan portfolio is secured by residential or commercial real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case, we are exposed to the risks and costs inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:
•general or local economic conditions;
•environmental cleanup liability;
•neighborhood values;
•interest rates;
•commercial real estate rental and vacancy rates;
•real estate tax rates;
•operating expenses of the mortgaged properties;

•supply of and demand for properties;
•ability to obtain and maintain adequate occupancy of the properties;
•zoning laws;
•governmental rules, regulations and fiscal policies;
•hurricanes or other natural or man-made disasters; and
•the impact of social or healthcare crises or political unrest.
These same factors may impact the ability of borrowers to repay their obligations that are secured by real property.
The geographic concentration of our markets in Florida and the New York tri-state area makes our business highly susceptible to local economic conditions.
Unlike some larger financial institutions that are more geographically diversified, our operations are concentrated in Florida and the New York tri-state area. Additionally, a significant portion of our loans secured by real estate are secured by commercial and residential properties in these geographic regions. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in these regions or by changes in the local real estate markets. Disruption or deterioration in economic conditions in the markets we serve could result in one or more of the following:
•an increase in loan delinquencies;
•an increase in problem assets and foreclosures;
•a decrease in the demand for our products and services; or
•a decrease in the value of collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.
Our portfolio of operating lease equipment is exposed to fluctuations in the demand for and valuation of the underlying assets.
Our equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased equipment is sensitive to shifts in general and industry specific economic and market trends, governmental regulations and changes in trade flows from specific events such as natural or man-made disasters. A significant portion of our equipment under operating lease consists of railcars used directly or indirectly in oil and gas drilling activities; future lease rates, the demand for this equipment and its valuation are heavily influenced by conditions in the energy industry. Although we regularly monitor the value of the underlying assets and the potential impact of declines in oil and natural gas prices on the value of railcars on operating lease, there is no assurance that the value of these assets will not be adversely impacted by conditions in the energy industry.
Interest Rate Risk
Our business is inherently highly susceptible to interest rate risk.
Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our financial condition and results of operations and the values of our assets and liabilities. Changes in the value of investment securities available for sale and certain derivatives directly impact equity through adjustments of accumulated other comprehensive income and changes in the values of certain other assets and liabilities may directly or indirectly impact earnings. Interest rates are highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve Board.

Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. The flattening of the yield curve and tightening credit spreads have limited our ability to add higher yielding assets to the balance sheet. If the flat rate environment persists beyond current forecasts, or the curve flattens further or inverts, downward pressure on our net interest margin may be exacerbated, negatively impacting our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. When interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may, among other things, reduce the demand for loans and lower-priced deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios. Competitive conditions may also impact the interest rates we are able to earn on new loans or are required to pay on deposits, negatively impacting both our ability to grow deposits and interest earning assets and our net interest income.
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
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates. At this time, no final consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, although alternative reference rates such as SOFR are under consideration. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets more globally for a broad array of financial products, including any LIBOR-based securities, loans, borrowings and derivatives that are included in our financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, which may also impact our net interest income. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest earned on certain assets and a reduction in the value of certain assets. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our financial condition and results of operations.
Liquidity Risk
A failure to maintain adequate liquidity could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under extraordinary or unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources at an acceptable price, or at all include, but are not limited to: a downturn in economic conditions in the geographic markets in which our operations are concentrated or in the financial or credit markets in general; increases in interest rates; the availability of sufficient collateral that is acceptable to the FHLB and the Federal Reserve Bank, both of whom provide us with contingent sources of liquidity; fiscal and monetary policy; and regulatory changes. Our access to liquidity in the form of deposits may also be affected by the liquidity needs of our depositors and by competition for deposits in our primary markets. A substantial portion of our liabilities consist of deposit accounts that are payable on demand or upon several days' notice, while by comparison, the majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future. A failure to maintain adequate liquidity could materially and adversely affect our business, financial condition or results of operations.
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
Operational Risk
We rely on analytical and forecasting models and tools that may prove to be inadequate or inaccurate, which could adversely impact the effectiveness of our strategic planning, the quality of certain accounting estimates including the ACL, the effectiveness of our risk management framework including but not limited to credit and interest rate risk monitoring and management and thereby our results of operations.
The processes we use to forecast future performance and estimate expected credit losses, the effects of changing interest rates, sources and uses of liquidity, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting tools and models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the tools and models that utilize them may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If these tools prove to be inadequate or inaccurate, our strategic planning processes, risk management and monitoring framework, earnings and capital may be adversely impacted.
New lines of business, new products and services or strategic project initiatives may subject us to additional operational risks, and the failure to successfully implement these initiatives could affect our results of operations.
From time to time, we may launch new lines of business or offer new banking products and services, which offerings may significantly increase operational, credit or reputational risks. In mid-2020, we launched a BankUnited, N.A.-branded commercial credit card program. This commercial credit card and any other new offerings may require significant effort and resources to manage and oversee the successful development, implementation, launch and/or scaling of such offerings, which effort and resources may be diverted from other of our products or services. While we invest significant time and resources in developing, marketing and managing new products and services, there are material uncertainties that could adversely impact estimated implementation and operational costs and/or projected adoption, sales, revenues and/or profits, and no assurance can be given that the commercial credit card offering or any or all other new offerings will be successfully developed, implemented, launched and/or scaled. New products and services may require startup costs and operational changes, as well as continued marketing campaigns to bring in new customers and retain existing ones. These new products and services take time to develop and grow and if not successfully implemented may result in unmet profitability targets, increased costs and/or other adverse impacts on our results of operations.
We are subject to the risk of fraud, theft or errors by employees or outsiders, which may adversely affect our business, financial condition and results of operations.
We are exposed to many types of operational risks, including the risk of fraud or theft by employees or outsiders and operational errors, including clerical or record-keeping errors or those resulting from ineffective processes and controls or faulty or disabled technology. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.

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
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewed loans, gather deposits, process customer transactions, provide customer service, facilitate collections, and share data across our organization. The failure of these systems could interrupt our operations. We may be subject to disruptions of our information technology and telecommunications systems arising from events that are wholly or partially beyond our control which may give rise to disruption of service to customers. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits, process customer transactions, provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We are dependent on third-party service providers for significant aspects of our business infrastructure, information technology, and telecommunications systems.
We rely on third parties to provide key components of our business infrastructure and major systems including, but not limited to, core banking systems such as loan servicing and deposit transaction processing systems, cloud based data storage, our electronic funds transfer transaction processing, cash management, online banking services, and computer and networking infrastructure. We have migrated a significant portion of our core information technology systems, data storage and customer-facing applications to private and public cloud infrastructure platforms. If we fail to administer these new environments in a well-managed, secure and effective manner, or if these platforms become unavailable or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business, financial condition and results of operations. We must successfully develop and maintain information, financial reporting, disclosure, data-protection and other controls adapted to our reliance on outside platforms and providers. In addition, service providers could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. While we have an established third party risk management framework and select and monitor the performance of third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or the termination of a third-party software license or service agreement on which any of these systems is based, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. In many cases, our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Financial or operational difficulties of a third-party vendor could also adversely affect our operations if those difficulties interfere with the vendor's ability to serve us effectively or at all. Replacing these third-party vendors could also create significant delays and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
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
We have taken measures to implement safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. We have a comprehensive set of information security policies and protocols and a dedicated information security division that reports to the Chief Information Officer, with oversight by the Risk Committee of the Board of Directors. The Risk Committee receives regular reporting related to information security risks and the monitoring and management of those risks.
Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.
Financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with and pro-actively and quickly respond to technological advances and to invest in new technology as it becomes available. Many of our larger competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The widespread adoption of new technologies, including, but not limited to, digitally-enabled products and delivery channels and payment systems, could require us to incur substantial expenditures to modify or adapt our existing products and services. Our failure to respond to the impact of technological change could have a material adverse impact on our business, financial condition and results of operations.
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

Regulatory, Legal and Compliance Risk
As a BHC, we and BankUnited operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and other matters, or changes in them, or our failure to comply with them, may adversely affect us.
We operate in a highly regulated environment, and are subject to comprehensive statutory, legal and regulatory regimes, see Item 1 "Business—Regulation and Supervision." Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to BankUnited, Inc., restrict the ability of institutions to guarantee our debt, and impose specific accounting requirements on us. Banking regulators may also from time to time focus on issues that may impact the pace of growth of our business, our ability to execute our business strategy and our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal banking agencies, including the OCC, Federal Reserve Board and CFPB, periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our results of operations and capital base.
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
Changes in political administrations are likely to introduce new or modified regulations and related regulatory guidance and supervisory oversight. Newly enacted laws may significantly impact the regulatory framework in which we operate and may require material changes to our business processes in short timeframes. Inability to meet new statutory requirements within the prescribed periods could adversely affect our business, financial condition and results of operations, as well as impact our reputation.
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
Insured depository institutions such as BankUnited are required to pay deposit insurance premiums to the FDIC, which maintains a DIF. In 2020, the DIF fell below the statutory minimum reserve ratio and the FDIC adopted a Restoration Plan to restore the reserve ratio within 8 years. While the Restoration Plan did not provide for an immediate increase in deposit insurance premiums, if the current level of deposit premiums is insufficient for the DIF to meet its funding requirements in the future, special assessments or increases in deposit insurance premiums may be required. A change in BankUnited's risk classification within the FDIC's risk-based assessment framework could also result in increased deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures in the future, we may be required to pay FDIC premiums higher than current levels. Any future additional assessments or increases in FDIC insurance premiums may adversely affect our financial condition or results of operations.
We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations increases our costs. Furthermore, we may not be able to ensure that all of our customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.
General Risk Factors
Damage to our reputation could adversely affect our operating results.
Our ability to originate new business and maintain existing customer relationships is highly dependent upon customer and other external perceptions of our business practices. Adverse perceptions regarding our business practices could damage our reputation in the customer, funding and capital markets, leading to difficulties in generating and maintaining business as well as obtaining financing. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, employee relations, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Adverse developments with respect to external perceptions regarding the practices of our competitors, or our industry as a whole, or the general economic climate may also adversely impact our reputation. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. In addition, adverse reputational impacts on third parties with whom we have important relationships may adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk.
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
Deterioration in business or economic conditions generally, or more specifically in the principal markets in which we do business, could have one or more of the following adverse effects on our business, financial condition and results of operations:
•A decrease in demand for our loan and deposit products;
•An increase in delinquencies and defaults by borrowers or counterparties;
•A decrease in the value of our assets;
•A decrease in our earnings;
•A decrease in liquidity; and
•A decrease in our ability to access the capital markets.
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
Tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution is reached. In establishing a provision for income tax expense, filing returns and establishing the value of deferred tax assets and liabilities for purposes of its financial statements, the Company must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates and assumptions the Company uses in establishing provisions, preparing its tax returns or establishing the value of deferred tax assets and liabilities for purposes of its financial statements are subsequently found to be incorrect, there could be a material effect on our financial condition and results of operations.
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
Share Price Volatility
The price of our common stock may be volatile or may decline. The price of our common stock may fluctuate as a result of a number of factors, many of which are outside of management's control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies, including BankUnited, Inc. Among the factors that could affect our stock price include but are not limited to::
•actual or anticipated quarterly fluctuations in the Company's operating results and financial condition;
•changes in interest rates;
•failure to meet analysts' revenue or earnings estimates;
•changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
•actual or forecasted deterioration in economic conditions in our market areas or more generally;
•changes in the competitive or regulatory environment;
•actions by institutional shareholders and
•stock market volatility caused by the COVID-19 pandemic or other external events.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
BankUnited's corporate headquarters is located in leased office space in Miami Lakes, Florida. We also lease office space in Manhattan and in Melville, Long Island. At December 31, 2020, we provided banking services at 74 banking centers located in Florida and New York. In Florida, we had 70 banking centers in 14 counties. Of the 70 Florida banking centers, we leased 69 locations and owned 1 location. In New York, we leased 4 banking centers, including 2 banking centers in New York City, 1 banking center in Brooklyn and 1 banking center in Melville, Long Island.
We lease office and operations space in Hunt Valley, Maryland to house Bridge and office and operations space in Scottsdale, Arizona to house Pinnacle.
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
Item 4. Mine Safety Disclosures
None.

PART II - FINANCIAL INFORMATION
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 24, 2021 was $42.80 per share. As of February 24, 2021, there were 571 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2021 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.23 per share on its common stock for each of the four quarters of 2020 and $0.21 per share for each of the four quarters of 2019, resulting in total dividends for 2020 and 2019 of $88.1 million and $83.2 million, respectively; or $0.92 and $0.84 per common share for each of the years ended December 31, 2020 and 2019. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2015 and December 31, 2020, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Index Value
220
200
180
160
140
120
100
80
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
BankUnited, Inc.
S&P 500 Index
S&P 500 Bank Index

Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
BankUnited, Inc.	100.00	107.31	118.73	89.23	111.74	110.73
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Bank Index	100.00	124.31	152.35	127.30	179.03	154.41
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company temporarily suspended its share repurchase program on March 16, 2020; and on January 20, 2021, the Company’s Board of Directors reinstated the share repurchase program. Authorization to repurchase up to approximately $44.9 million in shares of its outstanding common stock remained under the share repurchase program at the date of the reinstatement.

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

	At December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$397,716	$214,673	$382,073	$194,582	$448,313
Investment securities	$9,176,683	$7,769,237	$8,166,878	$6,690,832	$6,073,584
Loans, net	$23,608,719	$23,046,317	$21,867,077	$21,271,709	$19,242,441
FDIC indemnification asset	$—	$—	$—	$295,635	$515,933
Operating lease equipment, net	$663,517	$698,153	$702,354	$599,502	$539,914
Total assets	$35,010,493	$32,871,293	$32,164,326	$30,346,986	$27,880,151
Deposits	$27,495,816	$24,394,591	$23,474,223	$21,878,479	$19,490,890
FHLB advances	$3,122,999	$4,480,501	$4,796,000	$4,771,000	$5,239,348
Notes and other borrowings	$722,495	$429,338	$402,749	$402,830	$402,809
Total liabilities	$32,027,481	$29,890,514	$29,240,493	$27,320,924	$25,461,722
Total stockholders' equity	$2,983,012	$2,980,779	$2,923,833	$3,026,062	$2,418,429

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$1,067,609	$1,281,870	$1,449,144	$1,204,461	$1,059,217
Interest expense	315,851	529,085	399,051	254,189	188,832
Net interest income	751,758	752,785	1,050,093	950,272	870,385
Provision for credit losses	178,431	8,904	25,925	68,747	50,911
Net interest income after provision for credit losses	573,327	743,881	1,024,168	881,525	819,474
Non-interest income	133,221	147,204	132,022	157,904	106,417
Non-interest expense	457,189	487,089	740,540	634,968	590,447
Income before income taxes	249,359	403,996	415,650	404,461	335,444
Provision (benefit) for income taxes (1)	51,506	90,898	90,784	(209,812)	109,703
Net income	$197,853	$313,098	$324,866	$614,273	$225,741
Share Data:
Earnings per common share, basic	$2.06	$3.14	$3.01	$5.60	$2.11
Earnings per common share, diluted	$2.06	$3.13	$2.99	$5.58	$2.09
Cash dividends declared per common share	$0.92	$0.84	$0.84	$0.84	$0.84
Dividend payout ratio	44.65%	26.75%	27.95%	14.99%	39.85%

	As of or for the Years Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share data)
Other Data (unaudited):
Financial ratios
Return on average assets	0.57%	0.95%	1.05%	2.13%	0.87%
Return on average common equity	6.90%	10.63%	10.57%	23.36%	9.64%
Yield on earning assets (2)	3.31%	4.16%	5.04%	4.58%	4.51%
Cost of interest bearing liabilities	1.26%	2.09%	1.66%	1.12%	0.93%
Tangible common equity to tangible assets	8.32%	8.85%	8.87%	9.74%	8.42%
Net interest margin (2)	2.35%	2.47%	3.67%	3.65%	3.73%
Loan to deposit ratio	86.89%	95.07%	93.78%	98.04%	99.72%
Tangible book value per common share	$31.22	$30.52	$28.71	$27.59	$22.47
Asset quality ratios
Non-performing loans to total loans (3)	1.02%	0.88%	0.59%	0.81%	0.70%
Non-performing assets to total assets (3)	0.71%	0.63%	0.43%	0.61%	0.53%
ACL to total loans	1.08%	0.47%	0.50%	0.68%	0.79%
ACL to non-performing loans (3)	105.26%	53.07%	84.63%	83.53%	112.55%
Net charge-offs to average loans(4)	0.26%	0.05%	0.28%	0.38%	0.13%

	At December 31,
	2020	2019	2018	2017	2016
Capital ratios
Tier 1 leverage	8.63%	8.90%	8.99%	9.72%	8.41%
CET1 risk-based capital	12.57%	12.32%	12.57%	13.11%	11.63%
Tier 1 risk-based capital	12.57%	12.32%	12.57%	13.11%	11.63%
Total risk-based capital	14.66%	12.79%	13.08%	13.78%	12.45%

(1)Includes a discrete income tax benefit of $327.9 million during the year ended December 31, 2017.
(2)On a tax-equivalent basis, at a federal income tax rate of 21% for 2020, 2019 and 2018, and 35% for years 2017 and 2016.
(3)We define non-performing loans to include non-accrual loans, and loans, other than PCD loans (or ACI loans prior to 2020) and government insured residential loans that are past due 90 days or more and still accruing. Contractually delinquent PCD and government insured residential loans on which interest continues to be accrued are excluded from non-performing loans.
(3)Non-performing assets include non-performing loans, OREO and other repossessed assets.
(4)The ratio of charge-offs of taxi medallion loans to average total loans was 0.18%, 0.28% and 0.06% for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities implemented a number of measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities. While many of these restrictions are beginning to ease and economic activity has started to resume, the pandemic and these precautionary measures have negatively impacted the global and domestic economies, including in the Company's primary market areas. Certain sectors to which the

Company has credit exposure, such as travel and hospitality and retail have been particularly impacted. The response of the U.S. Government to the economic impact of the crisis was swift and broad-based. The government has taken a series of actions to support individuals, households and businesses that have been negatively impacted by the economic disruption caused by the pandemic including enactment and subsequent extension of the CARES Act. The Federal Reserve also enacted a suite of facilities using its emergency lending powers designed to support liquidity and the flow of credit. Banking regulators reduced reserve requirements and enacted rules designed to support financial institutions in their efforts to work with customers during this time. While development of vaccines and improvements in treatments for the virus are positive signs and economic indicators have shown improvement over the latter half of 2020, there remains a high level of uncertainty about the future trajectory of the virus and its ultimate impact on the economy and on our financial condition and results of operations.
A summary of the effects the COVID-19 pandemic has had on our Company and of our expectations about how our Company may be impacted in the future follows. These matters are discussed in further detail throughout this Form 10-K.
Our results of operations and financial condition at and for the year ended December 31, 2020 were impacted by the COVID-19 pandemic.
•Deterioration in economic conditions led to a higher provision for credit losses and ACL during the year ended December 31, 2020. There continues to be significant uncertainty as to the impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL, but they may be more volatile and may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in the economic outlook and by the evolving impact of COVID-19 on individual borrowers in the portfolio.
•Levels of criticized and classified assets have increased, largely as a result of the COVID-19 pandemic and its impact or potential impact on our borrowers. Additionally, a significant number of borrowers requested and were granted relief in the form of temporary payment deferrals or modifications. Risk ratings were re-evaluated for a substantial portion of the commercial portfolio during 2020, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the COVID-19 pandemic. At December 31, 2020, non-performing assets had increased to $247.6 million from $208.7 million at December 31, 2019. It is difficult to predict whether or to what extent levels of non-performing assets and delinquencies will further increase as a result of the pandemic, although they may do so. Similarly, charge-offs increased during the year ended December 31, 2020 compared to the prior year and may increase further. These impacts may manifest in a delayed fashion due to temporary payment deferrals and modifications and various forms of government assistance that our borrowers may receive.
•The level of commercial loan origination activity, outside of our participation in the PPP, was lower in 2020 as a result of the pandemic.
Volatility in our share price increased in 2020 as a result of the COVID-19 crisis. We temporarily suspended our share repurchase program in March 2020 and in June 2020 we issued $300 million in subordinated debt to strengthen our capital position during this challenging economic environment. In January 2021 our Board of Directors authorized the resumption of our suspended share repurchase program.
Although we took significant measures to prepare for possible disruptions in liquidity, we have not experienced such disruptions to date and continue to have sufficient levels of available liquidity.
The pandemic has impacted our operations. Currently, the substantial majority of our non-branch employees are working remotely. We did not experience any significant operational difficulties, technology failures or outages, or customer service disruptions in our transition to a remote work environment. 86% of our branches remain open to serve customers via drive-through or lobby appointments, in some cases operating with reduced hours. Generally, branch locations without drive-through facilities are temporarily closed. We have focused on ensuring that our technology systems and internal controls continue to operate effectively in a remote work environment. We have put mechanisms in place to allow us to evaluate all significant modifications to processes and procedures to insure continued effectiveness of our control environment. We have not identified any instances in which our control environment has failed to operate effectively.
Customer demand for our products and services, particularly lending products, has been and may continue to be negatively affected by the impact of the pandemic on their businesses or by social distancing measures. Potential borrowers impacted by the pandemic may no longer meet our underwriting criteria. Loan production in many portfolio segments may continue to be muted, at least over the first half of 2021. While we currently expect loan production to begin to grow by the second half of 2021, our ability to increase production will depend on the future trajectory of the pandemic and on the pace and timing of economic recovery.

In response to the pandemic, we have prioritized risk management and implemented a number of measures to support our customers, employees and communities. Specifically, we have:
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
•Supported our clients through participating in the Small Business Administration’s PPP, the Federal Reserve's MSLF program and granting payment deferrals, loan modifications and fee waivers on a case-by-case basis.
•Temporarily halted new residential foreclosure actions.
•Disbursed over 150 grants to nonprofit organizations across our footprint, including an end of year donation of $100,000 to local food banks.
•Continued helping to meet the various needs of our community partners through over 1,500 employee "virtual" volunteer hours during the pandemic.
We remain confident in our long-term underlying strength and stability, and our ability to navigate these challenging conditions.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2020 and 2019 and results of operations for each of the years then ended. Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 28, 2020 for a discussion and analysis of the more significant factors that affected periods prior to 2019.
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
Performance highlights include:
•Net income for the year ended December 31, 2020 was $197.9 million, or $2.06 per diluted share, compared to $313.1 million, or $3.13 per diluted share, for the year ended December 31, 2019. For the year ended December 31, 2020, the return on average stockholders' equity was 6.9% and the return on average assets was 0.57%. Results for the year ended December 31, 2020 were negatively impacted by the application of CECL, including the impact of COVID-19 on the provision for credit losses.

•PPNR improved to $427.8 million for the year ended December 31, 2020 from $412.9 million for the year ended December 31, 2019.
•Net interest income for the year ended December 31, 2020 was $751.8 million, essentially flat to the prior year. The net interest margin, calculated on a tax-equivalent basis, was 2.35% for the year ended December 31, 2020 compared to 2.47% for the year ended December 31, 2019.
•The provision for credit losses totaled $178.4 million for the year ended December 31, 2020. At December 31, 2020, the ACL was $257 million, or 1.08% of loans compared to $109 million or 0.47% of loans at December 31, 2019. For the year ended December 31, 2019, the Company recorded a provision for loan losses, under the incurred loss model, of $8.9 million. The increase in the provision for credit losses and the ACL resulted from the application of the CECL methodology and the impact on expected credit losses of the COVID-19 pandemic.
•The average cost of total deposits decreased to 0.77% for the year ended December 31, 2020 from 1.63% for 2019. On a spot basis, the average APY on total deposits declined to 0.36% at December 31, 2020 from 1.42% at December 31, 2019. This decline in the cost of deposits reflects both our ongoing strategy to increase non-interest bearing deposits as a percentage of total deposits and to reduce rates paid on interest-bearing deposits, as well as declines in market interest rates generally.
•Total deposits increased by $3.1 billion for the year ended December 31, 2020, of which $2.7 billion or 88% was non-interest bearing demand deposits. Non-interest bearing demand deposits increased by 63% in 2020, to 25% of total deposits at December 31, 2020. The following charts illustrate the composition of deposits at December 31, 2020 and 2019:
•Interest earning assets grew by $2.2 billion during the year ended December 31, 2020. Loans grew by $711 million; we saw growth in PPP loans and the residential and mortgage warehouse portfolio sub-segments while other portfolio sub-segments declined. Investment securities grew by $1.4 billion as liquidity was deployed into the securities portfolio in a challenging credit environment.
•Loans on deferral totaled $207 million or less than 1% of total loans at December 31, 2020. Loans modified under the CARES Act totaled $587 million at December 31, 2020. In the aggregate, this represents $794 million or 3% of the total loan portfolio at December 31, 2020, down from $3.6 billion or 15% of total loans that were granted an initial 90 day deferral as reported at the end of the second quarter. See section entitled "Asset Quality—Payment Deferrals and Modifications" for further details.
•During the second quarter of 2020, the Company completed an underwritten public offering of $300 million aggregate principal amount of its 5.125% subordinated notes, augmenting Tier 2 capital.
•During the year ended December 31, 2020, the Company repurchased approximately 3.3 million shares of its common stock for an aggregate purchase price of $101 million, at a weighted average price of $30.36. The Company temporarily suspended its share repurchase program on March 16, 2020. On January 20, 2021, the Company's Board

of Directors reinstated the share repurchase program. Authorization to repurchase up to approximately $44.9 million in shares of its outstanding common stock remains under the program.
•In the first quarter of 2020, the Company increased its quarterly cash dividend by $0.02 to $0.23 per share, reflecting a 10% increase from the previous quarterly cash dividend of $0.21 per share and has maintained that quarterly dividend level throughout 2020.
•Book value per common share grew to $32.05 at December 31, 2020 from $31.33 at December 31, 2019 while tangible book value per common share increased to $31.22 from $30.52 over the same period.
•The Company's and the Bank's capital ratios exceeded all regulatory "well capitalized" guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines at December 31, 2020 and 2019:
BankUnited, Inc.
BankUnited, N.A.:

Strategic Priorities
Management has identified the following strategic priorities for our Company:
•Maximizing risk adjusted returns through a combination of sustainable, diversified and prudently managed organic growth and capital optimization.
•Growing core deposit relationships.
•Building a foundational and scalable small business and middle-market franchise.
•Emphasizing growth in areas where our delivery model is a differentiator.
•Continuing to execute on our BankUnited 2.0 revenue generating initiatives.
•Investing in digital capabilities, automation and data analytics.
•Maintaining an efficient, effective and scalable support model through operational excellence.
•Monitoring the M&A landscape while growing organically.
Some of the challenges confronting our Company, which may also impact the banking industry more broadly, include:
•The current interest rate environment, characterized by generally low interest rates, and relatively tight spreads, may impact our ability to achieve margin expansion.
•The impact of the ongoing COVID-19 crisis on the economy, our borrowers, our employees and the work environment and demand for our products and services.
•Regulatory changes and other policy implications that may follow the recent change in the political landscape.
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

ACL
The ACL represents management's estimate of current expected credit losses, or the amount of amortized cost basis not expected to be collected, on our loan portfolio and the amount of credit loss impairment on our AFS securities portfolio. Determining the amount of the ACL is considered a critical accounting estimate because of its complexity and because it requires extensive judgment and estimation. Estimates that are particularly susceptible to change that may have a material impact on the amount of the ACL include:
•our evaluation of current conditions;
•our determination of a reasonable and supportable economic forecast;
•our evaluation of historical loss experience;
•our evaluation of changes in composition and characteristic of the loan portfolio, including internal risk ratings;
•our estimate of expected prepayments;
•the value of underlying collateral, which may impact loss severity and certain cash flow assumptions for collateral-dependent, criticized and classified loans;
•our selection and evaluation of qualitative factors;
•the amount and timing of expected future cash flows from PCD loans; and
•our estimate of expected cash flows on AFS debt securities in unrealized loss positions.
Note 1 to the consolidated financial statements describes the methodology used to determine the ACL.
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

The following table presents, for the years ended December 31, 2020, 2019 and 2018, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21% (dollars in thousands):

	2020			2019			2018
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest(1)	Yield/ Rate(1)
Assets:
Interest earning assets:
Loans	$23,385,832	$879,082	3.76%	$22,553,250	$998,130	4.43%	21,597,142	1,215,749	5.63%
Investment securities (2)	8,739,023	196,954	2.25%	8,231,858	284,849	3.46%	7,124,372	238,602	3.35%
Other interest earning assets	672,634	9,578	1.42%	555,992	19,902	3.58%	506,154	17,812	3.52%
Total interest earning assets	32,797,489	1,085,614	3.31%	31,341,100	1,302,881	4.16%	29,227,668	1,472,163	5.04%
Allowance for credit losses	(236,704)			(112,890)			(136,758)
Non-interest earning assets	1,860,322			1,625,579			1,878,284
Total assets	$34,421,107			$32,853,789			$30,969,194
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,582,951	19,445	0.75%	$1,824,803	25,054	1.37%	$1,627,828	18,391	1.13%
Savings and money market deposits	10,843,894	85,572	0.79%	10,922,819	197,942	1.81%	10,634,970	146,324	1.38%
Time deposits	6,617,939	94,963	1.43%	6,928,499	162,184	2.34%	6,617,006	119,848	1.81%
Total interest bearing deposits	20,044,784	199,980	1.00%	19,676,121	385,180	1.96%	18,879,804	284,563	1.51%
Federal funds purchased	71,858	418	0.58%	124,888	2,802	2.24%	48,940	1,035	2.11%
FHLB and PPPLF borrowings	4,295,882	85,491	1.99%	5,089,524	119,901	2.36%	4,637,247	92,234	1.99%
Notes and other borrowings	592,521	29,962	5.06%	403,704	21,202	5.25%	402,795	21,219	5.27%
Total interest bearing liabilities	25,005,045	315,851	1.26%	25,294,237	529,085	2.09%	23,968,786	399,051	1.66%
Non-interest bearing demand deposits	5,760,309			3,950,612			3,389,191
Other non-interest bearing liabilities	786,337			662,590			538,575
Total liabilities	31,551,691			29,907,439			27,896,552
Stockholders' equity	2,869,416			2,946,350			3,072,642
Total liabilities and stockholders' equity	$34,421,107			$32,853,789			$30,969,194
Net interest income		$769,763			$773,796			$1,073,112
Interest rate spread			2.05%			2.07%			3.38%
Net interest margin			2.35%			2.47%			3.67%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $14.9 million, $16.7 million, and $17.5 million and the tax-equivalent adjustment for tax-exempt investment securities was $3.1 million, $4.3 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	2020 Compared to 2019			2019 Compared to 2018
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$32,059	$(151,107)	$(119,048)	$41,547	$(259,166)	$(217,619)
Investment securities	11,710	(99,605)	(87,895)	38,410	7,837	46,247
Other interest earning assets	1,685	(12,009)	(10,324)	1,786	304	2,090
Total interest earning assets	45,454	(262,721)	(217,267)	81,743	(251,025)	(169,282)
Interest Expense Attributable to:
Interest bearing demand deposits	5,705	(11,314)	(5,609)	2,756	3,907	6,663
Savings and money market deposits	(957)	(111,413)	(112,370)	5,888	45,730	51,618
Time deposits	(4,172)	(63,049)	(67,221)	7,266	35,070	42,336
Total interest bearing deposits	576	(185,776)	(185,200)	15,910	84,707	100,617
Federal funds purchased	(311)	(2,073)	(2,384)	1,703	64	1,767
FHLB and PPPLF borrowings	(15,579)	(18,831)	(34,410)	10,509	17,158	27,667
Notes and other borrowings	9,527	(767)	8,760	64	(81)	(17)
Total interest expense	(5,787)	(207,447)	(213,234)	28,186	101,848	130,034
Increase (decrease) in net interest income	$51,241	$(55,274)	$(4,033)	$53,557	$(352,873)	$(299,316)

Net interest income, calculated on a tax-equivalent basis, was $769.8 million for the year ended December 31, 2020 compared to $773.8 million for the year ended December 31, 2019, a decrease of $4.0 million. The decrease in net interest income was comprised of decreases in tax-equivalent interest income and in interest expense of $217.3 million and $213.2 million, respectively, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in tax-equivalent interest income was driven primarily by decreases in interest income from loans and investment securities of $119.0 million and $87.9 million, respectively, for the year ended December 31, 2020 compared to the year ended December 31, 2019. These decreases resulted from declines in market interest rates including the impact of repayment of assets originated in a higher rate environment, partially offset by increases in average interest earning assets. The decline in interest expense on deposits was the largest component of the overall decline in interest expense and reflected decreases in the level of market interest rates as well as the impact of our strategy focused on improving the deposit mix and reducing the rates paid on deposits.
The net interest margin, calculated on a tax-equivalent basis, was 2.35% for the year ended December 31, 2020, compared to 2.47% for the year ended December 31, 2019. The decline in the yield on interest earning assets outpaced the reduction in cost of interest bearing liabilities for the year.
Offsetting factors contributing to the decrease in the net interest margin for the year ended December 31, 2020 compared to the year ended December 31, 2019 included:
•The tax-equivalent yield on investment securities decreased to 2.25% for the year ended December 31, 2020, from 3.46% for the year ended December 31, 2019. This decrease resulted from the impact of purchases of lower-yielding securities, prepayments of higher yielding mortgage-backed securities and decreases in coupon interest rates on existing floating rate assets.
•The tax-equivalent yield on loans decreased to 3.76% for the year ended December 31, 2020, from 4.43% for the year ended December 31, 2019. Factors contributing to this decrease included the decline in benchmark interest rates which impacted the rates earned on both existing floating rate assets and new production, the addition of lower yielding PPP loans, and the runoff of loans originated in a higher rate environment..
•The average rate paid on interest bearing deposits decreased to 1.00% for the year ended December 31, 2020, from 1.96% for the year ended December 31, 2019. This decline reflected continued initiatives taken to lower rates paid on deposits in response to declines in general market interest rates and the re-pricing of term deposits. We expect the cost of interest bearing deposits to continue to decline.

•The average rate paid on FHLB and PPPLF borrowings declined to 1.99% for the year ended December 31, 2020 from 2.36% for the year ended December 31, 2019, reflecting declines in market interest rates and the impact of PPPLF borrowings priced at rates lower than the average paid on FHLB advances.
•The increase in average non-interest bearing demand deposits as a percentage of average total deposits positively impacted the cost of total deposits and the net interest margin.
Provision for Credit Losses
The provision for credit losses is a charge to earnings required to maintain the ACL at a level consistent with management’s estimate of expected credit losses on financial assets carried at amortized cost at the balance sheet date. The amount of the provision is impacted by changes in current economic conditions as well as in management's reasonable and supportable economic forecast, loan originations and runoff, changes in portfolio mix, risk rating migration and portfolio seasoning, changes in specific reserves, changes in expected prepayment speeds and other assumptions. The provision for credit losses also includes amounts related to off-balance sheet credit exposures, accrued interest receivable and AFS debt securities.
The following table presents the components of the provision for credit losses for the year ended December 31, 2020 (in thousands):

Amount related to funded portion of loans	$182,339
Amount related to off-balance sheet credit exposures	(5,572)
Amount related to accrued interest receivable	1,300
Provision for credit losses - AFS debt securities	364
Total provision for credit losses	$178,431
The provision for credit losses for the year ended December 31, 2020 was determined using the CECL methodology and included management's estimate of the expected negative economic impact of the COVID-19 pandemic. For the year ended December 31, 2019, the Company recorded a provision for loan losses, under the incurred loss methodology of $8.9 million. The increase in the provision for credit losses for the year ended December 31, 2020 compared to the provision for loan losses for the year ended December 31, 2019 resulted from both the adoption of the CECL methodology and the impact of COVID-19.
The evolving COVID-19 situation may lead to increased volatility in the provision for credit losses and if economic conditions or forecasts deteriorate further as a result of COVID-19, the provision for credit losses and the ACL will likely increase.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below and Note 1 to the Consolidated Financial Statements for more information about how we determine the appropriate level of the ACL.

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Deposit service charges and fees	$16,496	$16,539	$14,412
Gain on sale of loans:
Gain on sale of covered loans	—	—	5,732
Guaranteed portions of SBA loans	1,880	4,756	8,634
GNMA early buyout loans	11,274	4,751	1,156
Other	16	2,612	342
Gain on sale of loans, net	13,170	12,119	15,864
Gain on investment securities:
Net realized gains on sale of securities AFS	14,001	18,537	6,103
Net unrealized gains (losses) on marketable equity securities	3,766	2,637	(2,944)
Gain on investment securities, net	17,767	21,174	3,159
Lease financing	59,112	66,631	61,685
Other non-interest income	26,676	30,741	36,902
	$133,221	$147,204	$132,022
Deposit service charges for the year ended December 31, 2020 were impacted by fee waivers and lower levels of activity related to COVID-19.
The increase in gain on sale of GNMA early buyout loans for the year ended December 31, 2020 compared to 2019 resulted from an increase in the volume of activity.
The decrease in gains on guaranteed portions of SBA loans for the year ended December 31, 2020 compared to 2019 was a result of declining origination volume of SBA loans as resources were re-directed to the PPP. The gain on sale of other loans in 2019 was primarily related to a gain on sale of Pinnacle loans totaling $2.4 million.
The decrease in income from lease financing for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributed to the increase in operating lease equipment off-lease and re-leasing of assets at lower rates.
The most significant factor leading to the decrease in other non-interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was lower revenue from interest rate derivative contracts with our commercial borrowers.

Non-Interest Expense
The following table presents the components of non-interest expense for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Employee compensation and benefits	$217,156	$235,330	$254,997
Occupancy and equipment	48,237	56,174	55,899
Amortization of FDIC indemnification asset	—	—	261,763
Deposit insurance expense	21,854	16,991	18,984
Professional fees	11,708	20,352	16,539
Technology and telecommunications	58,108	47,509	35,136
Depreciation of operating lease equipment	49,407	48,493	40,025
Loss on debt extinguishment	—	3,796	—
Other non-interest expense	50,719	58,444	57,197
Total non-interest expense	$457,189	$487,089	740,540
Less:
Amortization of FDIC indemnification	—	—	(261,763)
Depreciation of operating lease equipment	(49,407)	(48,493)	(40,025)
Loss on debt extinguishment	—	(3,796)	—
Costs incurred directly related to implementation of BankUnited 2.0	(1,188)	(14,802)	(1,899)
COVID-19 expenses	(4,758)	—	—
Recurring operating expenses (1)	$401,836	$419,998	$436,853

(1)Recurring operating expenses is a non-GAAP measure. See section entitled "Non-GAAP Financial Measures" below for reconciliation of non-GAAP financial measurements to their comparable GAAP financial measurements.
Employee compensation and benefits
Employee compensation and benefits declined by $18.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a reduction in headcount related to our BankUnited 2.0 initiative. Lower variable compensation costs and the impact of a declining stock price on liability-classified awards also contributed to reduced expense levels.
Occupancy and equipment
Occupancy and equipment decreased by $7.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decreases were a result of cost reductions stemming from our BankUnited 2.0 initiative.
Deposit insurance expense
Deposit insurance expense increased by $4.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, reflecting an increase in the assessment rate.
Professional fees
Professional fees decreased by $8.6 million for the year ended December 31, 2020 as compared to the year ended year ended December 31, 2019. The decrease was primarily due to the consulting services in 2019 related to our BankUnited 2.0 initiative.
Technology and telecommunications
Technology and telecommunications increased by $10.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase is reflective of investments in digital and data analytics capabilities and in the infrastructure to support cloud migration as well as some costs directly related to the COVID-19 pandemic.

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
Expenses related directly to COVID-19 for year ended December 31, 2020 included technology and consulting costs related to our participation in the PPP; laptops and other equipment to facilitate employees working remotely; costs related to cleaning, sanitizing and personal protective equipment; other facilities expenses related to preparation for an eventual return of more employees to our offices; and an accrual for rollover vacation days provided to employees.
Income Taxes
The provision for income taxes for the years ended December 31, 2020 and 2019 was $51.5 million and $90.9 million, respectively. The Company’s effective income tax rate was 20.7% and 22.5% for the years ended December 31, 2020 and 2019, respectively.

See Note 9 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased $1.5 billion to $32.8 billion for the year ended December 31, 2020 from $31.3 billion for the year ended December 31, 2019. This increase was driven by an $833 million increase in the average balance of outstanding loans, related in part to PPP loans originated in 2020. Average interest bearing liabilities declined by $289 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, while average non-interest bearing deposits increased by $1.8 billion to $5.8 billion for the year ended December 31, 2020.
Total deposits increased by $3.1 billion at December 31, 2020 compared to December 31, 2019, while total borrowings declined by $1.0 billion. Investment securities increased by $1.4 billion and total loans increased by $711 million. Investment securities represented 26% of total assets at December 31, 2020 compared to 24% of total assets at December 31, 2019. This is reflective of the deployment of liquidity into the securities portfolio in the challenging lending environment predicated by the COVID-19 pandemic.
Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at December 31, 2020 and 2019:

	2020		2019
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$79,919	$80,851	$70,243	$70,325
U.S. Government agency and sponsored enterprise residential MBS	2,389,450	2,405,570	2,018,853	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	531,724	539,354	366,787	370,976
Private label residential MBS and CMOs	982,890	998,603	1,001,337	1,012,177
Private label commercial MBS(1)	2,514,271	2,526,354	1,719,228	1,724,684
Single family rental real estate-backed securities	636,069	650,888	467,459	470,025
Collateralized loan obligations	1,148,724	1,140,274	1,204,905	1,197,366
Non-mortgage asset-backed securities	246,597	253,261	194,171	194,904
State and municipal obligations	213,743	235,709	257,528	273,302
SBA securities	233,387	231,545	359,808	362,731
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$8,986,774	9,072,409	$7,670,319	7,708,665
Marketable equity securities		104,274		60,572
		$9,176,683		$7,769,237

(1)Amortized cost is net of ACL totaling $0.4 million at December 31, 2020.

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2020 was 4.8 years. The effective duration of the investment portfolio as of December 31, 2020 was 1.5 years. The model results are based on assumptions that may differ from actual results.
The investment securities available for sale portfolio was in a net unrealized gain position of $85.6 million at December 31, 2020, with aggregate fair value equal to 101% of amortized cost. The portfolio has recovered in value from a net realized loss position of $249.8 million at March 31, 2020 that resulted from uncertainty and volatility in the markets immediately following the onset of the COVID-19 pandemic. Unrealized losses at March 31, 2020 were primarily concentrated in the CLO and Private Label CMBS asset classes. Net unrealized gains at December 31, 2020 included $117.1 million of gross unrealized gains and $31.4 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at December 31, 2020 had an aggregate fair value of $3.3 billion. The majority of the unrealized losses at December 31, 2020 related to the private label CMBS and CLO portfolio segments. The ratings distribution of our AFS securities portfolio at December 31, 2020 is depicted in the chart below:

Ratings Distribution

A
2%
NR
1%
AA
5%
Government and agency
36%
AAA
56%

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
An ACL of $0.4 million was recorded related to one private label CMBS security during the year ended December 31, 2020. This security is not projected to sustain credit losses and management does not intend to sell the security at the balance sheet date. However, due to negative underlying collateral performance trends the security is being closely monitored and management may determine not to hold the security until full recovery of its amortized cost basis. No securities were determined to be other than temporarily impaired during the year ended December 31, 2019. We do not intend to sell securities in significant unrealized loss positions at December 31, 2020. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.
The timely payment of principal and interest on securities issued by the U.S. government, U.S. government agencies and U.S. government sponsored enterprises is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.
None of our private label securities in unrealized loss positions had missed principal or interest payments or had been downgraded by a NRSRO at December 31, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at December 31, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, none of the private label AFS securities in unrealized loss positions were projected to sustain credit losses at December 31, 2020. Further information about the portfolio segments evidencing the largest unrealized losses at December 31, 2020, the private label CMBS and CLO portfolio segments, follows.
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
The following table presents the distribution of third-party ratings and subordination levels compared to average stress scenario losses based on our credit loss impairment analysis of the private label CMBS and CLOs at December 31, 2020:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	89.5%	27.9%	96.3%	41.9%	12.0%
	AA	7.0%	19.1%	52.2%	34.5%	11.2%
	A	3.5%	21.5%	80.9%	38.0%	10.9%
Weighted average		100.0%	27.1%	92.7%	41.3%	11.9%

CLOs	AAA	83.6%	36.0%	48.4%	43.3%	20.4%
	AA	12.9%	26.9%	40.7%	32.5%	23.0%
	A	3.5%	24.5%	29.9%	26.5%	23.0%
Weighted average		100.0%	34.5%	46.8%	41.3%	20.8%

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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of December 31, 2020. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	1.28%	—%	—%	—%	1.28%
U.S. Government agency and sponsored enterprise residential MBS	0.91%	0.85%	0.80%	0.76%	0.83%
U.S. Government agency and sponsored enterprise commercial MBS	1.68%	1.75%	1.13%	1.30%	1.22%
Private label residential MBS and CMOs	3.07%	2.72%	2.51%	2.35%	2.79%
Private label commercial MBS	2.42%	1.96%	2.27%	2.68%	2.04%
Single family rental real estate-backed securities	2.72%	2.38%	2.03%	—%	2.30%
Collateralized loan obligations	1.43%	1.87%	2.18%	—%	1.87%
Non-mortgage asset-backed securities	2.62%	2.46%	2.04%	—%	2.45%
State and municipal obligations	2.53%	3.77%	3.99%	4.08%	3.99%
SBA securities	1.31%	1.27%	1.20%	1.10%	1.25%
	2.11%	1.83%	1.59%	1.45%	1.78%
Loans Held for Sale
Loans held for sale at December 31, 2020 included $4 million of the guaranteed portion of SBA loans held for sale in the secondary market and $21 million of other commercial loans transferred to held for sale. At December 31, 2019, loans held for sale included $28.6 million of the SBA loans held for sale and $9.3 million of other commercial loans. SBA loans are generally sold with servicing retained. Due in large part to the focus on PPP lending by our internal resources and the SBA during the year, the origination volume of traditional SBA loans declined.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at December 31, 2020 and 2019 (dollars in thousands):

	2020		2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$6,348,222	26.6%	$5,661,119	24.5%
Multi-family	1,639,201	6.9%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,963,273	20.8%	5,030,904	21.7%
Construction and land	293,307	1.2%	243,925	1.1%
Owner occupied commercial real estate	2,000,770	8.4%	2,062,808	8.9%
Commercial and industrial	4,447,383	18.6%	4,655,349	20.1%
PPP	781,811	3.3%	—	—%
Pinnacle	1,107,386	4.6%	1,202,430	5.2%
Bridge - franchise finance	549,733	2.3%	627,482	2.6%
Bridge - equipment finance	475,548	2.0%	684,794	3.0%
Mortgage warehouse lending	1,259,408	5.3%	768,472	3.3%
Total loans	23,866,042	100.0%	23,154,988	100.0%
Allowance for credit losses	(257,323)		(108,671)
Loans, net	$23,608,719		$23,046,317
For the year ended December 31, 2020, total loans grew by $711 million. Loan growth for the year was driven by $782 million in PPP loans and a $491 million increase in mortgage warehouse outstandings, due to growth in commitments and increased utilization, as well as growth in GNMA early buyout loans. Growth in these portfolio sub-segments was offset by net runoff in other commercial and commercial real estate segments. The decline in multi-family balances was driven primarily by continued runoff of the New York portfolio. Residential and other consumer loans grew by $687 million due to growth of $723 million in GNMA early buyout loans. The residential portfolio excluding GNMA early buyout loans experienced a net decline of approximately $35 million driven by higher prepayment speeds in the current rate environment.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at December 31, 2020 and 2019 (in thousands):

	2020	2019
1-4 single family residential	$4,922,836	$4,953,936
Government insured residential	1,419,074	698,644
Other consumer loans	6,312	8,539
	$6,348,222	$5,661,119
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2020, $541 million or 11% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.4 billion at December 31, 2020. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at December 31, 2020 and 2019:
See Note 4 to the consolidated financial statements for information about geographic concentrations in the 1-4 single family residential portfolio.
The following table presents a breakdown of the 1-4 single family residential mortgage portfolio, excluding government insured residential loans, categorized between fixed rate loans and ARMs at December 31, 2020 and 2019 (dollars in thousands):

	2020		2019
	Total	Percent of Total	Total	Percent of Total
Fixed rate loans	$1,807,071	36.7%	$1,460,439	29.5%
ARM loans	3,115,765	63.3%	3,493,497	70.5%
	$4,922,836	100.0%	$4,953,936	100.0%
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
The following charts present the distribution of the commercial loan portfolio at December 31, 2020 and 2019 (dollars in millions):
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
The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at December 31, 2020 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	NY	Other	Weighted Average DSCR	Weighted Average LTV
Office	$2,117,291	31%	60%	24%	16%	2.24	58.7%
Multifamily	1,799,915	26%	31%	62%	7%	1.62	57.5%
Retail	1,368,969	20%	52%	40%	8%	1.39	61.0%
Warehouse/Industrial	840,982	12%	64%	19%	17%	2.34	56.4%
Hotel	621,592	9%	74%	16%	10%	1.13	64.5%
Other	147,032	2%	82%	11%	7%	1.79	54.1%
	$6,895,781	100%	53%	36%	11%	1.81	59.0%
DSCRs and LTVs in the table above are based on the most recent information available, which may not be fully reflective of the ultimate impact of the COVID-19 pandemic on borrowers' financial condition or property values.
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented only 1.2% of the total loan portfolio at December 31, 2020. Construction loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. 74% of the commercial real estate portfolio, including 79% and 55% of the retail and hotel segments, respectively, had LTVs less than 65% at December 31, 2020.
Included in the table above are approximately $264 million of mixed-use properties in New York, consisting of $194 million categorized as multi-family, $51 million categorized as retail and $19 million categorized as office.
The New York legislature has enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The New York multi-family portfolio included $866 million of loans collateralized by properties with some or all of the units subject to rent regulation at December 31, 2020, substantially all of which were stabilized properties.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at December 31, 2020 (in thousands):

DSCR
Less than 1.11	$256,974
1.11 - 1.24	152,825
1.25 - 1.50	217,833
1.51 or greater	217,859
$845,491

LTV
Less than 50%	$243,740
50% - 65%	449,665
66% - 75%	69,998
More than 75%	82,088
$845,491
The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the rent regulation reforms, or of the COVID-19 pandemic. Loans with DSCR less than 1.11 may be those with temporary vacancies, those for which expenses, particularly real estate taxes, have increased more rapidly than rents, or those with rent reductions.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.7 billion at December 31, 2020, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the commercial and industrial portfolio, including $2.0 billion of owner-occupied commercial real estate loans, by industry at December 31, 2020 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,054,271	16.4%
Educational Services	654,068	10.1%
Wholesale Trade	652,126	10.1%
Transportation and Warehousing	471,926	7.3%
Health Care and Social Assistance	442,713	6.9%
Manufacturing	342,568	5.3%
Information	330,366	5.1%
Real Estate and Rental and Leasing	309,299	4.8%
Accommodation and Food Services	299,927	4.7%
Retail Trade	297,991	4.6%
Professional, Scientific, and Technical Services	273,071	4.2%
Construction	251,585	3.9%
Public Administration	238,344	3.7%
Other Services (except Public Administration)	229,651	3.6%
Administrative and Support and Waste Management	199,421	3.1%
Arts, Entertainment, and Recreation	186,072	2.9%
Utilities	173,870	2.7%
Other	40,884	0.6%
	$6,448,153	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 60% and 33% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank also engages in mortgage warehouse lending on a national basis.
The Company originated over 3,500 SBA PPP loans totaling $876 million during the second quarter 2020. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. They have terms of 2 years, and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. During the fourth quarter 2020, the Company began processing forgiveness applications with the SBA, resulting in a $48 million reduction in PPP loans. The Company recognized $1.3 million of interest income related to accelerated amortization of origination fees for PPP loans that were partially or fully forgiven during the fourth quarter. As of December 31, 2020, $12 million of PPP origination fees remain to be recognized in income. The Company expects PPP forgiveness to continue during the first and second quarters of 2021. We will be participating in the PPP Second Draw Program to provide funding to eligible businesses who were given PPP First Draw loans.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 53% and 39% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 38% and 24% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.
The following table presents the five states with the largest concentration of commercial loans and leases originated through Bridge, Pinnacle and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	2020		2019
	Total	Percent of Total	Total	Percent of Total
California	$609,419	18.0%	$578,150	17.6%
NY Tri State Area	545,458	16.1%	337,736	10.3%
Florida	330,587	9.7%	389,371	11.8%
Ohio	194,558	5.7%	34,778	1.1%
Virginia	186,443	5.5%	133,829	4.1%
All Others	1,525,610	45.0%	1,809,314	55.1%
	$3,392,075	100.0%	$3,283,178	100.0%
Loan Maturities
The following table sets forth, as of December 31, 2020, the maturity distribution of our loan portfolio by category, excluding government insured residential loans. Commercial and other consumer loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of residential loans have been adjusted for an estimated rate of voluntary prepayments, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential and other consumer:
1-4 single family residential	$1,626,725	$2,422,387	$803,285	$70,439	$4,922,836
Other consumer loans	1,882	3,527	331	572	6,312
	1,628,607	2,425,914	803,616	71,011	4,929,148

Commercial:
Multi-family	445,096	741,904	447,152	5,049	1,639,201
Non-owner occupied commercial real estate	668,015	2,763,881	1,480,542	50,835	4,963,273
Construction and land	29,790	78,125	157,003	28,389	293,307
Owner occupied commercial real estate	57,110	665,320	1,129,977	148,363	2,000,770
Commercial and industrial	803,518	2,813,607	726,145	104,113	4,447,383
SBA Paycheck Protection Program	—	781,811	—	—	781,811
Pinnacle	38,927	265,688	730,122	72,649	1,107,386
Bridge - franchise finance	23,410	222,083	304,240	—	549,733
Bridge - equipment finance	31,194	283,201	161,153	—	475,548
Mortgage warehouse lending	1,259,408	—	—	—	1,259,408
	3,356,468	8,615,620	5,136,334	409,398	17,517,820
	$4,985,075	$11,041,534	$5,939,950	$480,409	$22,446,968

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2020 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential and other consumer:
1-4 single family residential	$1,214,921	$2,081,190	$3,296,111
Other consumer loans	2,773	1,657	4,430
	1,217,694	2,082,847	3,300,541
Commercial:
Multi-family	840,147	353,958	1,194,105
Non-owner occupied commercial real estate	2,504,273	1,790,985	4,295,258
Construction and land	144,554	118,963	263,517
Owner occupied commercial real estate	1,290,051	653,609	1,943,660
Commercial and industrial	1,337,206	2,306,659	3,643,865
SBA Paycheck Protection Program	781,811	—	781,811
Pinnacle	1,068,459	—	1,068,459
Bridge - franchise finance	426,623	99,700	526,323
Bridge - equipment finance	389,680	54,674	444,354
	8,782,804	5,378,548	14,161,352
	$10,000,498	$7,461,395	$17,461,893
Excluded from the tables above are government insured residential loans. Resolution of these loans is generally accomplished through the re-securitization and sale of the loans after they re-perform, either through modification or self-cure, or through pursuit of the applicable guarantee.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $664 million at December 31, 2020, including off-lease equipment, net of accumulated depreciation totaling $111 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. Our operating lease customers are North American commercial end users. We have a total of 5,299 railcars with a carrying value of $399 million at December 31, 2020, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas. The largest concentrations of rail cars were 2,407 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.

The chart below presents operating lease equipment by type at December 31, 2020 and 2019:
At December 31, 2020, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2021	$96,843
2022	44,537
2023	46,764
2024	26,700
2025	103,401
Thereafter through 2034	234,374
$552,619
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. In response to the COVID-19 pandemic, we have further enhanced our workout and recovery staffing and processes. Loan performance is monitored by our credit administration, portfolio management and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. The credit quality and risk rating of commercial loans as well as our underwriting and portfolio management practices are regularly reviewed by our internal credit review department.
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The Company utilizes a 16 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful. During 2020, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the COVID-19 pandemic.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	December 31, 2020		September 30, 2020		June 30, 2020		December 31, 2019
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$14,832,025	84.6%	$15,321,531	85.9%	$16,169,767	88.6%	$17,054,702	97.5%
Special mention	711,516	4.1%	951,981	5.3%	1,338,232	7.3%	72,881	0.4%
Substandard accruing	1,758,654	10.0%	1,376,718	7.7%	560,624	3.1%	180,380	1.0%
Substandard non-accruing	203,758	1.2%	187,247	1.0%	187,510	1.0%	185,906	1.1%
Doubtful	11,867	0.1%	938	0.1%	949	—%	—	—%
	$17,517,820	100.0%	$17,838,415	100.0%	$18,257,082	100.0%	$17,493,869	100.0%

Our internal risk ratings at December 31, 2020 were heavily influenced by the impact of the COVID-19 pandemic and the measures and restrictions employed to contain the spread of the virus on the economy, our borrowers and the sectors in which they operate. Management has taken what we believe to be a proactive and objective approach to risk rating the commercial loan portfolio since the onset of the pandemic. The increase in levels of criticized and classified loans and migration within the criticized and classified categories over the course of 2020 is directly related to the impact of the COVID-19 pandemic. Significant uncertainty remains around the future trajectory of the COVID-19 pandemic, the roll-out of vaccines and related economic and social impacts. If economic conditions or the circumstances of individual borrowers deteriorate further, the amount of criticized and classified assets could continue to increase. It is also possible that an increasing trend in non-accrual loans may emerge in the future as temporary payment deferrals and modifications granted to some borrowers expire. If, on the other hand, the pace of economic recovery continues or accelerates over the course of 2021, we may see declines in the level of criticized and classified assets.
The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	December 31, 2020		September 30, 2020		June 30, 2020		December 31, 2019
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$68,413	11%	$202,929	33%	$273,877	44%	$4,227	1%
Retail	86,935	6%	85,640	6%	172,364	12%	—	—%
Multi-family	66,336	4%	28,876	2%	54,623	3%	115	—%
Office	37,943	2%	38,213	2%	29,735	1%	—	—%
Industrial	9,440	1%	13,221	2%	12,968	2%	1,489	—%
Other	8,009	5%	8,083	6%	1,393	1%	—	—%
	277,076		376,962		544,960		5,831
Owner occupied commercial real estate	156,837	8%	193,867	9%	179,305	9%	27,870	1%
Commercial and industrial	169,605	4%	196,488	4%	243,398	5%	28,498	1%
Bridge - franchise finance	71,593	13%	139,638	23%	327,375	53%	10,682	2%
Bridge - equipment finance	36,405	8%	45,026	9%	43,194	7%	—	—%
	$711,516		$951,981		$1,338,232		$72,881

Substandard accruing:
CRE
Hotel	$400,468	64%	$249,646	40%	$92,066	15%	$34,645	5%
Retail	284,638	21%	238,910	17%	63,957	4%	—	—%
Multi-family	237,159	13%	143,857	7%	67,896	3%	26,797	2%
Office	40,477	2%	60,556	3%	28,994	1%	8,299	—%
Industrial	13,902	2%	19,714	3%	19,814	3%	9,753	1%
Other	1,389	1%	1,422	1%	—	—%	—	—%
	978,033		714,105		272,727		79,494
Owner occupied commercial real estate	177,575	9%	135,165	7%	38,332	2%	16,241	1%
Commercial and industrial	285,925	6%	273,448	6%	185,201	4%	43,518	1%
Bridge - franchise finance	242,234	44%	213,532	35%	56,628	9%	41,127	7%
Bridge - equipment finance	74,887	16%	40,468	8%	7,736	1%	—	—%
	$1,758,654		$1,376,718		$560,624		$180,380

Payment Deferrals and Modifications
We believe, in the current environment, information about loans that are on temporary payment deferral or have been modified as a result of the COVID-19 pandemic provides additional insight into segments or sub-segments of the portfolio that are experiencing some level of stress related to the pandemic The following table summarizes deferral and modification activity in the commercial portfolio, as of December 31, 2020 (dollars in thousands):

	Currently Under Short-Term Deferral	CARES Act Modifications	Total	% of Portfolio
CRE - Property Type:
Retail	$28,542	$18,526	$47,068	4%
Hotel	1,055	343,492	344,547	55%
Office	—	47,949	47,949	2%
Multifamily	—	15,776	15,776	1%
Other	1,789	—	1,789	1%
Total CRE	31,386	425,743	457,129	7%
C&I - Industry
Accommodation and Food Services	—	14,737	14,737	5%
Retail Trade	1,147	17,114	18,261	6%
Manufacturing	2,917	10,969	13,886	4%
Transportation and Warehousing (cruise lines)	—	47,500	47,500	10%
Finance and Insurance	—	17,550	17,550	2%
Other	6,558	16,163	22,721	1%
Total C&I	10,622	124,033	134,655	2%
Bridge - franchise finance	20,797	24,816	45,613	8%
Total Commercial	$62,805	$574,592	$637,397	4%
For commercial borrowers, payment deferrals were generally deferrals of principal and/or interest payments for up to two periods of 90 days each. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date. CARES Act modifications represent longer-term modifications and most commonly have taken the form of 9 to 12 month interest only periods. The majority of loan modifications or deferrals and payment deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.
The following table presents additional information, as of December 31, 2020, about loan portfolio sub-segments that, in light of the COVID-19 pandemic, were identified for enhanced monitoring (dollars in thousands):

	December 31, 2020
	Amortized Cost	Percent of Total Loans	Non-Performing	Special Mention	Substandard Accruing
Retail - CRE	$1,368,969	5.7%	$16,566	$86,935	$284,638
Retail - C&I	297,991	1.2%	8,445	11,434	42,565
Bridge - franchise finance	549,733	2.3%	45,028	71,593	242,234
Hotel	621,592	2.6%	35,390	68,413	400,468
Airlines and aviation authorities	119,926	0.5%	—	34,508	42,755
Cruise line	70,811	0.3%	—	—	70,811
	$3,029,022	12.6%	$105,429	$272,883	$1,083,471
At December 31, 2020, 79% of commercial loans on deferral or modified due to the COVID-19 pandemic and 55% of criticized and classified assets were in the above portfolio sub-segments.
Retail Exposure in the CRE Portfolio
The predominant collateral types supporting this sub-segment include both anchored and unanchored suburban and urban retail properties, some single tenant properties as well as some mixed-use properties in New York City with a significant retail component. We have no significant large shopping mall or "big box" exposure. The weighted average LTV for this sub-segment is 61% and 79% has LTVs less than 65%, based on the most recently available information.
Retail Exposure in the C&I Portfolio
This is a well-diversified sub-segment by industry. The largest exposure is to gas stations, generally with convenience stores, representing $87 million, or 29% of the sub-segment. 68% of loans in this sub-segment are collateralized by owner-occupied real estate.

Bridge - Franchise Finance
The following table presents the franchise portfolio by concept at December 31, 2020:

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$62,795	11.4%
Dunkin' Donuts	28,272	5.1%
Popeyes	27,854	5.1%
Jimmy John's	19,899	3.6%
Domino's	18,218	3.3%
Other	169,320	30.9%
	326,358	59.4%
Non-restaurant concepts:
Planet Fitness	$98,057	17.8%
Orange Theory Fitness	85,015	15.5%
Other	40,303	7.3%
	223,375	40.6%
	$549,733	100.0%
Hotel
Many hotels are experiencing significant disruption in revenue due to social distancing measures arising from the pandemic. The weighted average LTV for this sub-segment is 65% and 55% has LTVs less than 65%, based on the most recent information available. The majority of our hotel exposure is in Florida at 74%, followed by 16% in New York. This sub-segment includes $62 million in SBA loans. All but one of our hotel collateral properties have now re-opened for business.
Airlines and Aviation Authorities
These borrowers have directly benefited from government relief programs enacted in response to the COVID-19 pandemic.
Operating Lease Equipment, net
Six operating leases with a carrying value of assets under lease totaling $40 million, all of which were exposures to the energy industry, were internally risk rated substandard at December 31, 2020. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. During the years ended December 31, 2020 and 2019,impairment charges recognized related to operating lease equipment were not material.
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
Bridge had exposure to the energy industry of $329 million at December 31, 2020. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $279 million. The remaining energy exposure, totaling approximately $50 million was comprised of loans and direct or sales type finance leases.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at December 31, 2020:

FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2020. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At December 31, 2020, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 8% second homes and 11% investment properties.
1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $66 million at both December 31, 2020 and 2019. The amount of these loans 90 days or more past due was $9.2 million and $11.1 million at December 31, 2020 and 2019, respectively. Delinquency statistics as of December 31, 2020 may not be fully reflective of the impact of the COVID-19 pandemic on residential borrowers due to payment deferral programs. Loans on deferral that are in compliance with the terms of the deferral program are not reported as delinquent.

At December 31, 2020, $525 million of residential loans, excluding government insured loans, had been granted an initial short term payment deferral. At December 31, 2020, $156 million or 2% of the 1-4 single family residential loans, excluding government insured residential loans, were under short-term deferral or modified due to the COVID-19 pandemic. The following table presents information about residential loans granted payment deferrals as a result of the COVID-19 pandemic as of December 31, 2020, excluding government insured residential loans (dollars in thousands):

		Loans That Have Rolled Off of Short-Term Deferral
Loans Still Under Short-Term Deferral		Paying as Agreed		Not Resumed Regular Payments
Balance	% of Loans Initially Granted Short-Term Deferral(1)	Balance	% of Loans Rolled Off Short-Term Deferral	Balance	% of Loans Rolled Off Short-Term Deferral
$144,189	27%	$362,376	95%	$18,949	5%

(1)    Includes $23 million of loans continuing to make payments
For residential borrowers, relief has typically initially taken the form of 90 day payment deferrals, with deferred payments due at the end of the 90 day period. At the end of the initial 90 day deferral period, residential borrowers may either (i) make all payments due, (ii) be granted an additional deferral period or (iii) enter into a modification or repayment plan.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs or CARES Act modifications and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding PCD loans for which management has a reasonable basis for an expectation about future cash flows and government insured residential loans, and (iii) OREO and repossessed assets.
The following table and charts summarize the Company's non-performing loans and non-performing assets at December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$26,842	$18,877
Other consumer loans	1,986	17
Total residential and other consumer loans	28,828	18,894
Commercial:
Multi-family	24,090	6,138
Non-owner occupied commercial real estate	64,017	40,097
Construction and land	4,754	3,191
Owner occupied commercial real estate	23,152	27,141
Commercial and industrial	54,584	74,757
Bridge - franchise finance	45,028	13,631
Bridge - equipment finance	—	20,939
Total commercial loans	215,625	185,894
Total non-perfoming loans	244,453	204,788
OREO and repossessed assets	3,138	3,897
Total non-performing assets	$247,591	$208,685

Non-performing loans to total loans (1)	1.02%	0.88%
Non-performing assets to total assets (1)	0.71%	0.63%
ACL to total loans	1.08%	0.47%
ACL to non-performing loans	105.26%	53.07%
Net charge-offs to average loans	0.26%	0.05%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $51.3 million or 0.22% of total loans and 0.15% of total assets, at December 31, 2020; compared to $45.7 million or 0.20% of total loans and 0.14% of total assets, at December 31, 2019.

The following chart presents trends in non-performing loans and non-performing assets:
The following chart presents trends in non-performing loans by portfolio sub-segment (in millions):

$244
$205
$62
$14
$21
$65
$6
$18
$19
$67
$45
$43
$24
$36
$29
December 31, 2019
December 31, 2020
Residential
CRE
Multifamily
C&I
Equipment
Franchise
SBA
Total

The ultimate impact of the COVID-19 pandemic on non-performing asset levels may be delayed in the near-term due to government assistance and loan deferral programs.
Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $562 million and $529 million at December 31, 2020 and 2019, respectively. Increases in the ratios of the ACL to total loans and the ACL to non-performing loans at December 31, 2020 compared to December 31, 2019 are attributable to the adoption of CECL effective January 1, 2020 and the impact on the provision for credit losses recorded during the year ended December 31, 2020 of changes in economic conditions, our economic forecast and borrower financial performance related to COVID-19.
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
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs. Additionally, section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, effectively suspended the guidance related to TDRs codified in ASC 310-40 until the earlier of January 1, 2022 or sixty days after the date of the suspension of the declared state of emergency related to the COVID-19 pandemic. All of the COVID-19 related deferrals the Company has granted to date that fall under these provisions have not been categorized as TDRs. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further discussion.
The following table summarizes loans that had been modified in TDRs at December 31, 2020 and 2019 (dollars in thousands):

	2020			2019
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	342	$57,017	$94	361	$57,117	$12
Commercial	25	55,515	15,630	25	56,736	6,311
	367	$112,532	$15,724	386	$113,853	$6,323

(1)    Includes 326 government insured residential loans modified in TDRs totaling $52.8 million at December 31, 2020; and 346 government insured residential loans modified in TDRs totaling $53.4 million at December 31, 2019.
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
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complies with interagency guidance and the CARES Act under which we have provided temporary relief, and in some cases longer term modifications, on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further details about COVID-19 related payment deferrals. Under the inter-agency guidance and consistent with the CARES Act, deferrals or modifications related to COVID-19 will generally not be categorized as TDRs. Loans subject to these temporary deferrals or modifications, if in compliance with the contractual terms of the deferral or modification agreements, will typically not be reported as past due or classified as non-accrual during the deferral period.
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. There remains a high level of uncertainty around the impact the COVID-19 crisis will have on the economy broadly, and on our borrowers specifically. In light of this uncertainty, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, and in loan portfolio composition, as well as circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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

The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (in thousands). For the years ended December 31, 2020, the ACL was estimated using the CECL methodology. For the years ended December 31, 2019 and 2018, prior to the adoption of ASU 2016-13, an incurred loss methodology was used.

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2017	$10,720	$23,994	$40,622	$3,004	$13,611	$41,912	$572	$3,305	$7,055	$144,795
Provision for (recovery of) credit losses	1,032	(16,595)	(10,331)	(1,547)	(22)	48,505	303	2,077	2,503	25,925
Charge-offs	(1,465)	—	(184)	(79)	(6,472)	(58,884)	—	—	—	(67,084)
Recoveries	501	—	151	—	2,682	2,783	—	178	—	6,295
Balance at December 31, 2018	10,788	7,399	30,258	1,378	9,799	34,316	875	5,560	9,558	109,931
Provision for (recovery of) credit losses	154	(2,375)	(4,402)	(538)	(1,770)	15,130	(155)	5,367	(2,507)	8,904
Charge-offs	—	—	(2,762)	(76)	(827)	(12,112)	—	(1,764)	—	(17,541)
Recoveries	212	—	146	—	864	6,151	—	—	4	7,377
Balance at December 31, 2019	11,154	5,024	23,240	764	8,066	43,485	720	9,163	7,055	108,671
Impact of adoption of ASU 2016-13	8,098	(780)	(13,442)	1,854	23,240	8,841	(309)	(133)	(64)	27,305
Balance at January 1, 2020	19,252	4,244	9,798	2,618	31,306	52,326	411	9,030	6,991	135,976
Provision for (recovery of) credit losses	(556)	38,225	59,200	667	(1,463)	35,390	(107)	44,976	6,009	182,339
Charge-offs	(31)	(2,643)	(7,681)	—	(1,178)	(33,188)	—	(18,125)	(6,756)	(69,602)
Recoveries	54	2	190	—	132	7,669	—	450	113	8,610
Balance at December 31, 2020	$18,719	$39,827	$61,507	$3,284	$28,797	$62,197	$304	$36,331	$6,357	$257,323

Net Charge-offs to Average Loans
2018	0.02%	—%	—%	0.03%	0.19%	1.29%	—%	(0.04)%	—%	0.28%
2019	—%	—%	0.05%	0.03%	—%	0.12%	—%	0.31%	—%	0.05%
2020	—%	0.14%	0.15%	—%	0.05%	0.42%	—%	2.86%	1.13%	0.26%

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	December 31, 2020		January 1, 2020 (1)		December 31, 2019
	Total	%(2)	Total	%(2)	Total	%(2)
Residential portfolio segment	$18,719	26.6%	$19,252	24.5%	$11,154	24.5%

Multi-family	39,827	6.9%	4,244	9.6%	5,024	9.6%
Non-owner occupied commercial real estate	61,507	20.8%	9,798	21.7%	23,240	21.7%
Construction and land	3,284	1.2%	2,618	1.1%	764	1.1%
CRE portfolio sub-segment	104,618		16,660		29,028

Owner occupied commercial real estate	28,797	8.4%	31,306	8.9%	8,066	8.9%
Commercial and industrial	62,197	27.2%	52,326	23.4%	43,485	23.4%
Pinnacle	304	4.6%	411	5.2%	720	5.2%
Bridge - franchise finance	36,331	2.3%	9,030	2.6%	9,163	2.6%
Bridge - equipment finance	6,357	2.0%	6,991	3.0%	7,055	3.0%
Commercial portfolio sub-segment	133,986		100,064		68,489
	$257,323	100.0%	$135,976	100.0%	$108,671	100.0%

(1)Adoption date of ASU 2016-13.
(2)Represents percentage of loans receivable in each category to total loans receivable.

The following table shows the distribution of the ACL as a percentage of loans at the dates indicated:

	December 31, 2020	January 1, 2020 (1)	December 31, 2019
Residential portfolio segment	0.29%	0.34%	0.20%
Commercial:
Commercial real estate	1.52%	0.22%	0.39%
Commercial and industrial	1.07%	1.12%	0.69%
Pinnacle	0.03%	0.03%	0.06%
Bridge - franchise finance	6.62%	1.44%	1.46%
Bridge - equipment finance	1.34%	1.02%	1.03%
Total commercial	1.36%	0.67%	0.56%
	1.08%	0.59%	0.47%

(1)Adoption date of ASU 2016-13.
Significant offsetting factors contributing to the change in the ACL during the year ended December 31, 2020 are depicted in the chart below (in millions):

Net Portfolio Migration
$115.1
Net Charge-Offs
Change in Qualitative Overlay
$19.0
$257.3
$(61.0)
• Exacerbated by COVID-19
• Additional qualitative overlay for borrowers impacted by COVID-19
Economic Forecast
$61.4
Assumption Changes
$(6.2)
• Risk rating migration
• Changes in specific reserves
Impact of adoption of ASU 2016-13
$27.3
Portfolio Changes
$(7.0)
• Updates to behavioral assumptions about residential loans with payment deferrals
• Updates to assumptions about expected prepayments
$108.7
• Current market adjustment
• Changes to forward path of economic forecast
• New loans
• Exits/runoff
• Portfolio seasoning
12/31/2019
2
3
4
5
6
7
8
12/31/2020
% of Total Loans
0.47%
1.08%

Changes in the ACL upon initial adoption of ASU 2016-13
ASU 2016-13 was adopted effective January 1, 2020, increasing the ACL by $27.3 million. Overall, the change in methodology resulted in increased reserves due to the transition to a lifetime expected loss model from an incurred loss model. However, as noted in the table above, there are certain portfolio segments, most notably CRE, where the reserve decreased. This was mainly driven by the use of quantitative models to estimate the ACL using a methodology tailored more specifically to loans in the Company's portfolio under CECL, instead of the peer group historical loss rates utilized under the prior incurred loss model. Certain qualitative factors were also removed, as their impact was captured in the quantitative estimate under CECL.
Changes in the ACL subsequent to the adoption of ASU 2016-13
The increase in the ACL from the date of adoption of CECL to December 31, 2020 is a direct result of the impact of the COVID-19 pandemic on current and forecasted economic conditions and on our borrowers specifically, as evidenced in risk rating migration of the portfolio.
In the aggregate, the ACL for the CRE portfolio sub-segment, including multi-family, non-owner occupied CRE and construction and land, increased by $88.0 million since the adoption of ASU 2016-13, from 0.22% to 1.52% of loans, and the ACL on the franchise portfolio increased by $27.3 million, from 1.44% of loans to 6.62% of loans. These increases were driven primarily by changes in the economic forecast and risk rating migration reflecting the impact of the COVID-19 pandemic. The ACL for owner occupied commercial real estate and commercial and industrial loans, in the aggregate, increased by $7.4 million since the adoption of ASU 2016-13, while the ACL as a percentage of this segment decreased from 1.12% to 1.07%. This decrease was driven primarily by a larger concentration in loan classes that carry zero or nominal reserves such as PPP and mortgage warehouse loans. The ACL for the residential portfolio segment decreased by $0.5 million since the adoption of ASU 2016-13, from 0.34% to 0.29% of loans in the segment. This decrease was impacted by the increase in government insured residential loans, that carry zero reserves, and updates to certain assumptions.
The econometric models we use to estimate expected credit losses ingest a wide array of national, regional and MSA level economic variables and data points. Variables with the most significant impact on the commercial real estate model include unemployment, the CRE property forecast by property type, 10 year treasury yield, Baa corporate yield and real GDP growth. Those with the most significant impact on the commercial model results include a stock market volatility index, the S&P 500 index, unemployment and a variety of interest rates and spreads while those with the most significant impact on the residential model include HPI, unemployment, real GDP growth, and a 30 year mortgage rate.
Some of the data points informing the reasonable and supportable economic forecast used in estimating the ACL at December 31, 2020 were:
•National unemployment at 6.7% for the first quarter of 2021, stable through the end of 2021, and declining to 5.4% by the end of 2022;
•Annualized growth in GDP at 4% for the first quarter of 2021, increasing to 4.1% by the end of 2021, and 4.7% by the end of 2022;
•VIX trending down to stabilized levels through the forecast horizon; and
•S&P 500 stable near 3,500 through the reasonable and supportable forecast period.
For additional information about the ACL, see Note 4 to the consolidated financial statements.

Deposits
A further breakdown of deposits as of December 31, 2020 and 2019 is shown below:

The total amount of estimated uninsured deposits at December 31, 2020 and 2019, totaled $17.4 billion and $14.0 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $1.1 billion and $1.9 billion at December 31, 2020 and 2019, respectively. The following table shows scheduled maturities of uninsured time deposits as of December 31, 2020 (in thousands):

Three months or less	$483,904
Over three through six months	309,398
Over six through twelve months	329,135
Over twelve months	107,252
$1,229,689
See Note 6 to the consolidated financial statements for more information about the Company's deposits.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of December 31, 2020 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2021 - One month or less	$795,000	0.25%
2021 - Over one month	2,226,000	0.54%
Thereafter	100,000	0.41%
	$3,121,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow and fair value hedges have on the duration of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on or the fair value of FHLB advances included in the table above, as of December 31, 2020 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2021	$1,465,000	2.22%
2022	210,000	2.48%
2023	255,000	2.35%
2024	110,000	2.54%
2025	175,000	2.39%
Thereafter	556,000	2.90%
Cash flow hedges	2,771,000	2.41%
Fair value hedges maturing in 2021	250,000
Total interest rate swaps designated as cash flow or fair value hedges	$3,021,000
The Bank utilizes federal funds purchased to manage the daily cash position.
See Note 7 to the consolidated financial statements for more information about the Company's FHLB advances and notes. Additionally, see Note 10 to the consolidated financial statements for more information about derivative instruments the Company uses to manage interest rate risk.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2020 and 2019, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. The Company has elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. See Note 13 to the consolidated financial statements for more information about the Company's and the Bank's regulatory capital ratios.
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
We have an active shelf registration statement on file with the SEC that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions. We demonstrated our ability to successfully access the capital markets during a period of stress when, in the second quarter of 2020, we augmented our regulatory Tier 2 capital with a $300 million issuance of subordinated notes.
In 2020, the Company repurchased approximately 3.3 million shares of its common stock for an aggregate purchase price of $101 million, at a weighted average price of $30.36 per share. The Company temporarily suspended the share repurchase program on March 16, 2020; and on January 20, 2021, the Company’s Board of Directors reinstated the share repurchase program. Authorization to repurchase up to approximately $44.9 million in shares of its outstanding common stock remained under the share repurchase program at the date of the reinstatement. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the economic environment and level of economic uncertainty including as related to the COVID-19 pandemic, the Company’s capital position and amount of retained earnings, regulatory requirements, stress testing results, and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. For the years ended December 31, 2020, 2019 and 2018 net cash provided by operating activities was $864 million, $636 million, and $824 million respectively.
The onset of the COVID-19 pandemic led to dislocation and volatility in funding and capital markets and evoked widespread concerns about the ongoing functioning of those markets, the availability of liquidity and the economy generally. In response, the Federal Reserve reduced its benchmark interest rate to a target level of 0 - 0.25% and has maintained it at that level to date, actively adjusted the size of its overnight and term repurchase agreement operations, reduced reserve requirements to zero and the cost of discount window borrowings, encouraged banks to utilize the discount window and committed to purchasing large amounts of U.S. Treasury securities and MBS. The U.S. government has announced an unprecedented variety of additional stimulus and measures to support markets, the flow of credit, and systemic liquidity. These include the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Municipal Liquidity Facility, the Main Street New Loan Facility, the Main Street Expanded Loan Facility, Paycheck Protection Program loans, the PPPLF, the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Money Market Mutual Fund Liquidity Facility. These actions appear to have been effective in stabilizing market liquidity.
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
Available liquidity includes cash, borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window, Federal Funds lines of credit and unpledged agency securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, and cash flow from the Bank's amortizing securities and loan portfolios. In the near-term, cash flows from the loan portfolio may be reduced as a result of temporary payment deferrals granted to borrowers. This has not to date and we do not currently expect it to materially impact our liquidity position. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans. Since the onset of the COVID-19 pandemic, we have not experienced unusual deposit outflows or volatility; we have, in fact experienced growth in deposits. Credit line usage, which we have monitored regularly since the onset of COVID-19, never significantly exceeded and is currently below our trailing three year average. Our available liquidity may also change as the FHLB and Federal Reserve Bank reprice our collateral in the normal course of business based on ongoing quarterly valuations. Based on our internal analysis, we do not expect the impact to be material to our overall liquidity position.
The ALCO policy has established several measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. In light of the COVID-19 situation, we have enhanced the frequency and extent of liquidity monitoring and reporting.
The ALCO policy establishes limits for the ratio of available liquidity to volatile liabilities, the ratio of wholesale funding to total assets, the ratio of brokered deposits to total deposits and a government backed securities holding ratio, measured as the ratio of U.S. Government backed securities to total securities. At December 31, 2020 BankUnited was in compliance with all of these ALCO policy limits.
An additional primary measure of liquidity monitored by management is the 30-day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. ALCO policy thresholds stipulate that BankUnited’s liquidity is considered acceptable if the 30-day total liquidity ratio exceeds 100%. At December 31, 2020, BankUnited’s 30-day total liquidity ratio was 234%. Management also monitors a one-year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At December 31, 2020, BankUnited’s one-year liquidity ratio was 312%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of FHLB advances to total funding, concentrations of large deposits, a measure of on balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. The Company also has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios, generally by policy plus and minus 100, 200, 300 and 400 basis points, are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At December 31, 2020, the most likely rate scenario assumes that all indices are floored at 0%. We did not apply the falling rate scenarios at December 31, 2020 due to the low level of current interest rates. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at December 31, 2020 and 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at December 31, 2020 - increase:
In year 1	N/A	2.9%	3.9%	3.2%	1.9%
In year 2	N/A	5.0%	7.8%	9.0%	9.5%
Model Results at December 31, 2019 - increase (decrease):
In year 1	(1.1)%	1.0%	0.1%	(2.1)%	(5.1)%
In year 2	(4.8)%	4.6%	7.2%	8.7%	9.4%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates at December 31, 2020 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at December 31, 2020 and 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at December 31, 2020 - increase (decrease):	N/A	0.8%	(2.0)%	(6.1)%	(10.0)%
Model Results at December 31, 2019 - decrease:	(1.5)%	(0.7)%	(3.1)%	(6.2)%	(9.7)%
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
Derivative Financial Instruments
Interest rate swaps and caps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At December 31, 2020, outstanding interest rate swaps and caps designated as cash flow hedges had an aggregate notional amount of $2.9 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $250 million. At December 31, 2020, the aggregate fair value of interest rate swaps and caps designated as cash flow hedges included in other assets and other liabilities was $0.5 million and $6.0 million respectively.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.3 billion at December 31, 2020. The aggregate fair value of these interest rate swaps and caps included in other assets was $123.3 million and the aggregate fair value included in other liabilities was $38.5 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.

See Note 10 to the consolidated financial statements for additional information about derivative financial instruments.
Off-Balance Sheet Arrangements
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon
For more information on commitments, see Note 15 to the consolidated financial statements.
Contractual Obligations
The following table contains supplemental information regarding our significant outstanding contractual obligations, including interest to be paid on FHLB advances, long-term borrowings and time deposits, as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposits	$4,820,580	$4,668,023	$135,746	$16,811	$—
FHLB Advances	3,137,079	3,033,773	810	810	101,686
4.875% Senior Notes due 2025	497,500	19,500	39,000	439,000	—
5.125% Senior Notes due 2030	446,063	15,375	30,750	30,750	369,188
Operating lease obligations	116,231	22,479	35,100	25,059	33,593
Finance lease obligations	45,889	4,080	6,916	6,874	28,019
	$4,242,762	$3,095,207	$112,576	$502,493	$532,486
Non-GAAP Financial Measures
PPNR is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses and the ability of the Company to generate earnings sufficient to cover estimated credit losses, particularly in view of the adoption of the CECL accounting methodology, which may impact comparability of operating results to prior periods. This measure also provides a meaningful basis for comparison to other financial institutions and is a measure frequently cited and requested by investors. The following table reconciles the non-GAAP financial measurement of PPNR to the comparable GAAP financial measurement of income before income taxes for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Income before income taxes (GAAP)	$249,359	$403,996
Plus: Provision for credit losses	178,431	8,904
PPNR (non-GAAP)	$427,790	$412,900

Recurring operating expenses is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in comparing current period results to prior periods and in interpreting trends in operational costs, particularly in light of our BankUnited 2.0 initiative. The following table reconciles the non-GAAP financial measurement of recurring operating expenses to the comparable GAAP financial measurement of total non-interest expense for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Total non-interest expense (GAAP)	$457,189	$487,089	740,540
Less:
Amortization of FDIC indemnification asset	—	—	(261,763)
Depreciation of operating lease equipment	(49,407)	(48,493)	(40,025)
Loss on debt extinguishment	—	(3,796)	—
Costs incurred directly related to implementation of BankUnited 2.0	(1,188)	(14,802)	(1,899)
COVID-19 expenses	(4,758)	—	—
Recurring operating expenses (non-GAAP)	$401,836	$419,998	$436,853

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

	2020	2019	2018	2017	2016
Total stockholders’ equity	$2,983,012	$2,980,779	$2,923,833	$3,026,062	$2,418,429
Less: goodwill and other intangible assets	77,637	77,674	77,718	77,796	78,047
Tangible stockholders’ equity	$2,905,375	$2,903,105	$2,846,115	$2,948,266	$2,340,382

Common shares issued and outstanding	93,067,500	95,128,231	99,141,374	106,848,185	104,166,945

Book value per common share	$32.05	$31.33	$29.49	$28.32	$23.22

Tangible book value per common share	$31.22	$30.52	$28.71	$27.59	$22.47

Total assets	$35,010,493	$32,871,293	$32,164,326	$30,346,986	$27,880,151
Less: goodwill and other intangible assets	77,637	77,674	77,718	77,796	78,047
Tangible assets	$34,932,856	$32,793,619	$32,086,608	$30,269,190	$27,802,104

Equity to assets ratio	8.52%	9.07%	9.09%	9.97%	8.67%

Tangible common equity to tangible assets ratio	8.32%	8.85%	8.87%	9.74%	8.42%

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BankUnited, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments –Credit Losses.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for credit losses for commercial loans
As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company adopted ASU No. 2016‑13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 and December 31, 2020 was $136 million and $257 million, respectively, a portion of both which related to the allowance for credit losses on commercial loans evaluated on a collective basis, excluding loans estimated using a weighted average remaining maturity method (the January 1, 2020 commercial ACL and the December 31, 2020 commercial ACL, collectively the commercial ACL). The Company estimated the commercial ACL using a current expected credit losses methodology which is based on relevant information about historical losses, current conditions, and reasonable and supportable forecasts of economic conditions that affect the collectability of the commercial loan balances. The commercial ACL estimate incorporates a reasonable and supportable economic forecast through the use of an externally developed macroeconomic scenario. The commercial ACL is estimated using estimates of probability of default (PD) and loss given default (LGD) conditioned on the reasonable and supportable forecast based on a single economic scenario (the quantitative models). The PDs and LGDs determined based on pool level characteristics are applied to estimated exposure at default, considering the contractual term and payment structure of loans, adjusted for expected prepayments, to estimate expected losses. After the reasonable and supportable forecast period, the models effectively revert to long‑term mean losses on a straight‑line basis over 12 months. Qualitative adjustments are made to the commercial ACL to reflect factors impacting expected credit losses not taken into account by the quantitative calculations.
We identified the assessment of the January 1, 2020 commercial ACL and the December 31, 2020 commercial ACL estimates as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the commercial ACL estimates due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial ACL methodology, including the methods and models used to estimate the PD and LGD and their significant assumptions. Such significant assumptions included segmentation of loans based on pool level characteristics, relevance of the historical loss information used, economic forecast, the reasonable and supportable forecast period, the reversion period, and prepayment assumptions. The assessment also included the evaluation of the qualitative adjustments and their significant assumptions, including information about loan portfolio credit risk indicators not captured in the quantitative models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the commercial ACL estimates, including controls over the:
•development of the commercial ACL methodology
•application of the quantitative models
•model governance of the quantitative models used to estimate the commercial ACL as of December 31, 2020
•identification and determination of the significant assumptions used in the quantitative models
•development of the qualitative adjustments including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the allowance for credit losses on loans results, trends, and ratios.
We evaluated the Company’s process to develop the commercial ACL estimates by testing the quantitative models and the related assumptions and data elements that the Company used, and considered the relevance and reliability of such models, assumptions and data elements, including assessing the economic forecast scenario through comparison to publicly available forecasts. We performed ratio and trend analysis over key ratios and peer comparison information relevant to the commercial ACL estimates. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s commercial ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the quantitative models by comparing them to relevant Company‑specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the quantitative models by inspecting model documentation to determine whether the models are suitable for their intended use
•evaluating the judgment used by management in selecting the economic forecast scenario by comparing it to the Company’s business environment and relevant industry practices
•evaluating the relevance of the historical loss information used by comparing to specific portfolio risk characteristics and trends
•evaluating the methodology used to incorporate a prepayment assumption into the commercial ACL and the reasonableness of historical data used in development of the prepayment assumption by comparing to specific portfolio risk characteristics and trends

•testing the reasonable and supportable forecast period to evaluate the length of the period by comparing to specific portfolio risk characteristics and trends
•evaluating the methodology and assumptions used to develop the qualitative adjustments and the effect of those adjustments compared with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 commercial ACL and the December 31, 2020 commercial ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/KPMG LLP

We have served as the Company's auditor since 2009.
Miami, Florida
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BankUnited, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited BankUnited, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/KPMG LLP
Miami, Florida
February 26, 2021

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks:
Non-interest bearing	$20,233	$7,704
Interest bearing	377,483	206,969
Cash and cash equivalents	397,716	214,673
Investment securities (including securities recorded at fair value of $9,166,683 and $7,759,237)	9,176,683	7,769,237
Non-marketable equity securities	195,865	253,664
Loans held for sale	24,676	37,926
Loans	23,866,042	23,154,988
Allowance for credit losses	(257,323)	(108,671)
Loans, net	23,608,719	23,046,317
Bank owned life insurance	294,629	282,151
Operating lease equipment, net	663,517	698,153
Goodwill and other intangible assets	77,637	77,674
Other assets	571,051	491,498
Total assets	$35,010,493	$32,871,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,008,838	$4,294,824
Interest bearing	3,020,039	2,130,976
Savings and money market	12,659,740	10,621,544
Time	4,807,199	7,347,247
Total deposits	27,495,816	24,394,591
Federal funds purchased	180,000	100,000
FHLB advances	3,122,999	4,480,501
Notes and other borrowings	722,495	429,338
Other liabilities	506,171	486,084
Total liabilities	32,027,481	29,890,514

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 93,067,500 and 95,128,231 shares issued and outstanding	931	951
Paid-in capital	1,017,518	1,083,920
Retained earnings	2,013,715	1,927,735
Accumulated other comprehensive loss	(49,152)	(31,827)
Total stockholders' equity	2,983,012	2,980,779
Total liabilities and stockholders' equity	$35,010,493	$32,871,293

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest income:
Loans	$864,175	$981,408	$1,198,241
Investment securities	193,856	280,560	233,091
Other	9,578	19,902	17,812
Total interest income	1,067,609	1,281,870	1,449,144
Interest expense:
Deposits	199,980	385,180	284,563
Borrowings	115,871	143,905	114,488
Total interest expense	315,851	529,085	399,051
Net interest income before provision for credit losses	751,758	752,785	1,050,093
Provision for credit losses	178,431	8,904	25,925
Net interest income after provision for credit losses	573,327	743,881	1,024,168
Non-interest income:
Deposit service charges and fees	16,496	16,539	14,412
Gain on sale of loans, net	13,170	12,119	15,864
Gain on investment securities, net	17,767	21,174	3,159
Lease financing	59,112	66,631	61,685
Other non-interest income	26,676	30,741	36,902
Total non-interest income	133,221	147,204	132,022
Non-interest expense:
Employee compensation and benefits	217,156	235,330	254,997
Occupancy and equipment	48,237	56,174	55,899
Amortization of FDIC indemnification asset	—	—	261,763
Deposit insurance expense	21,854	16,991	18,984
Professional fees	11,708	20,352	16,539
Technology and telecommunications	58,108	47,509	35,136
Depreciation of operating lease equipment	49,407	48,493	40,025
Other non-interest expense	50,719	62,240	57,197
Total non-interest expense	457,189	487,089	740,540
Income before income taxes	249,359	403,996	415,650
Provision for income taxes	51,506	90,898	90,784
Net income	$197,853	$313,098	$324,866
Earnings per common share, basic	$2.06	$3.14	$3.01
Earnings per common share, diluted	$2.06	$3.13	$2.99

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2020	2019	2018

Net income	$197,853	$313,098	$324,866
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	46,045	37,616	(57,041)
Reclassification adjustment for net securities gains realized in income	(10,431)	(13,625)	(4,486)
Net change in unrealized gain on securities available for sale	35,614	23,991	(61,527)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(87,402)	(58,760)	3,981
Reclassification adjustment for net (gains) losses realized in income	34,463	(1,931)	(1,469)
Net change in unrealized losses on derivative instruments	(52,939)	(60,691)	2,512
Other comprehensive loss	(17,325)	(36,700)	(59,015)
Comprehensive income	$180,528	$276,398	$265,851

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$197,853	$313,098	$324,866
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(28,246)	(37,319)	(86,549)
Provision for credit losses	178,431	8,904	25,925
Gain on sale of loans, net	(13,170)	(12,119)	(15,864)
Gain on investment securities, net	(17,767)	(21,174)	(3,159)
Equity based compensation	20,367	23,367	23,137
Depreciation and amortization	72,508	72,425	64,268
Deferred income taxes	(27,586)	24,529	67,778
Proceeds from sale of loans held for sale	610,623	412,034	268,589
Loans originated for sale, net of repayments	(26,196)	(86,568)	(155,974)
Other:
(Increase) decrease in other assets	(33,383)	17,749	229,109
Increase (decrease) in other liabilities	(69,266)	(79,220)	82,126
Net cash provided by operating activities	864,168	635,706	824,252

Cash flows from investing activities:
Purchase of investment securities	(4,208,597)	(3,896,234)	(4,138,994)
Proceeds from repayments and calls of investment securities	1,352,788	1,370,584	1,533,951
Proceeds from sale of investment securities	1,503,498	2,975,259	1,030,810
Purchase of non-marketable equity securities	(134,938)	(411,825)	(308,126)
Proceeds from redemption of non-marketable equity securities	192,737	425,213	307,063
Purchases of loans	(3,157,659)	(2,197,484)	(1,308,772)
Loan originations, repayments and resolutions, net	1,819,139	477,805	404,769
Proceeds from sale of loans, net	48,721	265,582	544,745
Proceeds from sale of operating lease equipment	5,310	19,269	52,134
Proceeds from sale of residential MSRs	—	—	34,573
Acquisition of operating lease equipment	(19,597)	(63,786)	(190,500)
Other investing activities	(22,117)	(39,879)	(3,184)
Net cash used in investing activities	(2,620,715)	(1,075,496)	(2,041,531)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Net increase in deposits	3,101,225	920,368	1,595,744
Net (decrease) increase in federal funds purchased	80,000	(75,000)	175,000
Additions to FHLB and PPPLF borrowings	3,857,000	4,512,000	4,647,000
Repayments of FHLB and PPPLF borrowings	(5,217,000)	(4,827,000)	(4,622,000)
Proceeds from issuance of notes, net	293,858	—	—
Dividends paid	(86,522)	(84,083)	(91,305)
Exercise of stock options	19,611	5,817	7,727
Repurchase of common stock	(100,972)	(154,030)	(299,972)
Other financing activities	(7,610)	(25,682)	(7,424)
Net cash provided by financing activities	1,939,590	272,390	1,404,770
Net increase (decrease) in cash and cash equivalents	183,043	(167,400)	187,491
Cash and cash equivalents, beginning of period	214,673	382,073	194,582
Cash and cash equivalents, end of period	$397,716	$214,673	$382,073

Supplemental disclosure of cash flow information:
Interest paid	$336,991	$518,856	$387,801
Income taxes paid (refunded), net	$8,637	$229	$(288,267)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$4,170	$3,211	$9,709
Transfers from loans to loans held for sale	$602,198	$536,227	$108,503
Transfers from loans held for sale to loans	$—	$19,716	$—
Dividends declared, not paid	$22,309	$20,775	$21,673
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$—	$4,710

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Balance at January 1, 2018	106,848,185	1,068	1,498,227	1,462,879	63,888	3,026,062
Comprehensive income	—	—	—	324,866	(59,015)	265,851
Dividends ($0.84 per common share)	—	—	—	(89,923)	—	(89,923)
Equity based compensation	696,729	7	20,640	—	—	20,647
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(252,091)	(3)	(6,556)	—	—	(6,559)
Exercise of stock options	291,689	3	7,724	—	—	7,727
Repurchase of common stock	(8,443,138)	(84)	(299,888)	—	—	(299,972)
Balance at December 31, 2018	99,141,374	991	1,220,147	1,697,822	4,873	2,923,833
Comprehensive income	—	—	—	313,098	(36,700)	276,398
Dividends ($0.84 per common share)	—	—	—	(83,185)	—	(83,185)
Equity based compensation	591,739	6	18,454	—	—	18,460
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(344,766)	(3)	(6,511)	—	—	(6,514)
Exercise of stock options	255,127	2	5,815	—	—	5,817
Repurchase of common stock	(4,485,243)	(45)	(153,985)	—	—	(154,030)
Balance at December 31, 2019	95,128,231	951	1,083,920	1,927,735	(31,827)	2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Balance at January 1, 2020	95,128,231	951	1,083,920	1,903,918	(31,827)	2,956,962
Comprehensive income	—	—	—	197,853	(17,325)	180,528
Dividends ($0.92 per common share)	—	—	—	(88,056)	—	(88,056)
Equity based compensation	759,983	8	19,550	—	—	19,558
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(230,537)	(2)	(4,617)	—	—	(4,619)
Exercise of stock options	735,400	7	19,604	—	—	19,611
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc., with total consolidated assets of $35.0 billion at December 31, 2020, is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through 70 banking centers located in 14 Florida counties and 4 banking centers in the New York metropolitan area. The Bank also provides certain commercial lending and deposit products through national platforms.
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
The most significant estimate impacting the Company's consolidated financial statements is the ACL.
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
Fair Value Measurements
Certain of the Company's assets and liabilities are reflected in the consolidated financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale, marketable equity securities, servicing rights and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent loans, OREO and other repossessed assets, loans held for sale, goodwill and impaired long-lived assets. These non-recurring fair value measurements typically involve lower-of-cost-or-market accounting or the measurement of impairment of certain assets.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a hierarchy that prioritizes inputs used to determine fair value measurements into three levels based on the observability and transparency of the inputs:
•Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2 inputs are observable inputs other than level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data.
•Level 3 inputs are unobservable inputs supported by limited or no market activity or data and inputs requiring significant management judgment or estimation.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity are classified as available-for-sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI, a separate component of stockholders' equity. Securities classified as available-for-sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes, changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities, using the level yield method. Premiums are amortized to the call date for callable securities. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. The Company's policy on the ACL related to debt securities is discussed below in the section entitled "Allowance for Credit Losses".
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
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, government insured residential mortgages, an insignificant amount of other consumer loans, multi-family, non-owner occupied commercial real estate, construction and land, owner-occupied commercial real estate, commercial and industrial and PPP loans, mortgage warehouse lines of credit and sales-type and direct financing leases. Loans are reported at amortized cost basis, net of the ACL.
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
December 31, 2020

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
Pursuant to inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs. Additionally, section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, effectively suspended the guidance related to TDRs codified in ASC 310-40 until the earlier of January 1, 2022 or sixty days after the date of the suspension of the declared state of emergency related to the COVID-19 pandemic. The Company has elected to apply the provisions of section 4013 to qualifying loan modifications, other than short-term payment deferrals of 6 months or less that are subject to the interagency guidance, that might otherwise be categorized as TDRs under ASC 310-40.
PCD assets
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

ACL
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
AFS securities will be charged off to the extent that there is no reasonable expectation of recovery of amortized cost basis. AFS securities will be placed on non-accrual status if the Company does not reasonably expect to receive interest payments in the future and interest accrued will be reversed against interest income. Securities will be returned to accrual status only when collection of interest is reasonably assured.
Loans
The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is adjusted through the provision for credit losses to the amount of amortized cost basis not expected to be collected, or in the case of PCD loans, the amount of UPB not expected to be collected, at the balance sheet date.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Loans are charged off against the ACL in the period in which they are deemed uncollectible and recoveries are credited to the ACL when received. Expected recoveries on loans previously charged off and expected to be charged-off, not to exceed the aggregate of amounts previously charged-off and expected to be charged-off, are included in the ACL estimate. For loans secured by residential real estate, an assessment of collateral value is made at no later than 120 days delinquency; any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Other consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when, in management's judgment, they are considered to be uncollectible.
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
For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans, and most commercial and commercial real estate loans, expected losses are estimated using econometric models. The models employ a factor based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate PD and LGD. Measures of PD for commercial loans incorporate current conditions through market cycle or credit cycle adjustments. For residential loans, the models consider FICO and adjusted LTVs. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default, considering the contractual term and payment structure of loans, adjusted for prepayments, to generate estimates of expected loss. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating if the most current financial information available is deemed not to be reflective of the borrowers' current financial condition. The ACL estimate incorporates a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios applied in the models. A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. Some of the more impactful include both current and forecasted unemployment rates, HPI, CRE property forecasts, stock market and market volatility indices, real GDP growth, and a variety of interest rates and spreads. The length of the reasonable and supportable forecast period is evaluated at each reporting period and adjusted if deemed necessary. Currently, the Company uses a 2-year reasonable and supportable forecast period in estimating the ACL. After the reasonable and supportable forecast periods, the models effectively revert to long-term mean losses on a straight-line basis over 12 months.
For certain less material portfolios including loans and leases to state and local government entities originated by Pinnacle, small balance commercial loans and consumer loans, the WARM method is used to estimate expected credit losses. Loss rates are applied to the exposure at default, after factoring in amortization and expected prepayments. For the Pinnacle portfolio, historical loss information is based on municipal historical default and recovery data, segmented by credit rating. For small

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

balance commercial loans, historical loss information is based on the Company's historical loss experience over a five year period. For consumer loans, historical loss information is based on peer data; this portfolio subsegment is not significant. All loss estimates are conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast. Expected credit losses for the funded portion of mortgage warehouse lines of credit are estimated based primarily on the Company's historical loss experience, conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast. Generally, given the nature of these loans, losses would be expected to manifest within a very short time period after origination.
The Company expects to collect the amortized cost basis of government insured residential loans and PPP loans due to the nature of the government guarantee, so the ACL is zero for these loans.
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
Collateral dependent loans
Collateral dependent loans are those for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not typically share similar risk characteristics with other loans and expected credit losses are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. Estimates of expected credit losses for collateral dependent loans, whether or not foreclosure is probable, are based on the fair value of the collateral, adjusted for selling costs when repayment depends on sale of the collateral. Due to immateriality, expected credit losses for collateral dependent commercial relationships with committed balances less than $1.0 million may be estimated collectively.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Accrued Interest Receivable
The Company has elected to present accrued interest receivable separate from the amortized cost basis of financial assets carried at amortized cost. The Company is applying the practical expedient provided in ASC 326 to exclude accrued interest receivable balances from tabular disclosures about financial assets carried at amortized cost. The Company generally does not estimate an ACL on accrued interest receivable balances since uncollectible accrued interest is timely written off in accordance with the Company's accounting policies for non-accrual loans. Under unusual circumstances, such as those presented by deferrals granted due to the COVID-19 pandemic, the Company evaluates whether its non-accrual policies continue to consistently provide for timely reversal of accrued interest receivable. If considered necessary, the Company records an allowance for uncollectible accrued interest receivable, determined using essentially the same methodologies used to estimate the ACL on the amortized cost basis of the related loans. The allowance is deducted from accrued interest receivable and presented within other assets on the consolidated balance sheets, distinct from the ACL. Changes in the ACL related to accrued interest receivable are included in the provision for credit losses.
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
Bank Owned Life Insurance
Bank owned life insurance is carried at cash surrender value. Changes in cash surrender value are recorded in non-interest income.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
OREO and Repossessed Assets
OREO and repossessed assets consists of real estate assets acquired through, or in lieu of, loan foreclosure and personal property acquired through repossession. Such assets are included in other assets in the accompanying consolidated balance sheets. These assets are held for sale and are initially recorded at estimated fair value less costs to sell, establishing a new cost basis. Subsequent to acquisition, periodic valuations are performed and the assets are carried at the lower of the carrying amount at the date of acquisition or estimated fair value less cost to sell. Significant property improvements are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining these assets are expensed as incurred.
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. The estimated useful lives of premises and equipment are as follows:
•buildings and improvements - 10 to 30 years;
•leasehold improvements - 5 to 20 years;
•furniture, fixtures and equipment - 5 to 7 years; and
•computer equipment - 3 to 5 years.
Software and CCA
Software and CCA are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which for CCA is based on the term of the associated hosting arrangements plus any reasonably certain renewals. Direct costs associated with developing or obtaining and implementing internal use software and hosting arrangements that are service contracts incurred during the application development stage are capitalized. The estimated useful lives of software, software licensing rights and CCA implementation costs range from 3 to 5 years.
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
Investments in Affordable Housing Limited Partnerships
The Company has acquired investments in limited partnerships that manage or invest in qualified affordable housing projects and provide the Company with low-income housing tax credits and other tax benefits. These investments are included in other assets in the accompanying consolidated balance sheets. The Company accounts for investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the amortization is recognized in the income statement as a component of income tax expense. The investments are evaluated for

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

impairment when events or changes in circumstances indicate that it may be more likely than not that the carrying amount of the investment will not be realized.
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
The fair value of unvested shares is generally based on the closing market price of the Company's common stock at the date of grant. Market conditions embedded in awards are reflected in the grant-date fair value of the awards.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Earnings per Common Share
Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards with non-forfeitable rights to dividends, whether paid or unpaid, and stand-alone dividend participation rights are considered participating securities and are included in the computation of basic earnings per common share using the two class method whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested stock awards using the treasury stock method. Contingently issuable shares are included in the calculation of earnings per common share as if the end of the respective period was the end of the contingency period.
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
December 31, 2020

Reclassifications
Certain amounts presented for prior periods have been reclassified to conform to the current period presentation.
New Accounting Pronouncements Adopted in 2020
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
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional relief for a limited period of time to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Under this ASU, companies are provided with optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that currently utilize LIBOR as their benchmark rate, subject to certain criteria being met. The amendments in the ASU also apply to contemporaneous modifications of other contract terms related to the replacement of LIBOR. The amendments in the ASU are effective for all entities as of March 12, 2020 and will only be in effect through December 31, 2022. To date, the impact of adoption of this ASU on the Company's consolidated financial position, results of operations, and cash flows has not been material.
ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU clarifies that certain optional expedients and exceptions provided for in ASU No. 2020-04 for applying GAAP to contract modifications and hedging relationships apply to derivatives that are affected by the discounting transition. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This ASU is effective immediately for all entities and it can be applied on a retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 22, 2020, or on a prospective basis beginning on January 7, 2021. The Company elected to adopt this ASU on a retrospective basis. To date, the impact of adoption of this ASU on the Company's consolidated financial position, results of operations, and cash flows has not been material.
Accounting Pronouncements Not Yet Adopted
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions stipulated in ASC 740 and making some other targeted changes to the accounting for income taxes. The Company adopted this ASU on January 1, 2021 with no material impact on the Company’s consolidated financial position, results of operations, and cash flows.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

c	2020	2019	2018
Basic earnings per common share:
Numerator:
Net income	$197,853	$313,098	$324,866
Distributed and undistributed earnings allocated to participating securities	(8,882)	(13,371)	(13,047)
Income allocated to common stockholders for basic earnings per common share	$188,971	$299,727	$311,819
Denominator:
Weighted average common shares outstanding	92,869,736	96,581,290	104,916,865
Less average unvested stock awards	(1,163,480)	(1,127,275)	(1,171,994)
Weighted average shares for basic earnings per common share	91,706,256	95,454,015	103,744,871
Basic earnings per common share	$2.06	$3.14	$3.01
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$188,971	$299,727	$311,819
Adjustment for earnings reallocated from participating securities	(123)	(175)	(195)
Income used in calculating diluted earnings per common share	$188,848	$299,552	$311,624
Denominator:
Weighted average shares for basic earnings per common share	91,706,256	95,454,015	103,744,871
Dilutive effect of stock options	24,608	202,890	332,505
Weighted average shares for diluted earnings per common share	91,730,864	95,656,905	104,077,376
Diluted earnings per common share	$2.06	$3.13	$2.99
Participating securities include unvested shares and 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in the first quarter of 2021 and participate in dividends on a one-for-one basis.
Potentially dilutive unvested shares and share units totaling 1,638,642, 1,050,455 and 1,463,607 were outstanding at December 31, 2020, 2019 and 2018, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$79,919	$1,307	$(375)	$80,851
U.S. Government agency and sponsored enterprise residential MBS	2,389,450	19,148	(3,028)	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	531,724	9,297	(1,667)	539,354
Private label residential MBS and CMOs	982,890	16,274	(561)	998,603
Private label commercial MBS(2)	2,514,271	24,931	(12,848)	2,526,354
Single family rental real estate-backed securities	636,069	14,877	(58)	650,888
Collateralized loan obligations	1,148,724	285	(8,735)	1,140,274
Non-mortgage asset-backed securities	246,597	6,898	(234)	253,261
State and municipal obligations	213,743	21,966	—	235,709
SBA securities	233,387	2,093	(3,935)	231,545
	8,976,774	$117,076	$(31,441)	9,062,409
Investment securities held to maturity	10,000			10,000
	$8,986,774			9,072,409
Marketable equity securities				104,274
				$9,176,683

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
(2)Amortized cost is net of ACL totaling $0.4 million at December 31, 2020.
Investment securities held to maturity at December 31, 2020 and 2019 consisted of one State of Israel bond maturing in 2024. At December 31, 2020 and 2019 accrued interest receivable on investments totaled $17 million and $28 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At December 31, 2020, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$913,305	$922,531
Due after one year through five years	5,415,656	5,441,360
Due after five years through ten years	2,137,170	2,180,434
Due after ten years	510,643	518,084
	$8,976,774	$9,062,409
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.1 billion and $2.4 billion at December 31, 2020 and 2019, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The following table provides information about gains and losses on investment securities for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Proceeds from sale of investment securities available for sale	$1,503,498	$2,975,259	$1,030,810

Gross realized gains:
Investment securities available for sale	$14,441	$21,961	$8,617
Gross realized losses:
Investment securities available for sale	(440)	(3,424)	(2,514)
Net realized gain	14,001	18,537	6,103

Net unrealized gains (losses) on marketable equity securities recognized in earnings	3,766	2,637	(2,944)

Gain on investment securities, net	$17,767	$21,174	$3,159
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the December 31, 2020 and 2019 (in thousands):

	2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,369	$(375)	$—	$—	$24,369	$(375)
U.S. Government agency and sponsored enterprise residential MBS	220,179	(320)	370,727	(2,708)	590,906	(3,028)
U.S. Government agency and sponsored enterprise commercial MBS	152,233	(1,412)	44,255	(255)	196,488	(1,667)
Private label residential MBS and CMOs	141,407	(561)	—	—	141,407	(561)
Private label commercial MBS	1,268,381	(12,771)	37,783	(77)	1,306,164	(12,848)
Single family rental real estate-backed securities	28,758	(58)	—	—	28,758	(58)
Collateralized loan obligations	304,051	(1,171)	588,463	(7,564)	892,514	(8,735)
Non-mortgage asset-backed securities	—	—	12,327	(234)	12,327	(234)
SBA securities	26,240	(298)	104,598	(3,637)	130,838	(3,935)
	$2,165,618	$(16,966)	$1,158,153	$(14,475)	$3,323,771	$(31,441)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. An allowance for credit loss was recorded related to one private label commercial MBS security during the year ended December 31, 2020. See further discussion below in the section entitled "Private Label Commercial MBS". There were no securities other than temporarily impaired during the year ended December 31, 2019. At December 31, 2020 the Company did not have an intent to sell securities that were in significant unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At December 31, 2020, 148 securities available for sale were in unrealized loss positions. The amount of impairment related to 24 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.3 million and no further analysis with respect to these securities was considered necessary.
The basis for conclusions regarding credit loss impairment of AFS debt securities and the need to record an ACL at December 31, 2020 is further discussed below.
U.S. Government Agency and Government Sponsored Enterprise Securities
At December 31, 2020, one U.S. treasury, twenty U.S. Government agency and sponsored enterprise residential MBS, seven U.S. Government agency and sponsored enterprise commercial MBS and eleven SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at December 31, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at December 31, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At December 31, 2020, three private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our December 31, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 18%. As of December 31, 2020, all of the impaired securities in this category were externally rated AAA.
Private label commercial MBS
At December 31, 2020, fifty-nine private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, special servicing trends, delinquency and other economic data which would indicate further stress in the sector. Unrealized losses in this sector were primarily attributable to widening spreads, resulting in large part from market response to, and dislocation in the wake of, the COVID-19 pandemic. An allowance for credit loss of $0.4 million was recorded for one security in this asset class. While this security is not projected to sustain credit losses and management does not intend to sell the security at the balance sheet date, due to negative underlying collateral performance trends, the security is being closely monitored and may not be held until full recovery of its amortized cost basis.
Our December 31, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 12% compared to weighted average credit support of 42%. As of December 31, 2020, 85% of impaired securities in this category, based on carrying value, were externally rated AAA, 9% were rated AA and 6% were rated A.
Collateralized loan obligations
At December 31, 2020, twenty-one collateralized loan obligations were in unrealized loss positions. Unrealized losses in this portfolio segment were primarily due to widening spreads, at least in part resulting from market response to uncertainty surrounding the COVID-19 pandemic and its impact on leveraged loan pricing. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our December 31, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 23% compared to weighted average credit support of 42%. As of December 31, 2020, 81% of the impaired securities in this category, based on carrying value, were externally rated AAA, 15% were rated AA and 4% were rated A.
Non-mortgage asset-backed securities
At December 31, 2020, two non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

developing those assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our December 31, 2020 analysis projected weighted average collateral losses for impaired securities in this category of 9% compared to weighted average credit support of 22%. As of December 31, 2020, all of the impaired securities in this category were externally rated AA.
Note 4    Loans and Allowance for Credit Losses
At December 31, 2020 and 2019, loans consisted of the following (dollars in thousands):

	2020		2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,922,836	20.6%	$4,953,936	21.4%
Government insured residential	1,419,074	5.9%	698,644	3.0%
Other consumer loans	6,312	0.1%	8,539	0.1%
	6,348,222	26.6%	5,661,119	24.5%
Commercial:
Multi-family	1,639,201	6.9%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,963,273	20.8%	5,030,904	21.7%
Construction and land	293,307	1.2%	243,925	1.1%
Owner occupied commercial real estate	2,000,770	8.4%	2,062,808	8.9%
Commercial and industrial	4,447,383	18.6%	4,655,349	20.1%
PPP	781,811	3.3%	—	—%
Pinnacle	1,107,386	4.6%	1,202,430	5.2%
Bridge - franchise finance	549,733	2.3%	627,482	2.6%
Bridge - equipment finance	475,548	2.0%	684,794	3.0%
Mortgage warehouse lending	1,259,408	5.3%	768,472	3.3%
	17,517,820	73.4%	17,493,869	75.5%
Total loans	23,866,042	100.0%	23,154,988	100.0%
Allowance for credit losses	(257,323)		(108,671)
Loans, net	$23,608,719		$23,046,317
 Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $39 million and $50 million at December 31, 2020 and 2019, respectively. The amortized cost basis of residential PCD loans was $118 million and the related amount of non-credit discount was $115 million at December 31, 2020. The ACL related to PCD residential loans was $2.8 million and $1.7 million at December 31, 2020 and January 1, 2020, the date of initial adoption of ASU 2016-13, respectively.
During the years ended December 31, 2020 and 2019, the Company purchased 1-4 single family residential loans totaling $3.2 billion and $2.2 billion, respectively. Purchases for the years ended December 31, 2020 and 2019 included $1.4 billion, and $844 million, respectively, of government insured residential loans.
At December 31, 2020 and 2019, the Company had pledged loans with a carrying value of approximately $9.6 billion and $10.2 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At December 31, 2020 and 2019, accrued interest receivable on loans, net of related ACL, totaled $99 million and $83 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans totaled $3.5 million for the year ended December 31, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Allowance for credit losses
Activity in the allowance for credit losses is summarized below. The balances for the years ended December 31, 2019 and 2018 represent the allowance for loan and leases losses, estimated using an incurred loss methodology. The ACL at December 31, 2020 was determined using the CECL methodology, utilizing a 2-year reasonable and supportable forecast period based on a single economic scenario (in thousands):

	2020			2019			2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931	$10,720	$134,075	$144,795
Impact of adoption of ASU 2016-13	8,098	19,207	27,305	—	—	—	—	—	—
Balance after adoption of ASU 2016-13	19,252	116,724	135,976	10,788	99,143	109,931	10,720	134,075	144,795
Provision (recovery)	(556)	182,895	182,339	154	8,750	8,904	1,032	24,893	25,925
Charge-offs(1)(2)	(31)	(69,571)	(69,602)	—	(17,541)	(17,541)	(1,465)	(65,619)	(67,084)
Recoveries	54	8,556	8,610	212	7,165	7,377	501	5,794	6,295
Ending balance	$18,719	$238,604	$257,323	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931

(1)Includes $14.7 million of charge-offs related to $49.6 million of classified loans that were sold or transferred to held for sale during the year ended December 31, 2020.
(2)Includes charge-offs of $39.7 million related to taxi medallion loans during the year ended December 31, 2018.

The following table presents the components of the provision for credit losses for the year ended December 31, 2020 (in thousands):

Amount related to funded portion of loans	$182,339
Amount related to off-balance sheet credit exposures	(5,572)
Amount related to accrued interest receivable	1,300
Provision for credit losses - AFS debt securities	364
Total provision for credit losses	$178,431
The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to December 31, 2020 was reflective of the impact of the COVID-19 pandemic on current economic conditions, the economic forecast and on individual borrowers and portfolio sub-segments. The increase in charge-offs for the year ended December 31, 2020 also reflected the impact of the COVID-19 pandemic.
Credit quality information
The credit quality of the loan portfolio has been and is likely to continue to be impacted by the continuing COVID-19 crisis, its impact on the economy broadly and more specifically on the Company's individual borrowers. Significant uncertainty currently exists about the full extent of this impact, and the impact may not be fully reflected in some of the credit quality indicators disclosed below as of December 31, 2020, due to the still evolving trajectory of the pandemic. Delinquency statistics may not be fully reflective of the impact of the COVID-19 crisis due to deferral programs offered to affected borrowers.
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	December 31, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$1,092,183	$645,993	$374,838	$611,377	$740,749	$1,392,192	$4,857,332
30 - 59 Days Past Due	17,826	5,741	2,564	927	2,913	18,880	48,851
60 - 89 Days Past Due	111	145	435	—	2,825	3,973	7,489
90 Days or More Past Due	—	807	1,762	53	1,027	5,515	9,164
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

	December 31, 2019
	Amortized Cost By Origination Year
	2019	2018	2017	2016	2015	Prior	Total
Current	$804,913	$609,814	$830,710	$783,318	$633,833	$1,225,030	$4,887,618
30 - 59 Days Past Due	13,915	3,003	3,751	8,419	4,308	12,238	45,634
60 - 89 Days Past Due	1,785	442	137	486	1,766	4,962	9,578
90 Days or More Past Due	—	1,762	914	—	5,030	3,400	11,106
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	December 31, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$395,977	$143,273	$82,199	$174,223	$286,092	$487,487	$1,569,251
61% - 70%	298,941	151,633	92,928	119,381	184,119	341,159	1,188,161
71% - 80%	413,003	344,998	181,852	271,605	258,931	565,781	2,036,170
More than 80%	2,199	12,782	22,620	47,148	18,372	26,133	129,254
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

	December 31, 2019
	Amortized Cost By Origination Year
LTV	2019	2018	2017	2016	2015	Prior	Total
Less than 61%	$171,069	$134,978	$183,807	$228,868	$197,039	$372,221	$1,287,982
61% - 70%	195,572	128,766	152,502	188,856	154,307	316,031	1,136,034
71% - 80%	442,311	313,779	404,743	338,000	283,202	531,377	2,313,412
More than 80%	11,661	37,498	94,460	36,499	10,389	26,001	216,508
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	December 31, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$843,199	$435,582	$225,292	$451,304	$549,119	$956,254	$3,460,750
720 - 759	223,831	128,875	84,602	102,859	130,592	256,703	927,462
719 or less	43,090	88,229	69,705	58,194	67,803	207,603	534,624
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

	December 31, 2019
	Amortized Cost By Origination Year
FICO	2019	2018	2017	2016	2015	Prior	Total
760 or greater	$470,057	$340,716	$534,017	$533,804	$430,706	$763,807	$3,073,107
720 - 759	242,806	185,939	200,623	178,139	141,748	307,195	1,256,450
719 or less	107,750	88,366	100,872	80,280	72,483	174,628	624,379
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Commercial credit exposure based on internal risk rating:

	December 31, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Multi-Family
Pass	$184,287	$264,254	$149,188	$206,768	$203,481	$313,758	$38,509	$1,360,245
Special mention	—	390	10,985	11,260	8,400	5,300	—	36,335
Substandard	8,393	25,239	9,645	15,125	43,920	140,299	—	242,621
Total Multi-Family	$192,680	$289,883	$169,818	$233,153	$255,801	$459,357	$38,509	$1,639,201

Non-owner occupied commercial real estate
Pass	$532,567	$1,070,940	$706,730	$442,599	$462,201	$607,922	$99,627	$3,922,586
Special mention	2,687	56,533	16,271	34,283	43,699	66,370	—	219,843
Substandard	30,401	132,814	69,507	56,219	288,998	242,905	—	820,844
Total non-owner occupied commercial real estate	$565,655	$1,260,287	$792,508	$533,101	$794,898	$917,197	$99,627	$4,963,273

Construction and Land
Pass	$20,860	$158,413	$9,003	$48,657	$26,845	$904	$297	$264,979
Special mention	—	—	8,010	8,604	4,284	—	—	20,898
Substandard	23	1,366	1,287	—	4,408	346	—	7,430
Total Construction and Land	$20,883	$159,779	$18,300	$57,261	$35,537	$1,250	$297	$293,307

Owner occupied commercial real estate
Pass	$229,670	$263,138	$251,413	$232,171	$288,403	$361,130	$17,281	$1,643,206
Special mention	2,593	42,485	11,789	41,799	19,839	20,347	17,985	156,837
Substandard	2,615	24,673	21,114	36,411	26,997	79,860	9,057	200,727
Total owner occupied commercial real estate	$234,878	$330,296	$284,316	$310,381	$335,239	$461,337	$44,323	$2,000,770

Commercial and industrial
Pass	$574,601	$759,384	$257,451	$250,787	$165,105	$47,086	$1,882,856	$3,937,270
Special mention	10,387	49,471	17,096	2,451	20,838	2,977	66,385	169,605
Substandard	21,122	120,275	34,045	14,073	29,907	31,478	89,436	340,336
Doubtful	$—	$—	$—	$—	$—	$172	$—	$172
Total commercial and industrial	$606,110	$929,130	$308,592	$267,311	$215,850	$81,713	$2,038,677	$4,447,383

PPP
Pass	$781,811	$—	$—	$—	$—	$—	$—	$781,811
Total PPP	$781,811	$—	$—	$—	$—	$—	$—	$781,811

Pinnacle
Pass	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386
Total Pinnacle	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386

Bridge - Franchise Finance
Pass	$48,741	$91,509	$23,650	$8,745	$11,817	$6,416	$—	$190,878
Special mention	2,693	54,271	5,175	4,699	2,088	2,667	—	71,593
Substandard	36,515	101,772	84,064	33,213	16,706	3,297	—	275,567
Doubtful	—	—	10,771	—	924	—	—	11,695
Total Bridge - Franchise Finance	$87,949	$247,552	$123,660	$46,657	$31,535	$12,380	$—	$549,733

Bridge - Equipment Finance
Pass	$23,684	$137,730	$66,004	$50,000	$36,963	$49,875	$—	$364,256
Special mention	—	—	19,542	16,863	—	—	—	36,405
Substandard	—	30,762	9,894	34,231	—	—	—	74,887
Total Bridge - Equipment Finance	$23,684	$168,492	$95,440	$101,094	$36,963	$49,875	$—	$475,548

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

At December 31, 2020, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at December 31, 2020 and 2019 (in thousands):

	2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,360,245	$3,922,586	$264,979	$1,643,206	$3,937,270	$781,811	$1,107,386	$190,878	$364,256	$1,259,408	$14,832,025
Special mention	36,335	219,843	20,898	156,837	169,605	—	—	71,593	36,405	—	711,516
Substandard - accruing	218,532	756,825	2,676	177,575	285,925	—	—	242,234	74,887	—	1,758,654
Substandard non-accruing	24,089	64,019	4,754	23,152	54,411	—	—	33,333	—	—	203,758
Doubtful	—	—	—	—	172	—	—	11,695	—	—	11,867
	$1,639,201	$4,963,273	$293,307	$2,000,770	$4,447,383	$781,811	$1,107,386	$549,733	$475,548	$1,259,408	$17,517,820

	2019
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$2,184,771	$4,932,279	$240,734	$1,991,556	$4,508,563	$1,202,430	$562,042	$663,855	$768,472	$17,054,702
Special mention	—	5,831	—	27,870	28,498	—	10,682	—	—	72,881
Substandard -accruing	26,797	52,697	—	16,241	43,518	—	41,127	—	—	180,380
Substandard non-accruing	6,137	40,097	3,191	27,141	74,770	—	13,631	20,939	—	185,906
	$2,217,705	$5,030,904	$243,925	$2,062,808	$4,655,349	$1,202,430	$627,482	$684,794	$768,472	$17,493,869
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at December 31, 2020 and 2019 (in thousands):

	2020					2019
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,857,332	$48,851	$7,489	$9,164	$4,922,836	$4,887,618	$45,634	$9,578	$11,106	$4,953,936
Government insured residential	722,367	77,883	56,495	562,329	1,419,074	93,560	45,347	30,426	529,311	698,644
Other consumer loans	6,022	37	22	231	6,312	8,539	—	—	—	8,539
Multi-family	1,602,990	17,842	—	18,369	1,639,201	2,217,705	—	—	—	2,217,705
Non-owner occupied commercial real estate	4,876,823	34,117	20,291	32,042	4,963,273	5,015,458	—	928	14,518	5,030,904
Construction and land	288,032	4,530	399	346	293,307	240,647	2,396	—	882	243,925
Owner occupied commercial real estate	1,971,475	10,756	3,203	15,336	2,000,770	2,041,352	1,336	4,420	15,700	2,062,808
Commercial and industrial	4,366,009	52,117	552	28,705	4,447,383	4,595,847	2,313	4,301	52,888	4,655,349
PPP	781,811	—	—	—	781,811	—	—	—	—	—
Pinnacle	1,107,386	—	—	—	1,107,386	1,202,430	—	—	—	1,202,430
Bridge - franchise finance	498,831	16,423	8,664	25,815	549,733	610,315	3,840	2,501	10,826	627,482
Bridge - equipment finance	475,548	—	—	—	475,548	677,089	7,705	—	—	684,794
Mortgage warehouse lending	1,259,408	—	—	—	1,259,408	768,472	—	—	—	768,472
	$22,814,034	$262,556	$97,115	$692,337	$23,866,042	$22,359,032	$108,571	$52,154	$635,231	$23,154,988
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $40.3 million and $36.3 million at December 31, 2020 and 2019, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Loans contractually delinquent by 90 days or more and still accruing totaled $562 million and $531 million at December 31, 2020 and 2019, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at December 31, 2020 and 2019 (in thousands):

	2020		2019
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost
Residential and other consumer	$28,828	$1,755	$18,894
Commercial:
Multi-family	24,090	24,090	6,138
Non-owner occupied commercial real estate	64,017	32,843	40,097
Construction and land	4,754	4,408	3,191
Owner occupied commercial real estate	23,152	2,110	27,141
Commercial and industrial	54,584	9,235	74,757
Bridge - franchise finance	45,028	9,754	13,631
Bridge - equipment finance	—	—	20,939
	$244,453	$84,195	$204,788
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $51.3 million and $45.7 million at December 31, 2020 and 2019, respectively. The amount of interest income recognized on non-accrual loans was immaterial for the years ended December 31, 2020 and 2019. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $10.9 million and $7.5 million for the years ended December 31, 2020 and 2019, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at December 31, 2020 (in thousands):

	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$2,528	$2,513
Commercial:
Multi-family	24,090	24,090
Non-owner occupied commercial real estate	52,813	52,435
Construction and land	4,754	4,754
Owner occupied commercial real estate	14,814	14,777
Commercial and industrial	28,112	18,093
Bridge - franchise finance	28,986	12,832
Total commercial	153,569	126,981
	$156,097	$129,494

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the year ended December 31, 2020.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $217 million, of which $209 million was government insured, at December 31, 2020 and $257 million, of which $248 million was government insured, at December 31, 2019. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at December 31, 2020 and 2019. In response to the COVID-19 pandemic, new foreclosure actions on residential loans have been temporarily suspended.
Troubled debt restructurings
The following tables summarize loans that were modified in TDRs during the years ended December 31, 2020, 2019 and 2018, as well as loans modified during the twelve months preceding December 31, 2020, 2019 and 2018 that experienced payment defaults during those periods (dollars in thousands):

	Years Ended December 31,
	2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$201	—	$—
Government insured residential	201	34,100	86	14,368
Non-owner occupied commercial real estate	1	4,122	1	4,122
Bridge - franchise finance	8	12,964	8	12,964
	211	$51,387	95	$31,454

	2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	2	$557	—	$—
Government insured residential	324	51,022	112	17,421
Non-owner occupied commercial real estate	1	11,496	—	—
Owner occupied commercial real estate	1	908	1	908
Commercial and industrial	7	20,239	2	8,673
Bridge - franchise finance	4	15,288	—	—
	339	$99,510	115	$27,002

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
TDRs during the years ended December 31, 2020, 2019 and 2018 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. The majority of loan modifications or deferrals and payment deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.
Loan Concentrations
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at December 31, 2020 and 2019 (dollars in thousands):

	2020		2019
	Total	Percent of Total	Total	Percent of Total
California	$1,541,779	31.3%	$1,280,243	25.8%
New York	1,084,143	22.0%	1,057,926	21.4%
Florida	518,877	10.5%	597,359	12.1%
Virginia	196,641	4.0%	189,869	3.8%
Washington DC	166,025	3.4%	187,049	3.8%
All others	1,415,371	28.8%	1,641,490	33.1%
	$4,922,836	100.0%	$4,953,936	100.0%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The following table presents the largest geographic concentrations of commercial loans at December 31, 2020 and 2019 (dollars in thousands):

	2020				2019
	Commercial Real Estate	Percent of Total	Commercial	Percent of Total	Commercial Real Estate	Percent of Total	Commercial	Percent of Total
Florida	$3,659,310	53.1%	$4,044,377	38.1%	$3,476,657	46.4%	$4,051,924	40.5%
New York Tri-state	2,652,980	38.5%	2,570,974	24.2%	3,423,564	45.7%	2,110,915	21.1%
California	1,003	—%	775,989	7.3%	249	—%	719,465	7.2%
Other	582,488	8.4%	3,230,699	30.4%	592,064	7.9%	3,119,031	31.2%
	$6,895,781	100.0%	$10,622,039	100.0%	$7,492,534	100.0%	$10,001,335	100.0%

Disclosures Prescribed by Legacy GAAP (Before Adoption of ASU 2016-13) for Prior Periods
For the years ended December 31, 2019 and prior, the Company maintained an ALLL estimated using an incurred loss methodology at an amount considered adequate by management to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date. The ALLL consisted of both specific and general components and was established as losses were estimated to have occurred through a provision charged to earnings. Loans were charged off against the ALLL when management determined them to be uncollectible.
For commercial loans, the ALLL was comprised of specific reserves for loans that were individually evaluated and determined to be impaired as well as general reserves for loans that were not identified as impaired. For loans not individually evaluated for impairment, the quantitative portion of the ALLL was based on the Bank's historical net charge-off rates, for those segments which had sufficient observable loss history. For the segments that had not yet exhibited an observable loss trend, the quantitative loss factors were based on peer group average annual historical charge-off rates by loan class and the Company's internal credit risk rating system. For residential loans, the quantitative portion of the ALLL was based primarily on relevant proxy historical loss rates. No quantitative ALLL was provided for government insured residential loans. The general quantitative ALLL was calculated using a four quarter loss emergence period for all loan segments, with the exception of Pinnacle, which used a twelve quarter loss emergence period. For ACI loans, an ALLL was established when periodic evaluations of expected cash flows reflected a deterioration resulting from credit related factors. Expected cash flows were estimated on a pool basis for ACI residential loans. The analysis of expected cash flows incorporated expected prepayment rate, default rate, delinquency level and loss severity given default assumptions.
Qualitative adjustments were made to the ALLL when, based on management's judgment, there were internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments included portfolio performance trends; changes in the nature of the portfolio and terms of the loans; portfolio growth trends; changes in lending policies and procedures; economic factors; change in the value of underlying collateral; quality of risk ratings; credit concentrations; and changes in and experience levels of credit administration staff.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The following table presents the average recorded investment in impaired loans for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Residential and other consumer:
1-4 single family residential	$4,525	$5,227
Government insured residential	18,574	1,426
	23,099	6,653
Commercial:
Multi-family	20,972	25,679
Non-owner occupied commercial real estate	25,814	14,106
Construction and land	7,621	6,551
Owner occupied commercial real estate	14,250	16,207
Commercial and industrial	36,698	97,388
Bridge - franchise finance	10,195	1,986
Bridge - equipment finance	13,981	7,771
	129,531	169,688
	$152,630	$176,341
Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under either operating or finance leases with remaining terms ranging from one to 13 years, some of which include extension options.
The following table presents ROU assets and lease liabilities as of December 31, 2020 and 2019 (in thousands):

	2020	2019
ROU assets:
Operating leases	$84,874	$92,553
Finance leases	29,119	31,587
	$113,993	$124,140
Lease liabilities:
Operating leases	$93,678	$102,264
Finance leases	32,563	34,248
	$126,241	$136,512
ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying consolidated balance sheets. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The weighted average remaining lease term and weighted average discount rate at December 31, 2020 and 2019 were:

	2020	2019
Weighted average remaining lease term:
Operating leases	7.2 years	7.7 years
Finance leases	12.7 years	13.6 years
Weighted average discount rate:
Operating leases	3.1%	3.3%
Finance leases	2.9%	2.9%
The following table presents the components of lease expense for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Operating lease cost:
Fixed costs	$20,112	$20,284
Impairment of ROU assets	108	1,278
Total operating lease cost	$20,220	$21,562

Finance lease cost:
Amortization of ROU assets	$2,841	$1,642
Interest on lease liabilities	921	1,002
Total finance lease cost	$3,762	$2,644

Variable lease cost	$4,761	$3,950
Short-term lease costs and sublease income were immaterial for the years ended December 31, 2020 and 2019.
Additional information related to operating and finance leases for the years ended December 31, 2020 and 2019 follows (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$921	$1,002
Operating cash flows from operating leases	20,589	20,795
Financing cash flows from finance leases	2,980	2,529
	$24,490	$24,326

Lease liabilities recognized from obtaining ROU assets:
Operating lease liabilities recognized upon adoption of ASC 842	$—	$104,064
Operating leases	9,647	15,778
Finance leases	373	27,415
	$10,020	$147,257

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2021	$19,949	$3,213	$23,162
2022	16,879	2,650	19,529
2023	14,431	2,666	17,097
2024	12,658	2,701	15,359
2025	9,966	2,774	12,740
Thereafter	31,072	25,223	56,295
Total future minimum lease payments	104,955	39,227	144,182
Less: interest component	(11,277)	(6,664)	(17,941)
Lease liabilities	$93,678	$32,563	$126,241
Leases under which the Company is the lessor
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment financing using a variety of loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities. Bridge provides primarily transportation equipment financing.
Direct or Sales Type Financing Leases
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Total minimum lease payments to be received	$727,401	$804,103
Estimated unguaranteed residual value of leased assets	5,599	8,471
Gross investment in direct or sales type financing leases	733,000	812,574
Unearned income	(66,443)	(84,175)
Initial direct costs	3,306	4,453
	$669,863	$732,852
At December 31, 2020, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2021	$192,486
2022	140,263
2023	109,887
2024	66,254
2025	49,463
Thereafter	169,048
$727,401

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
The following table presents the components of operating lease equipment as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Operating lease equipment	$844,953	$844,015
Less: accumulated depreciation	(181,436)	(145,862)
Operating lease equipment, net	$663,517	$698,153
The Company recognized impairment of $0.7 million, and $1.9 million during the years ended December 31, 2020 and 2019, respectively. These impairment charges are included in "depreciation of operating lease equipment" in the accompanying consolidated statements of income. No impairment was recognized during the year ended December 31, 2018.
At December 31, 2020, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2021	$49,246
2022	44,525
2023	38,263
2024	33,856
2025	27,612
Thereafter	54,845
$248,347
The following table summarizes lease income recognized for operating leases and direct or sales type finance leases for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019	Location of Lease Income on Consolidated Statements of Income
Operating leases	$59,112	$66,631	Non-interest income from lease financing
Direct or sales type finance leases	20,995	21,865	Interest income on loans
	$80,107	$88,496

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6    Deposits
The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	2020		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$5,760,309	—%	$3,950,612	—%	$3,389,191	—%
Interest bearing	2,582,951	0.75%	1,824,803	1.37%	1,627,828	1.13%
Savings and money market	10,843,894	0.79%	10,922,819	1.81%	10,634,970	1.38%
Time	6,617,939	1.43%	6,928,499	2.34%	6,617,006	1.81%
	$25,805,093	0.77%	$23,626,733	1.63%	$22,268,995	1.28%
Time deposit accounts with balances of $250,000 or more totaled $1.1 billion and $1.9 billion at December 31, 2020 and 2019, respectively.
The following table presents maturities of time deposits as of December 31, 2020 (in thousands):

Maturing in:
2021	$4,655,878
2022	110,183
2023	24,368
2024	1,302
2025	15,468
$4,807,199
Included in deposits at December 31, 2020 are public funds deposits of $2.5 billion and brokered deposits of $4.0 billion. Investment securities available for sale with a carrying value of $952 million were pledged as security for public funds deposits at December 31, 2020.
Interest expense on deposits for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Interest bearing demand	$19,445	$25,054	$18,391
Savings and money market	85,572	197,942	146,324
Time	94,963	162,184	119,848
	$199,980	$385,180	$284,563

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7    Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2020 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2021 - One month or less	$795,000	0.24%	0.25%	0.25%
2021 - Over one month	2,226,000	0.22%	3.02%	0.54%
Thereafter	100,000	0.41%	0.41%	0.41%
Total contractual balance outstanding	3,121,000
Cumulative fair value hedging adjustments	1,999
Carrying value	$3,122,999
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow and fair value hedges have on the duration of borrowings.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2020, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $10.9 billion as collateral for advances from the FHLB.
At December 31, 2020 and 2019 notes and other borrowings consisted of the following (dollars in thousands):

	2020	2019
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(4,174)	(4,910)
	395,826	395,090
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	—
Unamortized discount and debt issuance costs	(5,894)	—
	294,106	—
Total notes	689,932	395,090
Finance leases	32,563	34,248
Notes and other borrowings	$722,495	$429,338

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
At December 31, 2020, BankUnited had available borrowing capacity at the FHLB of approximately $4.9 billion, unused borrowing capacity at the FRB of approximately $2.1 billion and unused Federal funds lines of credit with other financial institutions totaling $50 million.
Note 8    Premises, Equipment and Software
Premises and equipment and capitalized software costs are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Buildings and improvements	$430	$—
Leasehold improvements	69,863	72,627
Furniture, fixtures and equipment	35,903	36,492
Computer equipment	21,358	22,729
Software, software licensing rights and capitalized costs of CCA	74,087	59,568
Aircraft and automobiles	11,620	11,593
	213,261	203,009
Less: accumulated depreciation	(153,138)	(144,905)
Premises, equipment and software, net	$60,123	$58,104

Buildings held for sale, net	$1,427	$6,789
Depreciation and amortization expense related to premises, equipment and software was $15.7 million, $19.2 million and $17.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company measures assets held for sale at the lower of carrying amount or estimated fair value.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9    Income Taxes
The components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Current:
Federal	$63,083	$58,996	$2,172
State	16,009	7,373	20,834
	79,092	66,369	23,006
Deferred:
Federal	(22,387)	8,255	51,303
State	(5,199)	16,274	16,475
	(27,586)	24,529	67,778
	$51,506	$90,898	$90,784
A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 to the Company's effective income tax rate follows (dollars in thousands):

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$52,366	21.00%	$84,839	21.00%	$87,286	21.00%
Increases (decreases) resulting from:
Income not subject to tax	(15,722)	(6.30)%	(17,950)	(4.44)%	(18,923)	(4.55)%
State income taxes, net of federal tax benefit	13,413	5.38%	19,956	4.94%	31,182	7.50%
Other, net	1,449	0.58%	4,053	1.00%	(8,761)	(2.11)%
	$51,506	20.66%	$90,898	22.50%	$90,784	21.84%
The components of deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$33,532	$50,089
Allowance for credit losses	58,990	23,151
Net unrealized loss on investment securities available for sale and cash flow hedges	16,824	11,475
Other	74,228	61,152
Gross deferred tax assets	183,574	145,867
Deferred tax liabilities:
Lease financing, due to differences in depreciation	169,103	176,269
Other	34,879	31,227
Gross deferred tax liabilities	203,982	207,496
Net deferred tax liability	$(20,408)	$(61,629)
Based on the evaluation of available evidence, the Company has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factor supporting this conclusion is the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2020, remaining net operating loss and tax credit carryforwards included federal net operating loss carryforwards in the amount of $3.0 million, expiring from 2029 through 2032, and Florida net operating loss carryforwards in

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

the amount of $110.7 million. Florida net operating loss carryforwards consisted of $100.7 million expiring from 2030 through 2037 and $10.0 million that can be carried forward indefinitely.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $50 million and $57 million at December 31, 2020 and 2019, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $4 million and $8 million at December 31, 2020 and 2019, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2020 was approximately $79 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the years ended December 31, 2020, 2019 and 2018.
The Company has a liability for unrecognized tax benefits relating to uncertain federal and state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 follows (in thousands):

	2020	2019	2018
Balance, beginning of period	$407,126	$116,081	$59,220
Additions for tax positions related to the current year	2,117	5,352	2,399
Additions for tax positions related to prior periods	2,456	279,885	51,064
Reductions due to settlements with taxing authorities	(3,080)	—	—
Reductions due to lapse of the statute of limitations	(520)	(406)	(675)
	408,099	400,912	112,008
Interest and penalties	6,104	6,214	4,073
Balance, end of period	$414,203	$407,126	$116,081
As of December 31, 2020, 2019 and 2018, the Company had $369.1 million, $368.9 million and $78.2 million of unrecognized federal and state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to federal and state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2020 as a result of settlements with taxing authorities range from zero to $358.7 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2020 and 2019, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $16.3 million and $11.4 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense was $4.9 million during each of the years ended December 31, 2020 and 2019, and $3.2 million during the year ended December 31, 2018.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal tax returns for years 2017 through 2019 remain subject to examination in the U.S. Federal jurisdiction. State tax returns for years 2009 through 2019 remain subject to examination by certain states.
Note 10 Derivatives and Hedging Activities
The Company enters into LIBOR-based interest rate swaps and caps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. The Company also enters into LIBOR-based interest rate swaps designated as fair value hedges designed to hedge changes in the fair value of outstanding fixed rate borrowings caused by fluctuations in the benchmark interest rate.
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the years ended December 31, 2020, 2019, and 2018 the impact on earnings, included in other

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

non-interest income in the accompanying consolidated statements of income, related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both December 31, 2020 and 2019.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	2020
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.41%	3-Month LIBOR	2.5	$2,771,000	Other liabilities	$—	$(5,971)
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate borrowings	—%	—%	4.9	100,000	Other assets	485	—
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.55%	0.6	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.61%	Indexed to 1-month LIBOR	5.3	1,626,152	Other assets / Other liabilities	—	(38,519)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.61%	5.3	1,626,152	Other assets	123,345	—
Interest rate caps purchased, indexed to 1-month LIBOR			3.72%	0.4	25,921	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.72%		0.4	25,921	Other liabilities	—	—
					$6,425,146		$123,830	$(44,490)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(46,259)	$2,627	$1,999	Interest expense on borrowings
During the years ended December 31, 2020, 2019, 2018 no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2020, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $53.5 million.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018	Location of Gain (Loss) in Consolidated Statements of Income
Fair value adjustment on derivatives	$2,485	$(486)	$—	Interest expense on borrowings
Fair value adjustment on hedged items	(2,498)	499	—	Interest expense on borrowings
Gain (loss) recognized on fair value hedges (ineffective portion)	$(13)	$13	$—
The following table provides information about the hedged items related to derivatives designated as fair value hedges at December 31, 2020 and 2019 (in thousands):

	2020	2019	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$250,000	$250,000	FHLB advances
Cumulative fair value hedging adjustments	$1,999	$(499)	FHLB advances
Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

certain designated thresholds, upon the initiation of other defined regulatory actions or upon suspension or withdrawal of the Bank’s credit rating. Currently, there are no circumstances that would trigger these provisions of the agreements.
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at December 31, 2020 and 2019 (dollars in thousands):

	2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(44,490)	—	(44,490)	—	44,332	(158)
	$(44,490)	$—	$(44,490)	$—	$44,332	$(158)

	2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$876	$—	$876	$(876)	$—	$—
Derivative liabilities	(16,914)	—	(16,914)	876	16,038	—
	$(16,038)	$—	$(16,038)	$—	$16,038	$—
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At December 31, 2020, the Company had pledged net financial collateral of $58.9 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 11    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$61,291	$(15,246)	$46,045
Amounts reclassified to gain on investment securities available for sale, net	(14,001)	3,570	(10,431)
Net change in unrealized gains on investment securities available for sale	47,290	(11,676)	35,614
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(116,168)	28,766	(87,402)
Amounts reclassified to interest expense on borrowings	46,259	(11,796)	34,463
Net change in unrealized losses on derivative instruments	(69,909)	16,970	(52,939)
Other comprehensive loss	$(22,619)	$5,294	$(17,325)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	2019
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$51,178	$(13,562)	$37,616
Amounts reclassified to gain on investment securities available for sale, net	(18,537)	4,912	(13,625)
Net change in unrealized gains on investment securities available for sale	32,641	(8,650)	23,991
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(79,945)	21,185	(58,760)
Amounts reclassified to interest expense on borrowings	(2,627)	696	(1,931)
Net change in unrealized losses on derivative instruments	(82,572)	21,881	(60,691)
Other comprehensive loss	$(49,931)	$13,231	$(36,700)

	2018
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(77,607)	$20,566	$(57,041)
Amounts reclassified to gain on investment securities available for sale, net	(6,103)	1,617	(4,486)
Net change in unrealized gains on investment securities available for sale	(83,710)	22,183	(61,527)
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	5,416	(1,435)	3,981
Amounts reclassified to interest expense on borrowings	(1,999)	530	(1,469)
Net change in unrealized losses on derivative instruments	3,417	(905)	2,512
Other comprehensive loss	$(80,293)	$21,278	$(59,015)
The categories of AOCI and changes therein are presented below for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Unrealized Gain on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(61,527)	2,512	(59,015)
Balance at December 31, 2018	4,194	679	4,873
Other comprehensive loss	23,991	(60,691)	(36,700)
Balance at December 31, 2019	$28,185	$(60,012)	$(31,827)
Other comprehensive loss	35,614	(52,939)	(17,325)
Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other
In January 2021, the Company’s Board of Directors reinstated its share repurchase program, which was temporarily suspended in March 2020. Authorization to repurchase up to approximately $44.9 million in shares of its outstanding common stock remained under the share repurchase program at the date of the reinstatement. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The program may be commenced, suspended or discontinued without prior notice.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 12    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the 2010 Plan. In 2014, the Board of Directors and the Company's stockholders approved the 2014 Plan. The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 24,692 shares remain available for issuance as of December 31, 2020. The number of shares of common stock authorized for award under the 2014 Plan is 6,200,000, of which 2,781,048 shares remain available for issuance as of December 31, 2020. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plans may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards granted prior to 2019, become fully vested in the event of a change in control, as defined. Beginning in 2019, unvested awards granted are subject to a double trigger, as defined.
Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Compensation cost of equity based awards:
Unvested and restricted share awards	$15,236	$17,334	$19,415
Executive share-based awards	3,133	4,953	3,027
Incentive awards	2,145	1,189	798
Total compensation cost of equity based awards	20,514	23,476	23,240
Related tax benefits	(4,854)	(4,068)	(5,783)
Compensation cost of equity based awards, net of tax	$15,660	$19,408	$17,457

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Share Awards
Unvested share awards
A summary of activity related to unvested share awards for the years ended December 31, 2020, 2019 and 2018 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2017	1,108,477	$36.06
Granted	683,137	40.06
Vested	(532,662)	34.64
Canceled or forfeited	(72,714)	38.43
Unvested share awards outstanding, December 31, 2018	1,186,238	38.86
Granted	591,739	36.49
Vested	(561,769)	37.50
Canceled or forfeited	(165,753)	38.95
Unvested share awards outstanding, December 31, 2019	1,050,455	38.24
Granted	660,587	29.72
Vested	(479,057)	38.94
Canceled or forfeited	(70,150)	34.78
Unvested share awards outstanding, December 31, 2020	1,161,835	$33.32
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
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	2020	2019	2018
Range of the closing price on date of grant (1)	$13.99 - $30.90	$31.07 - $36.65	$33.44 -$42.80
Aggregate grant date fair value of shares vesting	$18,654	$21,064	$18,451

(1)During the year ended December 31, 2020, the Company granted 599,766, 44,534, and 16,287 share awards with a closing price on date of grant of $30.90, $13.99, and $29.17, respectively.
The total unrecognized compensation cost of $22.3 million for all unvested share awards outstanding at December 31, 2020 will be recognized over a weighted average remaining period of 2.6 years.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
A summary of activity related to executive share-based awards for the years ended December 31, 2020, 2019 and 2018 follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2017	91,163	105,714
Granted	52,026	52,026
Vested	(52,580)	(57,873)
Unvested executive share-based awards outstanding, December 31, 2018	90,609	99,867
Granted	73,062	73,062
Vested	(51,555)	(47,841)
Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Vested	(62,292)	(52,026)
Unvested executive share-based awards outstanding, December 31, 2020	156,555	179,793
The total liability for these executive share-based awards was $7.3 million at December 31, 2020. The total unrecognized compensation cost of $8.4 million for unvested executive share-based awards at December 31, 2020 will be recognized over a weighted average remaining period of 2.2 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019 vest over three years and awards related to subsequent performance periods vest in equal installments over a period of four years from the date of grant. These awards are included in the summary of activity related to unvested share awards above. None of these awards are expected to be granted for the 2020 performance period.
The 660,587 unvested share awards granted during the year ended December 31, 2020, as discussed above, included 114,936 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2019.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Option Awards
A summary of activity related to stock option awards for the years ended December 31, 2020, 2019 and 2018 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2017	1,270,688	$26.93
Exercised	(291,689)	26.49
Canceled or forfeited	(14,159)	63.74
Option awards outstanding, December 31, 2018	964,840	26.53
Exercised	(225,127)	25.84
Canceled or forfeited	(1,960)	63.74
Option awards outstanding, December 31, 2019	737,753	26.64
Exercised	(735,400)	26.67
Canceled or forfeited	(784)	22.18
Option awards outstanding and exercisable, December 31, 2020	1,569	$15.94
At December 31, 2020 the options outstanding and exercisable had a remaining contractual term of 0.3 years and an insignificant intrinsic value. The intrinsic value of options exercised was $2.3 million for each of the years ended December 31, 2020 and 2019, respectively, and $4.6 million for the year ended December 31, 2018. The related tax benefit of options exercised was $0.6 million for each of the years ended December 31, 2020 and 2019, respectively, and $1.1 million for the year ended December 31, 2018.
There were no option awards granted during the years ended December 31, 2020, 2019 and 2018.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $2.0 million, $1.9 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Deferred compensation liabilities of $29 million and $27 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2020 and 2019, respectively.
BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2020, 2019 and 2018, BankUnited made matching contributions to the 401(k) Plan of approximately $5.7 million, $6.1 million and $6.3 million, respectively.
Note 13    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2020 and 2019, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company and the Bank as of December 31, 2020 and 2019 (dollars in thousands):

	2020
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,005,495	8.63%	N/A (1)	N/A (1)	$1,392,950	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,005,495	12.57%	$1,553,546	6.50%	$1,075,532	4.50%	$1,673,049	7.00%
Tier 1 risk-based capital	$3,005,495	12.57%	$1,912,056	8.00%	$1,434,042	6.00%	$2,031,560	8.50%
Total risk-based capital	$3,502,804	14.66%	$2,390,070	10.00%	$1,912,056	8.00%	$2,509,574	10.50%
BankUnited:
Tier 1 leverage	$3,310,736	9.54%	$1,734,604	5.00%	$1,387,683	4.00%	N/A	N/A
CET1 risk-based capital	$3,310,736	13.93%	$1,544,939	6.50%	$1,069,573	4.50%	$1,663,781	7.00%
Tier 1 risk-based capital	$3,310,736	13.93%	$1,901,464	8.00%	$1,426,098	6.00%	$2,020,305	8.50%
Total risk-based capital	$3,508,044	14.76%	$2,376,829	10.00%	$1,901,464	8.00%	$2,495,671	10.50%

	2019
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,932,939	8.90%	N/A (1)	N/A (1)	$1,317,960	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,932,939	12.32%	$1,547,531	6.50%	$1,071,368	4.50%	$1,666,572	7.00%
Tier 1 risk-based capital	$2,932,939	12.32%	$1,904,654	8.00%	$1,428,490	6.00%	$2,023,694	8.50%
Total risk-based capital	$3,044,263	12.79%	$2,380,817	10.00%	$1,904,654	8.00%	$2,499,858	10.50%
BankUnited:
Tier 1 leverage	$3,056,820	9.30%	$1,643,599	5.00%	$1,314,879	4.00%	N/A	N/A
CET1 risk-based capital	$3,056,820	12.89%	$1,541,738	6.50%	$1,067,357	4.50%	$1,660,333	7.00%
Tier 1 risk-based capital	$3,056,820	12.89%	$1,897,524	8.00%	$1,423,143	6.00%	$2,016,119	8.50%
Total risk-based capital	$3,168,144	13.36%	$2,371,905	10.00%	$1,897,524	8.00%	$2,490,500	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The Company has elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
BankUnited is subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above certain minimums, and to remain "well-capitalized" under the prompt corrective action regulations. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of BankUnited to pay dividends in the foreseeable future.
Note 14    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
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
Derivative financial instruments—Fair values of interest rate swaps and caps are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include LIBOR swap rates and LIBOR forward yield curves. These fair value measurements are generally classified within level 2 of the fair value hierarchy.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 (in thousands):

	2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$80,851	$—	$80,851
U.S. Government agency and sponsored enterprise residential MBS	—	2,405,570	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	—	539,354	539,354
Private label residential MBS and CMOs	—	998,603	998,603
Private label commercial MBS	—	2,526,354	2,526,354
Single family rental real estate-backed securities	—	650,888	650,888
Collateralized loan obligations	—	1,140,274	1,140,274
Non-mortgage asset-backed securities	—	253,261	253,261
State and municipal obligations	—	235,709	235,709
SBA securities	—	231,545	231,545
Marketable equity securities	104,274	—	104,274
Servicing rights	—	7,073	7,073
Derivative assets	—	123,830	123,830
Total assets at fair value	$185,125	$9,112,461	$9,297,586
Derivative liabilities	$—	$(44,490)	$(44,490)
Total liabilities at fair value	$—	$(44,490)	$(44,490)

	2019
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$70,325	$—	$70,325
U.S. Government agency and sponsored enterprise residential MBS	—	2,022,175	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	—	370,976	370,976
Private label residential MBS and CMOs	—	1,012,177	1,012,177
Private label commercial MBS	—	1,724,684	1,724,684
Single family rental real estate-backed securities	—	470,025	470,025
Collateralized loan obligations	—	1,197,366	1,197,366
Non-mortgage asset-backed securities	—	194,904	194,904
State and municipal obligations	—	273,302	273,302
SBA securities	—	362,731	362,731
Marketable equity securities	60,572	—	60,572
Servicing rights	—	7,977	7,977
Derivative assets	—	43,686	43,686
Total assets at fair value	$130,897	$7,680,003	$7,810,900
Derivative liabilities	$—	$(19,029)	$(19,029)
Total liabilities at fair value	$—	$(19,029)	$(19,029)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Assets and liabilities measured at fair value on a non-recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities that may be measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.
Collateral dependent loans, OREO and other repossessed assets—The carrying amount of collateral dependent loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell when repayment is expected to come from the sale of the collateral. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets or collateral consisting of other business assets may be based on third-party appraisals or internal analyses that use market approaches to valuation incorporating a combination of observable and unobservable inputs.
Fair value measurements related to collateral dependent loans, OREO and other repossessed assets are generally classified within level 3 of the fair value hierarchy.
Loans held for sale—Loans not originated or otherwise acquired with the intent to sell are transferred into the held for sale classification at the lower of carrying amount or fair value, typically determined based on the estimated selling price of the loans. These fair value measurements are typically classified within level 3 of the fair value hierarchy.
Operating lease equipment—Fair values of impaired operating lease equipment are typically based upon discounted cash flow analyses, considering expected lease rates and estimated end of life residual values, typically obtained from independent appraisals. These fair value measurements are classified within level 3 of the fair value hierarchy.
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at December 31, 2020 and 2019, for which non-recurring changes in fair value have been recorded during the year then ended (in thousands):

	2020	2019
Collateral dependent loans	$73,803	$79,982
Loans held for sale	20,500	—
OREO and repossessed assets	2,786	1,098
Operating lease equipment	—	2,919
	$97,089	$83,999

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at December 31, 2020 and 2019 (dollars in thousands):

		2020		2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$397,716	$397,716	$214,673	$214,673
Investment securities	1/2	$9,176,683	$9,177,870	$7,769,237	$7,769,949
Non-marketable equity securities	2	$195,865	$195,865	$253,664	$253,664
Loans held for sale	2	$24,676	$25,057	$37,926	$39,731
Loans, net	3	$23,608,719	$24,205,016	$23,046,317	$23,350,684
Derivative assets	2	$123,830	$123,830	$43,686	$43,686
Liabilities:
Demand, savings and money market deposits	2	$22,688,617	$22,688,617	$17,047,344	$17,047,344
Time deposits	2	$4,807,199	$4,814,862	$7,347,247	$7,377,301
Federal funds purchased	2	$180,000	$180,000	$100,000	$100,000
FHLB advances	2	$3,122,999	$3,127,190	$4,480,501	$4,500,969
Notes and other borrowings	2	$722,495	$849,120	$429,338	$473,327
Derivative liabilities	2	$44,490	$44,490	$19,029	$19,029
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Total lending related commitments outstanding at December 31, 2020 were as follows (in thousands):

Commitments to fund loans	$419,526
Unfunded commitments under lines of credit	3,620,155
Commercial and standby letters of credit	93,325
$4,133,006
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
Note 16    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$289,761	$204,589
Investment securities available for sale, at fair value	104,274	60,572
Investment in BankUnited, N.A.	3,288,252	3,104,660
Other assets	29,978	42,454
Total assets	$3,712,265	$3,412,275
Liabilities and Stockholders' Equity:
Notes payable	$689,932	$395,090
Other liabilities	39,321	36,406
Stockholders' equity	2,983,012	2,980,779
Total liabilities and stockholders' equity	$3,712,265	$3,412,275

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Condensed Statements of Income

	Years Ended December 31,
	2020	2019	2018
Income:
Interest and dividends on investment securities available for sale	$4,214	$3,595	$3,532
Service fees from subsidiary	15,935	18,080	21,000
Equity in earnings of subsidiary	224,734	335,723	349,937
Gain (loss) on investment securities	3,822	2,690	(2,805)
Total	248,705	360,088	371,664
Expense:
Interest on borrowings	29,041	20,200	20,165
Employee compensation and benefits	24,867	28,270	28,477
Other	3,711	4,396	5,617
Total	57,619	52,866	54,259
Income before income taxes	191,086	307,222	317,405
Benefit for income taxes	(6,767)	(5,876)	(7,461)
Net income	$197,853	$313,098	$324,866

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Condensed Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$197,853	$313,098	$324,866
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(224,734)	(30,723)	70,064
Equity based compensation	20,367	23,367	23,137
Other	10,171	(8,656)	(15,654)
Net cash provided by operating activities	3,657	297,086	402,413
Cash flows from investing activities:
Purchase of marketable equity securities	(53,266)	(8,963)	—
Proceeds from repayments, sale, maturities and calls of investment securities	13,426	11,575	—
Other	—	(142)	(156)
Net cash provided by (used in) investing activities	(39,840)	2,470	(156)
Cash flows from financing activities:
Proceeds from issuance of notes payable	293,858	—	—
Dividends paid	(86,522)	(84,083)	(91,305)
Proceeds from exercise of stock options	19,611	5,817	7,727
Repurchase of common stock	(100,972)	(154,030)	(299,972)
Other	(4,620)	(6,514)	(6,560)
Net cash provided by (used in) financing activities	121,355	(238,810)	(390,110)
Net increase in cash and cash equivalents	85,172	60,746	12,147
Cash and cash equivalents, beginning of period	204,589	143,843	131,696
Cash and cash equivalents, end of period	$289,761	$204,589	$143,843
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$22,309	$20,775	$21,673
Dividends received by BankUnited, Inc. from the Bank totaled $305 million and $420 million for the years ended December 31, 2019, and 2018, respectively. No dividends were received by BankUnited, Inc. from the Bank during the year ended December 31, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 17    Quarterly Financial Information (Unaudited)
Financial information by quarter for the years ended December 31, 2020 and 2019 follows (in thousands, except per share data):

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$251,120	$254,572	$267,778	$294,139	$1,067,609
Interest expense	57,754	67,093	77,441	113,563	315,851
Net interest income before provision for credit losses	193,366	187,479	190,337	180,576	751,758
Provision for (recovery of) credit losses	(1,643)	29,232	25,414	125,428	178,431
Net interest income after provision for credit losses	195,009	158,247	164,923	55,148	573,327
Non-interest income	35,280	36,292	38,351	23,298	133,221
Non-interest expense	123,324	108,627	106,370	118,868	457,189
Income (loss) before income taxes	106,965	85,912	96,904	(40,422)	249,359
Provision (benefit) for income taxes	21,228	19,353	20,396	(9,471)	51,506
Net income (loss)	$85,737	$66,559	$76,508	$(30,951)	$197,853
Earnings (loss) per common share, basic	$0.89	$0.70	$0.80	$(0.33)	$2.06
Earnings (loss) per common share, diluted	$0.89	$0.70	$0.80	$(0.33)	$2.06

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$309,410	$323,402	$327,229	$321,829	$1,281,870
Interest expense	124,099	137,712	136,346	130,928	529,085
Net interest income before provision for credit losses	185,311	185,690	190,883	190,901	752,785
Provision for (recovery of) credit losses	(469)	1,839	(2,747)	10,281	8,904
Net interest income after provision for credit losses	185,780	183,851	193,630	180,620	743,881
Non-interest income	37,756	37,856	35,337	36,255	147,204
Non-interest expense	119,008	121,306	120,085	126,690	487,089
Income before income taxes	104,528	100,401	108,882	90,185	403,996
Provision for income taxes	15,072	24,182	27,431	24,213	90,898
Net income	$89,456	$76,219	$81,451	$65,972	$313,098
Earnings per common share, basic	$0.91	$0.78	$0.81	$0.65	$3.14
Earnings per common share, diluted	$0.91	$0.77	$0.81	$0.65	$3.13

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
Effective January 1, 2020, the Company adopted ASU 2016-13. The Company designed new controls and modified existing controls as part of its adoption. These additional internal controls over financial reporting included controls over model governance, assumptions, the determination of a reasonable and supportable economic forecast, and expanded controls over loan level data.
During the year ended December 31, 2020, other than described in the preceding paragraph, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment and have not identified any instances in which our control environment has failed to operate effectively. We are continually monitoring and assessing any impact of the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2021 annual meeting of stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2021 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2021 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2021 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2021 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)List of documents filed as part of this report:
1)    Financial Statements:
    Management's Report on Internal Control Over Financial Reporting
    Reports of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019
    Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
    Notes to Consolidated Financial Statements
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
Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Annual Report on Form 10-K of the Company filed February 28, 2018
3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed August 15, 2016
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
4.2	Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.3	First Supplemental Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.4	Form of 4.875% Senior Note due 2025 (included as part of Exhibit 4.3 above)	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.5	Indenture dated as of June 11, 2020 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed June 11, 2020
4.6	First Supplemental Indenture dated as of June 11, 2020 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed June 11, 2020
4.7	Form of 5.125% Subordinated Notes due 2030	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed, June 11, 2020
10.1	BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1b to the Annual Report on Form 10-K of the Company filed February 26, 2015
10.1a	Amendment to the BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1a to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3a	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.3b	BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 11, 2014
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
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

BANKUNITED, INC.
Date:	February 26, 2021	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Leslie N. Lunak
/s/ TERE BLANCA	Director	February 26, 2021
Tere Blanca
/s/ JOHN N. DIGIACOMO	Director	February 26, 2021
John N. DiGiacomo
/s/ MICHAEL J. DOWLING	Director	February 26, 2021
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 26, 2021
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 26, 2021
A. Gail Prudenti
/s/ WILLIAM S. RUBENSTEIN	Director	February 26, 2021
William S. Rubenstein
/s/ SANJIV SOBTI	Director	February 26, 2021
Sanjiv Sobti
/s/ LYNNE WINES	Director	February 26, 2021
Lynne Wines