Form 10-Q
period 2021-03-31
BankUnited, Inc.
filed 2021-05-05
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of May 3, 2021 was 93,242,811.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2021

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CRE	Commercial real estate
DFAST	Dodd-Frank Act Stress Test
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HPI	Home price indices
HTM	Held to maturity
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
ii

MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSLF	Federal Reserve Main Street Lending Facility
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration’s Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PSU	Performance Share Unit
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VIX	CBOE Volatility Index
WARM	Weighted-average remaining maturity

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks:
Non-interest bearing	$20,750	$20,233
Interest bearing	1,029,046	377,483
Cash and cash equivalents	1,049,796	397,716
Investment securities (including securities recorded at fair value of $9,234,784 and $9,166,683)	9,244,784	9,176,683
Non-marketable equity securities	177,709	195,865
Loans held for sale	13,770	24,676
Loans	23,361,067	23,866,042
Allowance for credit losses	(220,934)	(257,323)
Loans, net	23,140,133	23,608,719
Bank owned life insurance	301,881	294,629
Operating lease equipment, net	681,003	663,517
Goodwill	77,637	77,637
Other assets	492,526	571,051
Total assets	$35,179,239	$35,010,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,965,658	$7,008,838
Interest bearing	3,096,668	3,020,039
Savings and money market	12,885,645	12,659,740
Time	3,784,111	4,807,199
Total deposits	27,732,082	27,495,816
Federal funds purchased	—	180,000
FHLB advances	3,022,174	3,122,999
Notes and other borrowings	721,753	722,495
Other liabilities	641,395	506,171
Total liabilities	32,117,404	32,027,481

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 93,263,632 and 93,067,500 shares issued and outstanding	933	931
Paid-in capital	1,008,603	1,017,518
Retained earnings	2,091,124	2,013,715
Accumulated other comprehensive loss	(38,825)	(49,152)
Total stockholders' equity	3,061,835	2,983,012
Total liabilities and stockholders' equity	$35,179,239	$35,010,493

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans	$205,335	$234,359
Investment securities	38,501	56,060
Other	1,593	3,720
Total interest income	245,429	294,139
Interest expense:
Deposits	22,376	82,822
Borrowings	26,813	30,741
Total interest expense	49,189	113,563
Net interest income before provision for credit losses	196,240	180,576
Provision for (recovery of) credit losses	(27,989)	125,428
Net interest income after provision for credit losses	224,229	55,148
Non-interest income:
Deposit service charges and fees	4,900	4,186
Gain on sale of loans, net	1,754	3,466
Gain (loss) on investment securities, net	2,365	(3,453)
Lease financing	12,488	15,481
Other non-interest income	8,789	3,618
Total non-interest income	30,296	23,298
Non-interest expense:
Employee compensation and benefits	59,288	58,887
Occupancy and equipment	11,875	12,369
Deposit insurance expense	7,450	4,403
Professional fees	1,912	3,204
Technology and telecommunications	15,741	12,596
Depreciation of operating lease equipment	12,217	12,603
Other non-interest expense	14,738	14,806
Total non-interest expense	123,221	118,868
Income (loss) before income taxes	131,304	(40,422)
Provision (benefit) for income taxes	32,490	(9,471)
Net income (loss)	$98,814	$(30,951)
Earnings (loss) per common share, basic	$1.06	$(0.33)
Earnings (loss) per common share, diluted	$1.06	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$98,814	$(30,951)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding loss arising during the period	(22,485)	(213,160)
Reclassification adjustment for net securities gains realized in income	(2,955)	(1,140)
Net change in unrealized gains (losses) on securities available for sale	(25,440)	(214,300)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	24,611	(80,814)
Reclassification adjustment for net losses realized in income	11,156	3,349
Net change in unrealized losses on derivative instruments	35,767	(77,465)
Other comprehensive income (loss)	10,327	(291,765)
Comprehensive income (loss)	$109,141	$(322,716)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$98,814	$(30,951)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion, net	(8,202)	(5,520)
Provision for (recovery of) credit losses	(27,989)	125,428
Gain on sale of loans, net	(1,754)	(3,466)
(Gain) loss on investment securities, net	(2,365)	3,453
Equity based compensation	7,669	3,637
Depreciation and amortization	18,142	10,319
Deferred income taxes	6,599	945
Proceeds from sale of loans held for sale	203,155	191,783
Loans originated for sale, net of repayments	—	(13,036)
Other:
(Increase) decrease in other assets	24,498	(25,028)
Increase (decrease) in other liabilities	67,832	(194,044)
Net cash provided by operating activities	386,399	63,520

Cash flows from investing activities:
Purchase of investment securities	(920,302)	(945,793)
Proceeds from repayments and calls of investment securities	535,586	282,822
Proceeds from sale of investment securities	410,242	306,532
Purchase of non-marketable equity securities	(1,199)	(79,688)
Proceeds from redemption of non-marketable equity securities	19,355	51,638
Purchases of loans	(963,441)	(502,628)
Loan originations and repayments, net	1,164,935	309,963
Proceeds from sale of loans, net	114,742	9,332
Acquisition of operating lease equipment	(38,875)	—
Other investing activities	(1,771)	(11,641)
Net cash used in (provided by) investing activities	319,272	(579,463)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	236,266	606,180
Net decrease in federal funds purchased	(180,000)	(100,000)
Additions to FHLB borrowings	920,000	1,746,000
Repayments of FHLB borrowings	(1,020,000)	(1,086,000)
Dividends paid	(22,309)	(20,775)
Repurchase of common stock	(7,263)	(100,972)
Other financing activities	19,715	23,535
Net cash provided by (used in) financing activities	(53,591)	1,067,968
Net increase in cash and cash equivalents	652,080	552,025
Cash and cash equivalents, beginning of period	397,716	214,673
Cash and cash equivalents, end of period	$1,049,796	$766,698

Supplemental disclosure of cash flow information:
Interest paid	$41,379	$111,191
Income taxes paid, net	$39,459	$4,891

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$—	$4,096
Transfers from loans to loans held for sale	$305,028	$164,293
Dividends declared, not paid	$21,405	$21,927

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012
Comprehensive income	—	—	—	98,814	10,327	109,141
Dividends ($0.23 per common share)	—	—	—	(21,405)	—	(21,405)
Equity based compensation	539,711	5	4,007	—	—	4,012
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(140,084)	(1)	(5,686)	—	—	(5,687)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(205,064)	(2)	(7,261)	—	—	(7,263)
Balance at March 31, 2021	93,263,632	$933	$1,008,603	$2,091,124	$(38,825)	$3,061,835

Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Balance at January 1, 2020	95,128,231	951	1,083,920	1,903,918	(31,827)	2,956,962
Comprehensive loss	—	—	—	(30,951)	(291,765)	(322,716)
Dividends ($0.23 per common share)	—	—	—	(21,927)	—	(21,927)
Equity based compensation	687,008	7	7,666	—	—	7,673
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(143,368)	(2)	(4,418)	—	—	(4,420)
Exercise of stock options	60,000	1	1,528	—	—	1,529
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at March 31, 2020	92,406,294	$924	$987,757	$1,851,040	$(323,592)	$2,516,129

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 69 banking centers located in 14 Florida counties and 4 banking centers located in the New York metropolitan area at March 31, 2021. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Three Months Ended March 31, 2021
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
ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU clarifies that certain optional expedients and exceptions provided for in ASU No. 2020-04 for applying GAAP to contract modifications and hedging relationships apply to derivatives that are affected by the discounting transition. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Company elected to adopt this ASU on a retrospective basis. The impact of adoption of this ASU on the Company's consolidated financial position, results of operations, and cash flows was not material.
Accounting Pronouncements Not Yet Adopted
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models for these instruments, resulting in fewer embedded conversion features being separately recognized from the host contract. Additionally, this ASU revises the criteria for determining whether contracts in an entity's own equity meet the scope exception from derivative accounting, which will change the population of contracts that are recognized as assets or liabilities. The amendments in this ASU also revise certain aspects of the guidance on calculating earnings per share with respect to convertible instruments and instruments that may be settled in the entity's own shares. This ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2021. The Company has not finalized its evaluation of the impact of adoption on its consolidated financial position, results of operations, and cash flows, but the impact is not currently expected to be material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2021	2020
Basic earnings per common share:
Numerator:
Net income (loss)	$98,814	$(30,951)
Distributed and undistributed earnings allocated to participating securities	(1,252)	—
Income (loss) allocated to common stockholders for basic earnings per common share	$97,562	$(30,951)
Denominator:
Weighted average common shares outstanding	93,075,702	93,944,529
Less average unvested stock awards	(1,205,529)	(1,101,370)
Weighted average shares for basic earnings (loss) per common share	91,870,173	92,843,159
Basic earnings (loss) per common share	$1.06	$(0.33)
Diluted earnings (loss) per common share:
Numerator:
Income (loss) allocated to common stockholders for basic earnings per common share	$97,562	$(30,951)
Adjustment for earnings reallocated from participating securities	1	—
Income (loss) used in calculating diluted earnings per common share	$97,563	$(30,951)
Denominator:
Weighted average shares for basic earnings (loss) per common share	91,870,173	92,843,159
Dilutive effect of stock options and certain shared-based awards	93,540	—
Weighted average shares for diluted earnings per common share	91,963,713	92,843,159
Diluted earnings (loss) per common share	$1.06	$(0.33)
Potentially dilutive unvested shares and share units totaling 1,283,294 and 1,768,769 were outstanding at March 31, 2021 and 2020, respectively, but excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$119,062	$617	$(4,566)	$115,113
U.S. Government agency and sponsored enterprise residential MBS	2,142,807	23,882	(5,168)	2,161,521
U.S. Government agency and sponsored enterprise commercial MBS	656,629	5,969	(9,770)	652,828
Private label residential MBS and CMOs	1,153,561	9,239	(1,832)	1,160,968
Private label commercial MBS	2,639,383	18,785	(11,118)	2,647,050
Single family rental real estate-backed securities	636,322	11,766	(665)	647,423
Collateralized loan obligations	1,104,027	352	(7,122)	1,097,257
Non-mortgage asset-backed securities	189,038	3,761	—	192,799
State and municipal obligations	212,110	18,562	—	230,672
SBA securities	227,743	2,274	(3,480)	226,537
	9,080,682	$95,207	$(43,721)	9,132,168
Investment securities held to maturity	10,000			10,000
	$9,090,682			9,142,168
Marketable equity securities				102,616
				$9,244,784

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

	December 31, 2020
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
Investment securities held to maturity at March 31, 2021 and December 31, 2020 consisted of one State of Israel bond maturing in 2024. At March 31, 2021 and December 31, 2020 accrued interest receivable on investments totaled $15 million and $17 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At March 31, 2021, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,009,033	$1,012,050
Due after one year through five years	5,576,390	5,618,974
Due after five years through ten years	1,893,637	1,896,667
Due after ten years	601,622	604,477
	$9,080,682	$9,132,168
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $3.8 billion and $4.1 billion at March 31, 2021 and December 31, 2020, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Proceeds from sale of investment securities AFS	$410,242	$306,532

Gross realized gains on investment securities AFS	$3,992	$1,532
Gross realized losses on investment securities AFS	(25)	(2)
Net realized gain	3,967	1,530

Net unrealized losses on marketable equity securities recognized in earnings	(1,602)	(4,983)

Gain (loss) on investment securities, net	$2,365	$(3,453)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$69,412	$(4,566)	$—	$—	$69,412	$(4,566)
U.S. Government agency and sponsored enterprise residential MBS	198,887	(1,452)	378,588	(3,716)	577,475	(5,168)
U.S. Government agency and sponsored enterprise commercial MBS	157,330	(9,423)	84,164	(347)	241,494	(9,770)
Private label residential MBS and CMOs	544,804	(1,832)	—	—	544,804	(1,832)
Private label commercial MBS	592,128	(8,576)	352,125	(2,542)	944,253	(11,118)
Single family rental real estate-backed securities	115,200	(665)	—	—	115,200	(665)
Collateralized loan obligations	—	—	849,427	(7,122)	849,427	(7,122)
SBA securities	—	—	128,610	(3,480)	128,610	(3,480)
	$1,677,761	$(26,514)	$1,792,914	$(17,207)	$3,470,675	$(43,721)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

	December 31, 2020
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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three months ended March 31, 2021 and 2020. At March 31, 2021 the Company did not have an intent to sell securities that were in significant unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At March 31, 2021, 165 securities available for sale were in unrealized loss positions. The unrealized losses are primarily attributable to changes in interest rates and, in some cases, volatility in the financial markets since their purchase. The amount of impairment related to 51 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.5 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at March 31, 2021 is further discussed below.
U.S. Government Agency and Government Sponsored Enterprise Securities
At March 31, 2021, four U.S. treasury, twenty-nine U.S. Government agency and sponsored enterprise residential MBS, eleven U.S. Government agency and sponsored enterprise commercial MBS and eleven SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2021. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at March 31, 2021, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Private label residential MBS and CMOs
At March 31, 2021, eight private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our March 31, 2021 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 13%. As of March 31, 2021, all of the impaired securities in this category were externally rated AAA.
Private label commercial MBS
At March 31, 2021, twenty-seven private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, special servicing trends, delinquency and other economic data which would indicate further stress in the sector. Unrealized losses in this sector were primarily attributable to changes in benchmark interest rates.
Our March 31, 2021 analysis projected weighted average collateral losses for impaired securities in this category of 11% compared to weighted average credit support of 38%. As of March 31, 2021, 82% of impaired securities in this category, based on carrying value, were externally rated AAA, 11% were rated AA and 7% were rated A.
Single family rental real estate-backed securities
At March 31, 2021, three single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home prices appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our March 31, 2021 analysis projected weighted average collateral losses for this category of 19% compared to weighted average credit support of 45%. As of March 31, 2021, all of the impaired securities in this category were externally rated AAA.
Collateralized loan obligations
At March 31, 2021, twenty-one collateralized loan obligations were in unrealized loss positions primarily due to widening spreads since the date of purchase. Unrealized losses in this portfolio sector are now lower than their pre-COVID levels in the aggregate. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our March 31, 2021 analysis projected weighted average collateral losses for impaired securities in this category of 22% compared to weighted average credit support of 43%. As of March 31, 2021, 79% of the impaired securities in this category, based on carrying value, were externally rated AAA, 16% were rated AA and 5% were rated A.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,817,116	20.6%	$4,922,836	20.6%
Government insured residential	1,759,289	7.5%	1,419,074	5.9%
Other consumer loans	6,042	—%	6,312	0.1%
	6,582,447	28.1%	6,348,222	26.6%
Commercial:
Multi-family	1,507,462	6.5%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,871,110	20.9%	4,963,273	20.8%
Construction and land	287,821	1.2%	293,307	1.2%
Owner occupied commercial real estate	1,932,153	8.3%	2,000,770	8.4%
Commercial and industrial	4,048,473	17.3%	4,447,383	18.6%
PPP	911,951	3.9%	781,811	3.3%
Pinnacle	1,088,685	4.7%	1,107,386	4.6%
Bridge - franchise finance	524,617	2.2%	549,733	2.3%
Bridge - equipment finance	460,391	2.0%	475,548	2.0%
Mortgage warehouse lending	1,145,957	4.9%	1,259,408	5.3%
	16,778,620	71.9%	17,517,820	73.4%
Total loans	23,361,067	100.0%	23,866,042	100.0%
Allowance for credit losses	(220,934)		(257,323)
Loans, net	$23,140,133		$23,608,719
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $35 million and $39 million at March 31, 2021 and December 31, 2020, respectively. The amortized cost basis of residential PCD loans was $110 million and the related amount of non-credit discount was $106 million at March 31, 2021. The ACL related to PCD residential loans was $2.2 million and $2.8 million at March 31, 2021 and December 31, 2020, respectively.
Included in the table above are direct or sales type finance leases totaling $665 million and $670 million at March 31, 2021 and December 31, 2020, respectively. The amount of income recognized from direct or sales type finance leases for the three months ended March 31, 2021 and 2020 totaled $5.4 million and $5.5 million, respectively and is recorded as interest income on loans in the consolidated statements of income.
During the three months ended March 31, 2021 and 2020, the Company purchased 1-4 single family residential loans totaling $963 million and $503 million, respectively. Purchases for the three months ended March 31, 2021 and 2020 included $578 million, and $286 million, respectively, of government insured residential loans.
At March 31, 2021 and December 31, 2020, the Company had pledged loans with a carrying value of approximately $9.4 billion and $9.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At March 31, 2021 and December 31, 2020, accrued interest receivable on loans, net of related ACL, totaled $101 million and $99 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three months ended March 31, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period based on a single economic scenario. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021			2020
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance, December 31	$18,719	$238,604	$257,323	$11,154	$97,517	$108,671
Impact of adoption of ASU 2016-13	—	—	—	8,098	19,207	27,305
Balance after adoption of ASU 2016-13	18,719	238,604	257,323	19,252	116,724	135,976
Provision (recovery)	(2,864)	(23,442)	(26,306)	(6,648)	128,513	121,865
Charge-offs	(14)	(11,978)	(11,992)	(31)	(7,775)	(7,806)
Recoveries	3	1,906	1,909	3	541	544
Ending balance, March 31	$15,844	$205,090	$220,934	$12,576	$238,003	$250,579
The decrease in the ACL from December 31, 2020 to March 31, 2021 related primarily to the recovery of credit losses recorded during the three months ended March 31, 2021. The recovery of provision was driven largely by an improving economic forecast. The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to March 31, 2020 was reflective of the impact of the COVID-19 pandemic on current economic conditions, the economic forecast and on individual borrowers and portfolio sub-segments.
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Amount related to funded portion of loans	$(26,306)	$121,865
Amount related to off-balance sheet credit exposures	(1,048)	3,563
Amount related to accrued interest receivable	(271)	—
Amount related to AFS debt securities	(364)	—
Total provision for (recovery of) credit losses	$(27,989)	$125,428
Credit quality information
The credit quality of the loan portfolio has been and may continue to be impacted by the continuing COVID-19 crisis, its impact on the economy broadly and more specifically on the Company's individual borrowers. Uncertainty continues to exist about the full extent of this impact and the trajectory of recovery. The ultimate impact may not be fully reflected in some of the credit quality indicators disclosed below. Delinquency statistics may not be fully reflective of the impact of the COVID-19 crisis due to deferral and modification programs offered to affected borrowers.
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential and other consumer loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated at least annually, and were most recently updated in the first quarter of 2021. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment and wages, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	March 31, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$219,576	$1,202,652	$551,812	$330,672	$514,051	$1,917,624	$4,736,387
30 - 59 Days Past Due	—	32,608	6,878	2,793	2,349	15,438	60,066
60 - 89 Days Past Due	—	—	—	1,172	—	3,259	4,431
90 Days or More Past Due	—	—	—	3,944	853	11,435	16,232
	$219,576	$1,235,260	$558,690	$338,581	$517,253	$1,947,756	$4,817,116

	December 31, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$1,092,183	$645,993	$374,838	$611,377	$740,749	$1,392,192	$4,857,332
30 - 59 Days Past Due	17,826	5,741	2,564	927	2,913	18,880	48,851
60 - 89 Days Past Due	111	145	435	—	2,825	3,973	7,489
90 Days or More Past Due	—	807	1,762	53	1,027	5,515	9,164
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	March 31, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$89,627	$444,289	$121,469	$72,176	$149,738	$698,583	$1,575,882
61% - 70%	58,280	333,773	132,020	81,107	105,229	473,310	1,183,719
71% - 80%	71,669	455,711	294,828	164,433	220,928	734,549	1,942,118
More than 80%	—	1,487	10,373	20,865	41,358	41,314	115,397
	$219,576	$1,235,260	$558,690	$338,581	$517,253	$1,947,756	$4,817,116

	December 31, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$395,977	$143,273	$82,199	$174,223	$286,092	$487,487	$1,569,251
61% - 70%	298,941	151,633	92,928	119,381	184,119	341,159	1,188,161
71% - 80%	413,003	344,998	181,852	271,605	258,931	565,781	2,036,170
More than 80%	2,199	12,782	22,620	47,148	18,372	26,133	129,254
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	March 31, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$182,867	$913,350	$360,569	$199,818	$360,981	$1,333,959	$3,351,544
720 - 759	30,756	234,942	117,967	69,185	96,854	348,809	898,513
719 or less	5,953	86,968	80,154	69,578	59,418	264,988	567,059
	$219,576	$1,235,260	$558,690	$338,581	$517,253	$1,947,756	$4,817,116

	December 31, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$843,199	$435,582	$225,292	$451,304	$549,119	$956,254	$3,460,750
720 - 759	223,831	128,875	84,602	102,859	130,592	256,703	927,462
719 or less	43,090	88,229	69,705	58,194	67,803	207,603	534,624
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Commercial credit exposure based on internal risk rating:

	March 31, 2021
	Amortized Cost By Origination Year						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
Multi-Family
Pass	$30,039	$168,936	$251,014	$143,027	$167,997	$364,398	$39,383	$1,164,794
Special mention	—	—	—	15,260	11,204	10,881	—	37,345
Substandard	—	20,716	38,331	9,623	32,359	204,294	—	305,323
Total Multi-Family	$30,039	$189,652	$289,345	$167,910	$211,560	$579,573	$39,383	$1,507,462

Non-owner occupied commercial real estate
Pass	$129,110	$531,385	$1,047,328	$636,932	$405,182	$985,104	$90,983	$3,826,024
Special mention	—	2,668	30,000	16,181	36,977	22,199	—	108,025
Substandard	—	26,120	162,530	72,832	72,857	602,722	—	937,061
Total non-owner occupied commercial real estate	$129,110	$560,173	$1,239,858	$725,945	$515,016	$1,610,025	$90,983	$4,871,110

Construction and Land
Pass	$—	$27,795	$132,255	$10,139	$48,307	$27,494	$5,469	$251,459
Special mention	—	1,047	5,708	—	8,604	—	—	15,359
Substandard	—	111	2,570	9,250	—	9,072	—	21,003
Total Construction and Land	$—	$28,953	$140,533	$19,389	$56,911	$36,566	$5,469	$287,821

Owner occupied commercial real estate
Pass	$19,605	$228,254	$295,650	$246,467	$221,675	$600,161	$29,849	$1,641,661
Special mention	—	1,802	4,075	7,160	25,158	29,950	—	68,145
Substandard	—	5,565	25,848	25,556	43,420	121,958	—	222,347
Total owner occupied commercial real estate	$19,605	$235,621	$325,573	$279,183	$290,253	$752,069	$29,849	$1,932,153

Commercial and industrial
Pass	$161,114	$510,874	$699,542	$180,955	$224,376	$213,571	$1,556,288	$3,546,720
Special mention	—	5,757	40,298	17,911	1,657	2,627	110,670	178,920
Substandard	—	19,651	123,238	40,754	13,464	49,524	58,791	305,422
Doubtful	—	—	—	—	—	—	17,411	17,411
Total commercial and industrial	$161,114	$536,282	$863,078	$239,620	$239,497	$265,722	$1,743,160	$4,048,473

PPP
Pass	$265,420	$646,531	$—	$—	$—	$—	$—	$911,951
Total PPP	$265,420	$646,531	$—	$—	$—	$—	$—	$911,951

Pinnacle
Pass	$26,973	$150,085	$111,993	$65,030	$206,208	$528,396	$—	$1,088,685
Total Pinnacle	$26,973	$150,085	$111,993	$65,030	$206,208	$528,396	$—	$1,088,685

Bridge - Franchise Finance
Pass	$2,494	$53,883	$123,704	$24,681	$13,699	$18,325	$—	$236,786
Special mention	—	271	8,852	937	—	685	—	10,745
Substandard	—	30,846	108,767	84,298	31,381	21,302	—	276,594
Doubtful	—	—	—	—	—	492	—	492
Total Bridge - Franchise Finance	$2,494	$85,000	$241,323	$109,916	$45,080	$40,804	$—	$524,617

Bridge - Equipment Finance
Pass	$35,167	$20,459	$127,129	$58,366	$39,360	$73,088	$—	$353,569
Special mention	—	—	—	1,792	—	—	—	1,792
Substandard	—	—	29,083	26,358	49,589	—	—	105,030
Total Bridge - Equipment Finance	$35,167	$20,459	$156,212	$86,516	$88,949	$73,088	$—	$460,391

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,145,957	$1,145,957
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,145,957	$1,145,957

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

	December 31, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Multi-Family
Pass	$184,287	$264,254	$149,188	$206,768	$203,481	$313,758	$38,509	$1,360,245
Special mention	—	390	10,985	11,260	8,400	5,300	—	36,335
Substandard	8,393	25,239	9,645	15,125	43,920	140,299	—	242,621
Total Multi-Family	$192,680	$289,883	$169,818	$233,153	$255,801	$459,357	$38,509	$1,639,201

Non-owner occupied commercial real estate
Pass	$532,567	$1,070,940	$706,730	$442,599	$462,201	$607,922	$99,627	$3,922,586
Special mention	2,687	56,533	16,271	34,283	43,699	66,370	—	219,843
Substandard	30,401	132,814	69,507	56,219	288,998	242,905	—	820,844
Total non-owner occupied commercial real estate	$565,655	$1,260,287	$792,508	$533,101	$794,898	$917,197	$99,627	$4,963,273

Construction and Land
Pass	$20,860	$158,413	$9,003	$48,657	$26,845	$904	$297	$264,979
Special mention	—	—	8,010	8,604	4,284	—	—	20,898
Substandard	23	1,366	1,287	—	4,408	346	—	7,430
Total Construction and Land	$20,883	$159,779	$18,300	$57,261	$35,537	$1,250	$297	$293,307

Owner occupied commercial real estate
Pass	$229,670	$263,138	$251,413	$232,171	$288,403	$361,130	$17,281	$1,643,206
Special mention	2,593	42,485	11,789	41,799	19,839	20,347	17,985	156,837
Substandard	2,615	24,673	21,114	36,411	26,997	79,860	9,057	200,727
Total owner occupied commercial real estate	$234,878	$330,296	$284,316	$310,381	$335,239	$461,337	$44,323	$2,000,770

Commercial and industrial
Pass	$574,601	$759,384	$257,451	$250,787	$165,105	$47,086	$1,882,856	$3,937,270
Special mention	10,387	49,471	17,096	2,451	20,838	2,977	66,385	169,605
Substandard	21,122	120,275	34,045	14,073	29,907	31,478	89,436	340,336
Doubtful	—	—	—	—	—	172	—	172
Total commercial and industrial	$606,110	$929,130	$308,592	$267,311	$215,850	$81,713	$2,038,677	$4,447,383

PPP
Pass	$781,811	$—	$—	$—	$—	$—	$—	$781,811
Total PPP	$781,811	$—	$—	$—	$—	$—	$—	$781,811

Pinnacle
Pass	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386
Total Pinnacle	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386

Bridge - Franchise Finance
Pass	$48,741	$91,509	$23,650	$8,745	$11,817	$6,416	$—	$190,878
Special mention	2,693	54,271	5,175	4,699	2,088	2,667	—	71,593
Substandard	36,515	101,772	84,064	33,213	16,706	3,297	—	275,567
Doubtful	—	—	10,771	—	924	—	—	11,695
Total Bridge - Franchise Finance	$87,949	$247,552	$123,660	$46,657	$31,535	$12,380	$—	$549,733

Bridge - Equipment Finance
Pass	$23,684	$137,730	$66,004	$50,000	$36,963	$49,875	$—	$364,256
Special mention	—	—	19,542	16,863	—	—	—	36,405
Substandard	—	30,762	9,894	34,231	—	—	—	74,887
Total Bridge - Equipment Finance	$23,684	$168,492	$95,440	$101,094	$36,963	$49,875	$—	$475,548

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

At March 31, 2021, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	March 31, 2021
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,164,794	$3,826,024	$251,459	$1,641,661	$3,546,720	$911,951	$1,088,685	$236,786	$353,569	$1,145,957	$14,167,606
Special mention	37,345	108,025	15,359	68,145	178,920	—	—	10,745	1,792	—	420,331
Substandard - accruing	292,624	873,275	16,215	198,896	256,341	—	—	240,810	105,030	—	1,983,191
Substandard non-accruing	12,699	63,786	4,788	23,451	49,081	—	—	35,784	—	—	189,589
Doubtful	—	—	—	—	17,411	—	—	492	—	—	17,903
	$1,507,462	$4,871,110	$287,821	$1,932,153	$4,048,473	$911,951	$1,088,685	$524,617	$460,391	$1,145,957	$16,778,620

	December 31, 2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,360,245	$3,922,586	$264,979	$1,643,206	$3,937,270	$781,811	$1,107,386	$190,878	$364,256	$1,259,408	14,832,025
Special mention	36,335	219,843	20,898	156,837	169,605	—	—	71,593	36,405	—	711,516
Substandard -accruing	218,532	756,825	2,676	177,575	285,925	—	—	242,234	74,887	—	1,758,654
Substandard non-accruing	24,089	64,019	4,754	23,152	54,411	—	—	33,333	—	—	203,758
Doubtful	—	—	—	—	172	—	—	11,695	—	—	11,867
	$1,639,201	$4,963,273	$293,307	$2,000,770	$4,447,383	$781,811	$1,107,386	$549,733	$475,548	$1,259,408	$17,517,820
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	March 31, 2021					December 31, 2020
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,736,387	$60,066	$4,431	$16,232	$4,817,116	$4,857,332	$48,851	$7,489	$9,164	$4,922,836
Government insured residential	962,165	97,675	71,361	628,088	1,759,289	722,367	77,883	56,495	562,329	1,419,074
Other consumer loans	6,020	—	22	—	6,042	6,022	37	22	231	6,312
Multi-family	1,472,926	24,623	2,844	7,069	1,507,462	1,602,990	17,842	—	18,369	1,639,201
Non-owner occupied commercial real estate	4,791,332	41,223	2,302	36,253	4,871,110	4,876,823	34,117	20,291	32,042	4,963,273
Construction and land	281,127	5,460	888	346	287,821	288,032	4,530	399	346	293,307
Owner occupied commercial real estate	1,907,656	5,704	3,323	15,470	1,932,153	1,971,475	10,756	3,203	15,336	2,000,770
Commercial and industrial	3,990,577	27,923	7,454	22,519	4,048,473	4,366,009	52,117	552	28,705	4,447,383
PPP	911,951	—	—	—	911,951	781,811	—	—	—	781,811
Pinnacle	1,088,685	—	—	—	1,088,685	1,107,386	—	—	—	1,107,386
Bridge - franchise finance	484,927	10,664	4,157	24,869	524,617	498,831	16,423	8,664	25,815	549,733
Bridge - equipment finance	460,391	—	—	—	460,391	475,548	—	—	—	475,548
Mortgage warehouse lending	1,145,957	—	—	—	1,145,957	1,259,408	—	—	—	1,259,408
	$22,240,101	$273,338	$96,782	$750,846	$23,361,067	$22,814,034	$262,556	$97,115	$692,337	$23,866,042

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $35.9 million and $40.3 million at March 31, 2021 and December 31, 2020, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $629 million and $562 million at March 31, 2021 and December 31, 2020, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$25,063	$1,691	$28,828	$1,755
Commercial:
Multi-family	12,701	12,701	24,090	24,090
Non-owner occupied commercial real estate	63,785	35,298	64,017	32,843
Construction and land	4,788	4,442	4,754	4,408
Owner occupied commercial real estate	23,451	4,110	23,152	2,110
Commercial and industrial	66,491	10,810	54,584	9,235
Bridge - franchise finance	36,276	10,050	45,028	9,754
	$232,555	$79,102	$244,453	$84,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $48.2 million and $51.3 million at March 31, 2021 and December 31, 2020, respectively. The amount of interest income recognized on non-accrual loans was immaterial for the three months ended March 31, 2021 and 2020. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $3.0 million for both the three months ended March 31, 2021 and 2020.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$2,458	$2,427	$2,528	$2,513
Commercial:
Multi-family	12,701	12,701	24,090	24,090
Non-owner occupied commercial real estate	52,902	52,273	52,813	52,435
Construction and land	4,788	4,788	4,754	4,754
Owner occupied commercial real estate	17,247	17,247	14,814	14,777
Commercial and industrial	50,334	33,332	28,112	18,093
Bridge - franchise finance	25,991	17,975	28,986	12,832
Total commercial	163,963	138,316	153,569	126,981
	$166,421	$140,743	$156,097	$129,494

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the three months ended March 31, 2021.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $205 million, of which $195 million was government insured, at March 31, 2021 and $217 million, of which $209 million was government insured, at December 31, 2020. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at March 31, 2021 and December 31, 2020. In response to the COVID-19 pandemic, new foreclosure actions on residential loans have been temporarily suspended.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2021 and 2020 that experienced payment defaults during those periods (dollars in thousands):

	Three Months Ended March 31,
	2021				2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	—	$—	—	$—	1	$200	—	$—
Government insured residential	68	11,497	58	10,054	90	14,855	25	3,628
Non-owner occupied commercial real estate	—	—	—	—	1	4,249	—	—
Bridge - franchise finance	—	—	1	492	11	13,872	10	12,321
	68	$11,497	59	$10,546	103	$33,176	35	$15,949
TDRs during the three months ended March 31, 2021 and 2020 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. The majority of loan modifications or deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.
Note 5    Income Taxes
The Company’s effective income tax rate was 24.7% and 23.4% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2021 and 2020 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three months ended March 31, 2021 and 2020, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both March 31, 2021 and December 31, 2020.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2021
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.42%	3-Month LIBOR	2.3	$2,721,000	Other liabilities	$—	$(5,129)
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate borrowings	—%	—%	4.7	100,000	Other assets	1,992	—
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.54%	0.4	200,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.63%	Indexed to 1-month LIBOR	5.6	1,659,653	Other assets / Other liabilities	5,210	(28,815)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.63%	5.6	1,659,653	Other assets	69,959	(5,211)
Interest rate caps purchased, indexed to 1-month LIBOR			2.36%	2.9	43,000	Other assets	523	—
Interest rate caps sold, indexed to 1-month LIBOR		2.36%		2.9	43,000	Other liabilities	—	(523)
					$6,426,306		$77,684	$(39,678)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

	December 31, 2020
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.41%	3-Month LIBOR	2.5	$2,771,000	Other liabilities	$—	$(5,971)
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate borrowings	—%	—%	4.9	100,000	Other assets	485	—
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.55%	0.6	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.61%	Indexed to 1-month LIBOR	5.3	1,626,152	Other assets / Other liabilities	—	(38,519)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.61%	5.3	1,626,152	Other assets / Other liabilities	123,345	—
Interest rate caps purchased, indexed to 1-month LIBOR			3.72%	0.4	25,921	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.72%		0.4	25,921	Other liabilities	—	—
					$6,425,146		$123,830	$(44,490)
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,		Location of Loss Reclassified from AOCI into Income
	2021	2020
Interest rate contracts	$(14,975)	$(4,566)	Interest expense on borrowings
During the three months ended March 31, 2021 and 2020, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2021, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $45.7 million.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended March 31,		Location of Gain (Loss) in Consolidated Statements of Income
	2021	2020
Fair value adjustment on derivatives	$(827)	$4,020	Interest expense on borrowings
Fair value adjustment on hedged items	825	(3,908)	Interest expense on borrowings
Gain (loss) recognized on fair value hedges (ineffective portion)	$(2)	$112
The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$200,000	$250,000	FHLB advances
Cumulative fair value hedging adjustments	$1,174	$1,999	FHLB advances

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2021
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$5,733	$—	$5,733	$(4,757)	$—	$976
Derivative liabilities	(33,944)	—	(33,944)	4,757	29,187	—
	$(28,211)	$—	$(28,211)	$—	$29,187	$976

	December 31, 2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(44,490)	—	(44,490)	—	44,332	(158)
	$(44,490)	$—	$(44,490)	$—	$44,332	$(158)
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At March 31, 2021, the Company had pledged net financial collateral of $33.3 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding loss arising during the period	$(30,181)	$7,696	$(22,485)	$(286,636)	$73,476	$(213,160)
Amounts reclassified to gain on investment securities available for sale, net	(3,967)	1,012	(2,955)	(1,530)	390	(1,140)
Net change in unrealized gains (losses) on investment securities available for sale	(34,148)	8,708	(25,440)	(288,166)	73,866	(214,300)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	33,035	(8,424)	24,611	(109,951)	29,137	(80,814)
Amounts reclassified to interest expense on borrowings	14,975	(3,819)	11,156	4,556	(1,207)	3,349
Net change in unrealized losses on derivative instruments	48,010	(12,243)	35,767	(105,395)	27,930	(77,465)
Other comprehensive income (loss)	$13,862	$(3,535)	$10,327	$(393,561)	$101,796	$(291,765)
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other comprehensive income (loss)	(25,440)	35,767	10,327
Balance at March 31, 2021	$38,359	$(77,184)	$(38,825)

Balance at December 31, 2019	$28,185	$(60,012)	$(31,827)
Other comprehensive loss	(214,300)	(77,465)	(291,765)
Balance at March 31, 2020	$(186,115)	$(137,477)	$(323,592)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Note 8    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2020	1,161,835	$33.32
Granted	539,711	42.01
Vested	(413,527)	36.02
Canceled or forfeited	(4,725)	33.87
Unvested share awards outstanding, March 31, 2021	1,283,294	$36.10

Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24
Granted	599,766	30.90
Vested	(430,840)	39.36
Canceled or forfeited	(3,308)	38.58
Unvested share awards outstanding, March 31, 2020	1,216,073	$34.22
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. All shares granted prior to 2019 vest in equal annual installments over a period of three years from the date of grant. All shares granted in 2019 and later to Company employees vest in equal annual installments over a period of four years from the date of grant. Shares granted to the Company's Board of Directors vest over a period of one year.
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Closing price on date of grant	$42.01	$30.90
Aggregate grant date fair value of shares vesting	$14,893	$16,958
The total unrecognized compensation cost of $37.4 million for all unvested share awards outstanding at March 31, 2021 will be recognized over a weighted average remaining period of 3.18 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and generally vest on December 31st in equal tranches over three years for grants prior to 2019, and over four years for awards issued in 2019 and after. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of the performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
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
March 31, 2021

probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2020	156,555	179,793
Granted	63,814	63,814
Unvested executive share-based awards outstanding, March 31, 2021	220,369	243,607

Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Unvested executive share-based awards outstanding, March 31, 2020	218,847	231,819
The total liability for the share units was $5.6 million at March 31, 2021. The total unrecognized compensation cost of $14.8 million for these share units at March 31, 2021 will be recognized over a weighted average remaining period of 2.39 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019 vest over three years and awards related to the 2019 and subsequent performance periods vest in equal installments over a period of four years from the date of grant. No common stock was awarded pursuant to these incentive arrangements for the 2020 performance period. These awards are included in the summary of activity related to unvested share awards above. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
Option Awards
A summary of activity related to stock option awards for the three months ended March 31, 2021 and 2020 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2020	1,569	$15.94
Exercised	(1,569)	15.94
Option awards outstanding and exercisable, March 31, 2021	—	$—

Option awards outstanding, December 31, 2019	737,753	$26.64
Exercised	(60,000)	25.48
Option awards outstanding, March 31, 2020	677,753	$26.74
The intrinsic value of options exercised and related tax benefits was immaterial for the three months ended March 31, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

Note 9    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale and marketable equity securities—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise MBS, preferred stock investments for which level 1 valuations are not available, non-mortgage asset-backed securities, single family rental real estate-backed securities, private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2021
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$115,113	$—	$115,113
U.S. Government agency and sponsored enterprise residential MBS	—	2,161,521	2,161,521
U.S. Government agency and sponsored enterprise commercial MBS	—	652,828	652,828
Private label residential MBS and CMOs	—	1,160,968	1,160,968
Private label commercial MBS	—	2,647,050	2,647,050
Single family rental real estate-backed securities	—	647,423	647,423
Collateralized loan obligations	—	1,097,257	1,097,257
Non-mortgage asset-backed securities	—	192,799	192,799
State and municipal obligations	—	230,672	230,672
SBA securities	—	226,537	226,537
Marketable equity securities	102,616	—	102,616
Servicing rights	—	7,067	7,067
Derivative assets	—	77,684	77,684
Total assets at fair value	$217,729	$9,101,806	$9,319,535
Derivative liabilities	$—	$(39,678)	$(39,678)
Total liabilities at fair value	$—	$(39,678)	$(39,678)

	December 31, 2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$80,851	$—	$80,851
U.S. Government agency and sponsored enterprise residential MBS	—	2,405,570	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	—	539,354	539,354
Private label residential MBS and CMOs	—	998,603	998,603
Private label commercial MBS	—	2,526,354	2,526,354
Single family rental real estate-backed securities	—	650,888	650,888
Collateralized loan obligations	—	1,140,274	1,140,274
Non-mortgage asset-backed securities	—	253,261	253,261
State and municipal obligations	—	235,709	235,709
SBA securities	—	231,545	231,545
Marketable equity securities	104,274	—	104,274
Servicing rights	—	7,073	7,073
Derivative assets	—	123,830	123,830
Total assets at fair value	$185,125	$9,112,461	$9,297,586
Derivative liabilities	$—	$(44,490)	$(44,490)
Total liabilities at fair value	$—	$(44,490)	$(44,490)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value have been recorded (in thousands):

	March 31, 2021	December 31, 2020
Collateral dependent loans	$77,129	$73,803
Loans held for sale	11,300	20,500
OREO and repossessed assets	2,726	2,786
	$91,155	$97,089
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$1,049,796	$1,049,796	$397,716	$397,716
Investment securities	1/2	$9,244,784	$9,245,750	$9,176,683	$9,177,870
Non-marketable equity securities	2	$177,709	$177,709	$195,865	$195,865
Loans held for sale	2	$13,770	$14,063	$24,676	$25,057
Loans, net	3	$23,361,067	$23,721,941	$23,608,719	$24,205,016
Derivative assets	2	$77,684	$77,684	$123,830	$123,830
Liabilities:
Demand, savings and money market deposits	2	$23,947,971	$23,947,971	$22,688,617	$22,688,617
Time deposits	2	$3,784,111	$3,786,415	$4,807,199	$4,814,862
Federal funds purchased	2	$—	$—	$180,000	$180,000
FHLB advances	2	$3,022,174	$3,024,922	$3,122,999	$3,127,190
Notes and other borrowings	2	$721,753	$823,475	$722,495	$849,120
Derivative liabilities	2	$39,678	$39,678	$44,490	$44,490

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2021

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
Total lending related commitments outstanding at March 31, 2021 were as follows (in thousands):

Commitments to fund loans	$418,775
Unfunded commitments under lines of credit	4,013,395
Commercial and standby letters of credit	90,291
$4,522,461
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2021 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2020 Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future" and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by the COVID-19 pandemic. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2020 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities implemented a number of measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities. While many of these restrictions have been lifted or moderated and economic activity has started to resume, the pandemic and these precautionary measures have negatively impacted the global and domestic economies, including in the Company's primary market areas. Certain sectors to which the Company has credit exposure, such as travel and hospitality and retail have been particularly impacted. The response of the U.S. Government to the economic impact of the crisis was swift and broad-based. The government has taken a series of actions to support individuals, households and businesses that have been negatively impacted by the economic disruption caused by the pandemic including enactment and subsequent extension of the CARES Act. The Federal Reserve also enacted a suite of facilities using its emergency lending powers designed to support liquidity and the flow of credit. Banking regulators reduced reserve requirements and enacted rules designed to support financial institutions in their efforts to work with customers during this time. While development and deployment of vaccines and improvements in treatments for the virus are positive signs and economic indicators are showing improvement, uncertainty remains about the future trajectory of the virus and its ultimate impact on the economy and on our financial condition and results of operations.
A summary of the effects the COVID-19 pandemic has had on our Company is discussed in the "Impact of the COVID-19 Pandemic and Our Response" section in the MD&A of the Company's 2020 Annual report on Form 10-K. A discussion of how our Company continues to be and may be impacted in the future follows. These matters are discussed in further detail throughout this Form 10-Q.
Our results of operations and financial condition were impacted by the COVID-19 pandemic.
•The COVID-19 pandemic and its effect on the economy and our borrowers has impacted the provision for credit losses and the ACL. The provision for credit losses has been more volatile since the onset of the pandemic; deterioration in economic conditions led to a higher provision for credit losses during the year ended December 31, 2020, while improvement in economic conditions and our reasonable and supportable economic forecast contributed to a recovery of provision for credit losses of $(28.0) million for the quarter ended March 31, 2021. While key economic indicators and our economic forecast have improved and the rollout of vaccines has been gaining momentum, there continues to be significant uncertainty as to the ultimate impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL. The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in the economic outlook and by the evolving impact of COVID-19 on individual borrowers in the portfolio.

•Levels of criticized and classified assets and non-performing assets increased in 2020, largely as a result of the COVID-19 pandemic and its impact or potential impact on our borrowers and certain portfolio sub-segments. Additionally, a significant number of borrowers requested and were granted relief in the form of temporary payment deferrals or modifications. Risk ratings were re-evaluated for a substantial portion of the commercial portfolio during 2020, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the COVID-19 pandemic. We continue to closely monitor risk rating of the commercial portfolio. At March 31, 2021, total criticized and classified loans had declined by approximately $75 million to $2.6 billion from $2.7 billion at December 31, 2020, however, we did experience further migration from the special mention category to the substandard accruing category during the first quarter of 2021. Non-performing assets decreased to $236.4 million at March 31, 2021 from $247.6 million at December 31, 2020. If the economic recovery continues on the path of our current reasonable and supportable forecast, we would expect to see the impact of that recovery on the operations of borrowers, and would expect the level of criticized and classified assets to decline over the remainder of 2021. However, uncertainty remains about the trajectory of the COVID-19 virus and the economy, and the specific impact on our borrowers; therefore, the level of criticized and classified assets may not decline, and could in fact increase. Similarly, non-performing assets, charge-offs and delinquencies could increase from current levels, particularly as loans currently subject to temporary payment deferrals and modifications reach the end of those deferral or modification periods.
•The level of commercial loan origination activity, outside of our participation in the PPP, was lower in 2020 as a result of the pandemic, and commercial loan demand remained below pre-pandemic levels through the first quarter of 2021. Line utilization also remained below pre-pandemic levels.
The pandemic continues to impact our operations. Currently, the substantial majority of our non-branch employees are working remotely. We have not experienced any significant operational difficulties, technology failures or outages, or customer service disruptions as a result of the transition to a remote work environment. 90% of our branches remain open to serve customers via drive-through or lobby appointments, in some cases operating with reduced hours. We have focused on ensuring that our technology systems and internal controls continue to operate effectively in a remote work environment. We have put mechanisms in place to allow us to evaluate all significant modifications to processes and procedures to insure continued effectiveness of our control environment. We have not identified any instances in which our control environment has failed to operate effectively.
Customer demand for our products and services, particularly lending products, has been and may continue to be negatively affected by the impact of the pandemic on their businesses or by social distancing measures. Potential borrowers impacted by the pandemic may no longer meet our underwriting criteria. Loan production in many portfolio segments may continue to be muted, at least in the near term. While we currently expect loan production to increase by the second half of 2021, our ability to increase production will depend on the future trajectory of the pandemic and on the pace and timing of economic recovery.
In response to the pandemic, we prioritized risk management and implemented a number of measures to support our customers, employees and communities. Specifically, we have:
•Activated and continue to operate under our business continuity plan under the leadership of executive management.
•Enhanced liquidity monitoring and management protocols, although we have not experienced constraints on liquidity since the onset of the pandemic.
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

•Supported our clients through participating in the Small Business Administration’s PPP, the Federal Reserve's MSLF, and granting payment deferrals, loan modifications and fee waivers on a case-by-case basis.
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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of March 31, 2021 and results of operations for the three months then ended. Refer to Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020 for a more comprehensive discussion and analysis of the quarter ended March 31, 2020.
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
Quarterly highlights include:
•Net income for the three months ended March 31, 2021 was $98.8 million, or $1.06 per diluted share, compared to a net loss of $(31.0) million, or $(0.33) per diluted share, for the three months ended March 31, 2020 and net income of $85.7 million or $0.89 per diluted share for the immediately preceding quarter ended December 31, 2020. For the three months ended March 31, 2021, the return on average stockholders' equity was 13.2% and the return on average assets was 1.14%.
•Net interest income increased by $2.9 million compared to the immediately preceding three months ended December 31, 2020 and by $15.7 million compared to the three months ended March 31, 2020. The net interest margin, calculated on a tax-equivalent basis, was 2.39% for the three months ended March 31, 2021 compared to 2.33% for the immediately preceding quarter and 2.35% for the three months ended March 31, 2020.
•The average cost of total deposits declined by 0.10% to 0.33% for the three months ended March 31, 2021 from 0.43% for the immediately preceding three months ended December 31, 2020, and 1.36% for the three months ended March 31, 2020. On a spot basis, the APY on total deposits declined to 0.27% at March 31, 2021 from 0.36% at December 31, 2020 and 1.35% at March 31, 2020.
•For the three months ended March 31, 2021, the Company recorded a recovery of the provision for credit losses of $(28.0) million compared to a recovery of $(1.6) million for the immediately preceding three months ended December 31, 2020 and a provision for credit losses of $125.4 million for the three months ended March 31, 2020.
•PPNR improved to $103.3 million for the three months ended March 31, 2021 from $85.0 million for the three months ended March 31, 2020. PPNR was $105.3 million for the three months ended December 31, 2020.
•Non-interest bearing demand deposits grew by $957 million during the three months ended March 31, 2021. Total deposits grew by $236 million as higher cost time deposits continued to runoff, declining by $1.0 billion for the three months ended March 31, 2021. Average non-interest bearing demand deposits grew by $338 million for the three months ended March 31, 2021 compared to the immediately preceding quarter and by $3.1 billion compared to the three months ended March 31, 2020. At March 31, 2021, non-interest bearing demand deposits represented 29% of total deposits, compared to 25% of total deposits at December 31, 2020.

•Total loans and operating lease equipment declined by $487 million for the three months ended March 31, 2021.
•Loans on deferral totaled $126 million or less than 1% of total loans at March 31, 2021. Loans modified under the CARES Act totaled $636 million at March 31, 2021. In the aggregate, this represents $762 million or 3% of the total loan portfolio at March 31, 2021.
•Book value per common share and tangible book value per common share at March 31, 2021 increased to $32.83 and $32.00, respectively, from $32.05 and $31.22, respectively at December 31, 2020 and pre-pandemic levels of $31.33 and $30.52, respectively at December 31, 2019.
•During the three months ended March 31, 2021, the Company repurchased approximately 0.2 million shares of its common stock for an aggregate purchase price of $7.3 million, at a weighted average price of $35.42 per share.
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

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21% (dollars in thousands):

	Three Months Ended March 31, 2021			Three Months Ended December 31, 2020			Three Months Ended March 31, 2020

	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,549,309	$208,821	3.58%	$23,706,859	$210,896	3.55%	$22,850,065	$238,108	4.18%
Investment securities (3)	9,070,185	39,188	1.73%	9,446,389	42,966	1.82%	8,107,649	56,951	2.81%
Other interest earning assets	1,062,840	1,593	0.61%	726,273	1,628	0.89%	646,628	3,720	2.31%
Total interest earning assets	33,682,334	249,602	2.98%	33,879,521	255,490	3.01%	31,604,342	298,779	3.79%
Allowance for credit losses	(254,438)			(280,243)			(138,842)
Non-interest earning assets	1,724,176			1,817,476			1,749,752
Total assets	$35,152,072			$35,416,754			$33,215,252
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,942,874	$2,774	0.38%	$2,903,300	$3,637	0.50%	$2,173,628	$6,959	1.29%
Savings and money market deposits	12,793,019	12,127	0.38%	11,839,631	14,517	0.49%	10,412,202	37,756	1.46%
Time deposits	4,330,781	7,475	0.70%	5,360,630	11,136	0.83%	7,510,070	38,107	2.04%
Total interest bearing deposits	20,066,674	22,376	0.45%	20,103,561	29,290	0.58%	20,095,900	82,822	1.66%
Federal funds purchased	8,000	3	0.15%	20,707	6	0.12%	94,066	367	1.56%
FHLB and PPPLF borrowings	3,072,717	17,558	2.32%	3,698,666	19,207	2.07%	4,414,830	25,084	2.29%
Notes and other borrowings	722,305	9,252	5.12%	722,581	9,251	5.12%	429,098	5,290	4.93%
Total interest bearing liabilities	23,869,696	49,189	0.83%	24,545,515	57,754	0.94%	25,033,894	113,563	1.82%
Non-interest bearing demand deposits	7,491,249			7,152,967			4,368,553
Other non-interest bearing liabilities	746,973			772,277			749,101
Total liabilities	32,107,918			32,470,759			30,151,548
Stockholders' equity	3,044,154			2,945,995			3,063,704
Total liabilities and stockholders' equity	$35,152,072			$35,416,754			$33,215,252
Net interest income		$200,413			$197,736			$185,216
Interest rate spread			2.15%			2.07%			1.97%
Net interest margin			2.39%			2.33%			2.35%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.5 million for the three months ended March 31, 2021 and $3.7 million for both the three months ended December 31, 2020 and March 31, 2020. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for both the three months ended March 31, 2021 and December 31, 2020; and $0.9 million for the three months ended March 31, 2020.
(2)Annualized.
(3)     At fair value except for securities held to maturity.

Three months ended March 31, 2021 compared to the immediately preceding three months ended December 31, 2020
Net interest income, calculated on a tax-equivalent basis, was $200.4 million for the three months ended March 31, 2021 compared to $197.7 million for the three months ended December 31, 2020, an increase of $2.7 million; comprised of decreases in tax-equivalent interest income and interest expense of $5.9 million and $8.6 million, respectively. Decreases in interest income resulted from the impact of repayment of assets originated in a higher rate environment and declines in average loans and investment securities. Declines in interest expense reflected the impact of our strategy focused on lowering the cost of deposits and improving the deposit mix and declines in average interest bearing liabilities. Day count also contributed to the decreases.
The net interest margin, calculated on a tax-equivalent basis, was 2.39% for the three months ended March 31, 2021, compared to 2.33% for the three months ended December 31, 2020. The decline in the average rate paid on interest bearing liabilities, particularly deposits, exceeded the decline in the average yield on interest earning assets.
Offsetting factors contributing to the increase in the net interest margin for the three months ended March 31, 2021 compared to the immediately preceding quarter ended December 31, 2020 included:
•The average rate paid on interest bearing deposits decreased to 0.45% for the three months ended March 31, 2021, from 0.58% for the three months ended December 31, 2020. This decline reflected continued initiatives taken to lower rates paid on deposits, including the re-pricing of term deposits. The cost of deposits is expected to continue to decline.
•The tax-equivalent yield on investment securities decreased to 1.73% for the three months ended March 31, 2021 from 1.82% for the three months ended December 31, 2020. This decrease resulted from the impact of purchases of lower-yielding securities, prepayments of higher yielding mortgage-backed securities and decreases in coupon interest rates on floating rate assets.
•The tax-equivalent yield on loans increased to 3.58% for the three months ended March 31, 2021, from 3.55% for the three months ended December 31, 2020. Accelerated amortization of origination fees on PPP loans that were partially or fully forgiven during the quarter impacted the yield on loans by approximately 0.06% for the quarter ended March 31, 2021 and by 0.03% for the quarter ended December 31, 2020.
•The average rate paid on FHLB and PPPLF borrowings increased to 2.32% for the three months ended March 31, 2021, from 2.07% for the three months ended December 31, 2020, reflecting the maturity of short-term, lower rate FHLB advances and the payoff of all PPPLF borrowings during the fourth quarter of 2020.
•The increase in average non-interest bearing demand deposits as a percentage of average total deposits also positively impacted the cost of total deposits and the net interest margin.
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net interest income, calculated on a tax-equivalent basis, was $200.4 million for the three months ended March 31, 2021, compared to $185.2 million for the three months ended March 31, 2020, an increase of $15.2 million; comprised of decreases in tax-equivalent interest income and interest expense of $49.2 million and $64.4 million, respectively. The decrease in interest income reflected the impact of declines in market interest rates, partially offset by the increase in average interest earning assets. The decrease in interest expense reflected declines in both market interest rates and average interest bearing liabilities in addition to continued execution of our strategy focused on reducing the cost of deposits.
The net interest margin, calculated on a tax-equivalent basis, was 2.39% for the three months ended March 31, 2021, compared to 2.35% for the three months ended March 31, 2020. The reduction in cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets.
•The tax-equivalent yield on loans decreased to 3.58% for the three months ended March 31, 2021, from 4.18% for the three months ended March 31, 2020, while the tax-equivalent yield on investment securities declined to 1.73% from 2.81% for the same periods. Factors contributing to these decreases included the decline in benchmark interest rates, impacting the rates earned on both existing floating rate assets and new production, and repayment of assets originated in a higher rate environment.
•The average rate paid on interest bearing deposits decreased to 0.45% for the three months ended March 31, 2021, from 1.66% for the three months ended March 31, 2020. This decrease reflected declines in market interest rates and continued execution of initiatives taken to lower rates paid on deposits, including the re-pricing of term deposits. The increase in average non-interest bearing demand deposits also positively impacted the net interest margin.
•The average rate paid on notes and other borrowings increased due to the issuance of subordinated notes in June 2020.

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
The following table presents the components of the provision for credit losses for the three months ended March 31, 2021 (in thousands):

Amount related to funded portion of loans	$(26,306)
Amount related to off-balance sheet credit exposures	(1,048)
Amount related to accrued interest receivable	(271)
Amount related to AFS debt securities	(364)
Total recovery of credit losses	$(27,989)
The recovery of credit losses for the three months ended March 31, 2021 was largely driven by improvements in forecasted economic conditions. For the three months ended December 31, 2020 and March 31, 2020, the Company recorded a recovery of credit losses of $(1.6) million and a provision for credit losses of $125.4 million, respectively. The provision for credit losses for the three months ended March 31, 2020 was impacted by deteriorating current and forecasted economic conditions related to the onset of the COVID-19 pandemic.
The evolving COVID-19 situation and its actual and forecasted impact on economic conditions may continue to lead to volatility in the provision for credit losses.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Deposit service charges and fees	$4,900	$4,186
Gain on sale of loans:
Guaranteed portions of SBA loans	445	1,195
GNMA early buyout loans	1,309	2,255
Other	—	16
Gain on sale of loans, net	1,754	3,466
Gain on investment securities:
Net realized gains on sale of securities AFS	3,967	1,530
Net unrealized losses on marketable equity securities	(1,602)	(4,983)
Gain (loss) on investment securities, net	2,365	(3,453)
Lease financing	12,488	15,481
Other non-interest income	8,789	3,618
	$30,296	$23,298
The increase in deposit service charges for the three months ended March 31, 2021 compared to 2020 resulted primarily from higher treasury management fee income.
The decline in gain on sale of GNMA early buyout loans for the three months ended March 31, 2021 compared to the comparable period of the prior year related to lower levels of re-pooling activity. The decrease in gains on the sale of guaranteed portions of SBA loans for the three months ended March 31, 2021 compared to 2020 was a result of declining origination volume of SBA loans as resources were re-directed to the PPP.
The decrease in income from lease financing for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributed to the increase in operating lease equipment off-lease and re-leasing of assets at lower rates.
The most significant factor leading to the increase in other non-interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was increased revenue from our customer derivative program.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee compensation and benefits	$59,288	$58,887
Occupancy and equipment	11,875	12,369
Deposit insurance expense	7,450	4,403
Professional fees	1,912	3,204
Technology and telecommunications	15,741	12,596
Depreciation of operating lease equipment	12,217	12,603
Other non-interest expense	14,738	14,806
Total non-interest expense	$123,221	$118,868
Deposit insurance expense
Deposit insurance expense increased by $3.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, reflecting an increase in the assessment rate.
Technology and telecommunications
Technology and telecommunications increased by $3.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase is reflective of investments in digital and data analytics capabilities and in the infrastructure to support cloud migration.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased $2.1 billion to $33.7 billion for the three months ended March 31, 2021 from $31.6 billion for the three months ended March 31, 2020. This increase was driven by a $963 million increase in the average balance of investment securities and a $699 million increase in the average balance of outstanding loans, related in part to PPP loans. Average interest bearing liabilities declined by $1.2 billion for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, while average non-interest bearing deposits increased by $3.1 billion to $7.5 billion for the three months ended March 31, 2021.
Cash and cash equivalents increased by $652 million to $1.0 billion at March 31, 2021, compared to $398 million at December 31, 2020 while total loans declined by $505 million. Total deposits increased by $236 million offset by a decrease of $282 million in borrowings.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated:

	March 31, 2021		December 31, 2020
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$119,062	$115,113	$79,919	$80,851
U.S. Government agency and sponsored enterprise residential MBS	2,142,807	2,161,521	2,389,450	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	656,629	652,828	531,724	539,354
Private label residential MBS and CMOs	1,153,561	1,160,968	982,890	998,603
Private label commercial MBS(1)	2,639,383	2,647,050	2,514,271	2,526,354
Single family rental real estate-backed securities	636,322	647,423	636,069	650,888
Collateralized loan obligations	1,104,027	1,097,257	1,148,724	1,140,274
Non-mortgage asset-backed securities	189,038	192,799	246,597	253,261
State and municipal obligations	212,110	230,672	213,743	235,709
SBA securities	227,743	226,537	233,387	231,545
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,090,682	9,142,168	$8,986,774	9,072,409
Marketable equity securities		102,616		104,274
		$9,244,784		$9,176,683

(1)Amortized cost is net of ACL totaling $0.4 million at December 31, 2020.
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2021 was 4.7 years and the effective duration of the investment portfolio as of March 31, 2021 was 1.6 years.

The investment securities available for sale portfolio was in a net unrealized gain position of $51.5 million at March 31, 2021, with aggregate fair value equal to 101% of amortized cost. Net unrealized gains at March 31, 2021 included $95.2 million of gross unrealized gains and $43.7 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at March 31, 2021 had an aggregate fair value of $3.5 billion. The ratings distribution of our AFS securities portfolio at March 31, 2021 is depicted in the chart below:
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
We do not intend to sell securities in significant unrealized loss positions at March 31, 2021. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.
The timely payment of principal and interest on securities issued by the U.S. government, U.S. government agencies and U.S. government sponsored enterprises is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.

None of our private label securities in unrealized loss positions had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2021. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at March 31, 2021, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, none of the private label AFS securities in unrealized loss positions were projected to sustain credit losses at March 31, 2021.
The following table presents the distribution of third-party ratings and subordination levels compared to average internal stress scenario losses for the private label CMBS and CLOs at March 31, 2021:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	82.4%	30.0%	49.8%	37.9%	11.1%
	AA	10.7%	35.3%	60.4%	42.6%	10.2%
	A	6.9%	24.5%	48.6%	31.9%	10.2%
Weighted average		100.0%	30.2%	47.8%	38.0%	11.0%

CLOs	AAA	79.5%	41.9%	56.5%	45.5%	21.2%
	AA	15.8%	32.8%	40.7%	34.8%	22.8%
	A	4.7%	24.5%	29.9%	26.6%	21.7%
Weighted average		100.0%	39.7%	52.7%	43.0%	21.5%
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. We continue to monitor the impact of the

COVID-19 pandemic on markets. While, particularly at the onset of the pandemic, we observed increased volatility and dislocation, we believe the fiscal and monetary response to the crisis has been effective in supporting liquidity and stabilizing markets. To date, circumstances have not led to a change in the categorization of our fair value estimates within the fair value hierarchy.
For additional discussion of the fair values of investment securities, see Note 9 to the consolidated financial statements.
The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of March 31, 2021. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	1.21%	—%	—%	—%	1.21%
U.S. Government agency and sponsored enterprise residential MBS	0.84%	0.81%	0.76%	0.74%	0.79%
U.S. Government agency and sponsored enterprise commercial MBS	1.64%	1.97%	1.05%	1.49%	1.30%
Private label residential MBS and CMOs	2.41%	2.16%	1.94%	1.82%	2.17%
Private label commercial MBS	2.06%	1.85%	2.21%	2.66%	1.93%
Single family rental real estate-backed securities	2.75%	2.17%	2.31%	—%	2.20%
Collateralized loan obligations	1.49%	1.85%	1.84%	—%	1.83%
Non-mortgage asset-backed securities	2.86%	2.67%	2.03%	—%	2.69%
State and municipal obligations	2.91%	3.85%	4.61%	4.07%	3.99%
SBA securities	1.31%	1.26%	1.19%	1.09%	1.25%
	1.75%	1.79%	1.43%	1.52%	1.69%
Loans Held for Sale
Loans held for sale at March 31, 2021 included $2 million of the guaranteed portion of SBA loans held for sale in the secondary market and $11 million of other commercial loans transferred to held for sale. At December 31, 2020, loans held for sale included $4 million of the SBA loans held for sale and $21 million of other commercial loans. SBA loans are generally sold with servicing retained.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$6,582,447	28.1%	$6,348,222	26.6%
Multi-family	1,507,462	6.5%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,871,110	20.9%	4,963,273	20.8%
Construction and land	287,821	1.2%	293,307	1.2%
Owner occupied commercial real estate	1,932,153	8.3%	2,000,770	8.4%
Commercial and industrial	4,048,473	17.3%	4,447,383	18.6%
PPP	911,951	3.9%	781,811	3.3%
Pinnacle	1,088,685	4.7%	1,107,386	4.6%
Bridge - franchise finance	524,617	2.2%	549,733	2.3%
Bridge - equipment finance	460,391	2.0%	475,548	2.0%
Mortgage warehouse lending	1,145,957	4.9%	1,259,408	5.3%
Total loans	23,361,067	100.0%	23,866,042	100.0%
Allowance for credit losses	(220,934)		(257,323)
Loans, net	$23,140,133		$23,608,719
For the three months ended March 31, 2021, total loans declined by $505 million. Growth in residential and other consumer loans for the quarter was attributable to GNMA early buyout loans. Residential activity for the three months ended March 31, 2021 included purchases of approximately $578 million in GNMA early buyout loans, offset by approximately $237 million in re-poolings and paydowns. Residential and other consumer loans, excluding GNMA early buyout loans, declined by approximately $107 million.
In the aggregate, commercial loans declined by $739 million for the three months ended March 31, 2021 as the environment remained challenging for new production, line utilization was below historical levels and accelerated prepayment activity continued. MWL line utilization declined seasonally to 55% at March 31, 2021 compared to 62% at December 31, 2020.
We originated $265 million of PPP loans under the Second Draw Program during the three months ended March 31, 2021. Loans originated under the First Draw Program totaling $138 million were fully or partially forgiven during the quarter.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
1-4 single family residential	$4,817,116	$4,922,836
Government insured residential	1,759,289	1,419,074
Other consumer loans	6,042	6,312
	$6,582,447	$6,348,222
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2021, $512 million or 11% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.7 billion at March 31, 2021. The Company is not the servicer of these loans.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	March 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$1,488,423	30.9%	$1,541,779	31.3%
New York	1,098,003	22.8%	1,084,143	22.0%
Florida	489,838	10.2%	518,877	10.5%
Virginia	195,383	4.1%	196,641	4.0%
New Jersey	165,962	3.4%	160,276	3.3%
Others	1,379,507	28.6%	1,421,120	28.9%
	$4,817,116	100.0%	$4,922,836	100.0%

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
The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at March 31, 2021 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$2,077,957	31%	59%	26%	15%	2.39	57.1%
Multifamily	1,688,949	25%	34%	65%	1%	1.78	56.8%
Retail	1,292,260	20%	53%	40%	7%	1.47	57.8%
Warehouse/Industrial	845,050	13%	65%	24%	11%	2.29	53.4%
Hotel	619,095	9%	74%	16%	10%	1.22	62.8%
Other	143,082	2%	86%	13%	1%	2.06	36.9%
	$6,666,393	100%	54%	37%	9%	1.93	56.8%
DSCRs and LTVs in the table above are based on the most recent information available, which may not be fully reflective of the ultimate impact of the COVID-19 pandemic on borrowers' financial condition or property values.
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented 1.2% of the total loan portfolio at March 31, 2021.

Included in the table above are approximately $254 million of mixed-use properties in New York, consisting of $187 million categorized as multi-family, $48 million categorized as retail and $19 million categorized as office.
The New York legislature has enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The New York multi-family portfolio included $755 million of loans collateralized by properties with some or all of the units subject to rent regulation at March 31, 2021, substantially all of which were stabilized properties.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at March 31, 2021 (in thousands):

DSCR
Less than 1.11	$290,175
1.11 - 1.24	152,666
1.25 - 1.50	104,986
1.51 or greater	169,378
$717,205

LTV
Less than 50%	$207,391
50% - 65%	284,433
66% - 75%	124,493
More than 75%	100,888
$717,205
The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the rent regulation reforms, or of the COVID-19 pandemic. Loans with DSCR less than 1.11 may be those with temporary rent deferments, unit vacancies or increases in expenses exceeding rental receipts, such as real estate taxes. Certain type of ancillary income may be excluded from the DSCR calculations.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.5 billion at March 31, 2021, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the commercial and industrial portfolio by industry, including $1.9 billion of owner-occupied commercial real estate loans, by industry at March 31, 2021 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$865,695	14.5%
Educational Services	638,430	10.7%
Wholesale Trade	628,088	10.5%
Transportation and Warehousing	454,246	7.6%
Health Care and Social Assistance	409,543	6.8%
Manufacturing	333,893	5.6%
Information	317,732	5.3%
Retail Trade	298,790	5.0%
Accommodation and Food Services	288,942	4.8%
Real Estate and Rental and Leasing	270,572	4.5%
Public Administration	238,338	4.0%
Professional, Scientific, and Technical Services	233,311	3.9%
Other Services (except Public Administration)	233,306	3.9%
Construction	219,813	3.7%
Administrative and Support and Waste Management	170,220	2.8%
Arts, Entertainment, and Recreation	168,152	2.8%
Utilities	161,040	2.7%
Other	50,515	0.9%
	$5,980,626	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 58% and 34% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank also engages in mortgage warehouse lending on a national basis.
The Company has originated PPP loans under both the First and Second Draw Programs. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. PPP loans have terms of 2 and 5 years under the First and Second Draw Programs, respectively , and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. The following table summarizes PPP loan balances at March 31, 2021, and the amount of interest income related to accelerated amortization of origination fees that were partially or fully forgiven, under each program during the three months ended March 31, 2021 (in thousands):

	March 31, 2021			Three Months Ended March 31, 2021
	UPB	Deferred Origination Fees	Amortized Cost	Fees recognized on forgiveness
First Draw Program	$652,853	$(6,321)	$646,532	$2,570
Second Draw Program	274,313	(8,894)	265,419	—
	$927,166	$(15,215)	$911,951	$2,570
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 54% and 37% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 39% and 23% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.

The following table presents the five states with the largest concentration of commercial loans and leases originated through Bridge, Pinnacle and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	March 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$610,002	18.9%	$609,419	18.0%
Tri State	427,357	13.3%	545,458	16.1%
Florida	311,859	9.7%	330,587	9.7%
Virginia	188,164	5.8%	186,443	5.5%
Ohio	165,117	5.1%	194,558	5.7%
All Others	1,517,151	47.2%	1,525,610	45.0%
	$3,219,650	100.0%	$3,392,075	100.0%
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $681 million at March 31, 2021, including off-lease equipment, net of accumulated depreciation of $125 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. Our operating lease customers are North American commercial end users. We have a total of 5,077 railcars with a carrying value of $387 million at March 31, 2021, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas. The largest concentrations of rail cars were 2,403 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
The chart below presents operating lease equipment by type at the dates indicated:
At March 31, 2021, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2021	$69,396
2022	42,085
2023	47,517
2024	26,230
2025	101,323
Thereafter through 2034	269,228
$555,779

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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The Company utilizes a 16 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful. During 2020, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the COVID-19 pandemic. We continue to closely monitor the risk rating of commercial loans in light of the evolving COVID-19 situation.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	March 31, 2021		December 31, 2020		December 31, 2019
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$14,167,606	84.5%	$14,832,025	84.6%	$17,054,702	97.5%
Special mention	420,331	2.5%	711,516	4.1%	72,881	0.4%
Substandard accruing	1,983,191	11.8%	1,758,654	10.0%	180,380	1.0%
Substandard non-accruing	189,589	1.1%	203,758	1.2%	185,906	1.1%
Doubtful	17,903	0.1%	11,867	0.1%	—	—%
	$16,778,620	100.0%	$17,517,820	100.0%	$17,493,869	100.0%
Our internal risk ratings at March 31, 2021 continued to be influenced by the impact of the COVID-19 pandemic and the measures and restrictions employed to contain the spread of the virus on the economy, our borrowers and the sectors in which they operate. Management has taken what we believe to be a proactive and objective approach to risk rating the commercial loan portfolio since the onset of the pandemic. The increase in levels of criticized and classified loans, particularly in the special mention and substandard accruing categories, over the course of 2020 was directly related to the impact of the COVID-19 pandemic. During the three months ended March 31, 2021, total criticized and classified assets declined by $74.8 million; however, there was continued migration into the substandard accruing category. If the economic recovery and its impact on individual borrowers evolve in line with our current expectations and economic forecast, we would expect to see a decline in the level of criticized and classified assets over the remainder of 2021. However, uncertainty remains around the future trajectory of the COVID-19 pandemic, the roll-out of vaccines and related economic and social impacts. In light of that uncertainty, it is possible that criticized and classified asset levels will not decline or that they may increase.
The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	March 31, 2021		December 31, 2020
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$34,113	5.5%	$68,413	11.0%
Retail	51,547	4.0%	86,935	6.4%
Multi-family	67,345	4.0%	66,336	3.7%
Office	3,973	0.2%	37,943	1.8%
Industrial	1,047	0.1%	9,440	1.1%
Other	2,704	1.9%	8,009	5.4%
	$160,729		277,076
Owner occupied commercial real estate	68,145	3.5%	156,837	8%
Commercial and industrial	178,920	4.4%	169,605	4%
Bridge - franchise finance	10,745	2.0%	71,593	13%
Bridge - equipment finance	1,792	0.4%	36,405	8%
	$420,331		$711,516

Substandard accruing:
CRE
Hotel	$453,289	73%	$400,468	64%
Retail	284,427	22%	284,638	21%
Multi-family	310,800	18%	237,159	13%
Office	105,743	5%	40,477	2%
Industrial	17,237	2%	13,902	2%
Other	10,618	7%	1,389	1%
	1,182,114		978,033
Owner occupied commercial real estate	198,896	10%	177,575	9%
Commercial and industrial	256,341	6%	285,925	6%
Bridge - franchise finance	240,810	46%	242,234	44%
Bridge - equipment finance	105,030	23%	74,887	16%
	$1,983,191		$1,758,654
Payment Deferrals and Modifications
We believe, in the current environment, information about loans that are on temporary payment deferral or have been modified as a result of the COVID-19 pandemic provides additional insight into segments or sub-segments of the portfolio that are experiencing some level of stress related to the pandemic The following table summarizes deferral and modification activity in the commercial portfolio, as of March 31, 2021 (dollars in thousands):

	Currently Under Short-Term Deferral	CARES Act Modifications	Total	% of Portfolio Segment
CRE by Property Type:
Retail	$18,108	$18,507	$36,615	3%
Hotel	—	343,354	343,354	55%
Office	13,163	43,379	56,542	3%
Multifamily	—	24,014	24,014	1%
Total CRE	31,271	429,254	460,525	7%
C&I by Industry
Accommodation and Food Services	233	24,651	24,884	9%
Retail Trade	—	33,644	33,644	11%
Manufacturing	—	13,058	13,058	4%
Transportation and Warehousing (cruise lines)	—	47,500	47,500	10%
Finance and Insurance	—	18,244	18,244	2%
Other	3,434	16,176	19,610	1%
Total C&I	3,667	153,273	156,940	3%
Bridge - franchise finance	—	38,182	38,182	7%
Total Commercial	$34,938	$620,709	$655,647	4%
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
The following table presents additional information, as of March 31, 2021, about loan portfolio sub-segments that, in light of the COVID-19 pandemic, were identified for enhanced monitoring (dollars in thousands):

	March 31, 2021
	Amortized Cost	Percent of Total Loans	Non-Performing	Special Mention	Substandard Accruing
Retail - CRE	$1,292,260	5.5%	$21,932	$51,547	$284,427
Retail - C&I	298,790	1.3%	4,493	3,762	42,201
Bridge - franchise finance	524,617	2.2%	36,276	10,745	240,810
Hotel	619,095	2.7%	34,003	34,113	453,289
Airlines and aviation authorities	117,428	0.5%	—	—	74,769
Cruise lines	82,020	0.4%	—	—	70,092
	$2,934,210	12.6%	$96,704	$100,167	$1,165,588
At March 31, 2021, 76% of commercial loans on deferral or modified due to the COVID-19 pandemic and 52% of criticized and classified assets were in the above portfolio sub-segments.
Retail Exposure in the CRE Portfolio
The predominant collateral types supporting this sub-segment include both anchored and unanchored suburban and urban retail properties, some single tenant properties as well as some mixed-use properties in New York City with a significant retail component. We have no significant large shopping mall or "big box" exposure. The weighted average LTV for this sub-segment is 58%, based on the most recently available information.
Retail Exposure in the C&I Portfolio
This is a well-diversified sub-segment by industry. The largest exposure is to gas stations, generally with convenience stores, representing $85 million, or 28% of the sub-segment. 64% of loans in this sub-segment are collateralized by owner-occupied real estate.

Bridge - Franchise Finance
The following table presents the franchise portfolio by concept at March 31, 2021:

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$61,339	11.6%
Popeyes	27,952	5.3%
Dunkin Donuts	27,368	5.1%
Jimmy John's	19,264	3.6%
Domino's	17,225	3.2%
Other	152,975	29.4%
	$306,123	58.2%
Non-restaurant concepts:
Planet Fitness	$95,231	18.1%
Orange Theory Fitness	83,334	15.8%
Other	39,929	7.9%
	218,494	41.8%
	$524,617	100.0%
Hotel
Many hotels experienced significant disruption in revenue due to social distancing measures arising from the pandemic. The weighted average LTV for this sub-segment is 63%, based on the most recent information available. The majority of our hotel exposure is in Florida at 74%, followed by 16% in New York. This sub-segment includes $60 million in SBA loans. All but one of our hotel collateral properties have now re-opened for business.
Airlines and Aviation Authorities
These borrowers have directly benefited from government relief programs enacted in response to the COVID-19 pandemic.
Operating Lease Equipment, net
Six operating leases with a carrying value of assets under lease totaling $39 million, all of which were exposures to the energy industry, were internally risk rated substandard at March 31, 2021. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. During the three months ended March 31, 2021 and 2020, impairment charges recognized related to operating lease equipment were insignificant.
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
Bridge had exposure to the energy industry of $321 million at March 31, 2021. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $273 million. The remaining energy exposure, totaling approximately $48 million was comprised of loans and direct or sales type finance leases.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at March 31, 2021:
FICO scores are generally updated at least annually, and were most recently updated in the first quarter of 2021. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At March 31, 2021, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 8% second homes and 11% investment properties.
1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $81 million and $66 million March 31, 2021 and December 31, 2020, respectively. The amount of these loans 90 days or more past due was $16.2 million and $9.2 million at March 31, 2021 and December 31, 2020, respectively. Delinquency statistics as of March 31, 2021 may not be fully reflective of the impact of the COVID-19 pandemic on residential borrowers due to payment deferral programs. Loans on deferral that are in compliance with the terms of the deferral program are not reported as delinquent.

At March 31, 2021, $106 million or 2% of 1-4 single family residential loans, excluding government insured residential loans, were under short-term deferral or modified due to the COVID-19 pandemic. Through March 31, 2021, $525 million of residential loans, excluding government insured loans, had been granted at least one short term payment deferral. The following table presents information about residential loans granted payment deferrals as a result of the COVID-19 pandemic as of March 31, 2021, excluding government insured residential loans (dollars in thousands):

		Loans That Have Rolled Off of Short-Term Deferral
Loans Still Under Short-Term Deferral		Paid Off or Paying as Agreed		Not Resumed Regular Payments
Balance	% of Loans Initially Granted Short-Term Deferral(1)	Balance	% of Loans Rolled Off Short-Term Deferral	Balance	% of Loans Rolled Off Short-Term Deferral
$90,811	17%	$408,569	94%	$26,134	6%

(1)    Includes $18 million of loans continuing to make payments
For residential borrowers, relief has typically initially taken the form of 90 day payment deferrals, with deferred payments due at the end of the 90 day period. At the end of the initial 90 day deferral period, residential borrowers may either (i) make all payments due, (ii) be granted an additional deferral period or (iii) enter into a modification or repayment plan.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2021	December 31, 2020
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$23,159	$26,842
Other consumer loans	1,904	1,986
Total residential and other consumer loans	25,063	28,828
Commercial:
Multi-family	12,701	24,090
Non-owner occupied commercial real estate	63,785	64,017
Construction and land	4,788	4,754
Owner occupied commercial real estate	23,451	23,152
Commercial and industrial	66,491	54,584
Bridge - franchise finance	36,276	45,028
Total commercial loans	207,492	215,625
Total non-performing loans	232,555	244,453
Loans past due 90 days and still accruing	1,077	—
Total non-performing loans	233,632	244,453
OREO and repossessed assets	2,726	3,138
Total non-performing assets	$236,358	$247,591

Non-performing loans to total loans (1)	1.00%	1.02%
Non-performing assets to total assets (1)	0.67%	0.71%
ACL to total loans	0.95%	1.08%
ACL to non-performing loans	94.56%	105.26%
Net charge-offs to average loans (2)	0.17%	0.26%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $48.2 million or 0.21% of total loans and 0.14% of total assets, at March 31, 2021; compared to $51.3 million or 0.22% of total loans and 0.15% of total assets, at December 31, 2020.
(2)    Annualized for March 31, 2021.
Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $629 million and $562 million at March 31, 2021 and December 31, 2020, respectively. Decreases in the ratios of the ACL to total loans and the ACL to non-performing loans at March 31, 2021 compared to December 31, 2020 are attributable to the recovery of credit losses recorded during the three months ended March 31, 2021, which resulted primarily from an improving economic forecast.
The following chart presents trends in non-performing loans and non-performing assets. The increase in the non-performing loan and non-performing asset ratios compared to pre-pandemic levels is reflective of the impact of the COVID-19 pandemic.
The following chart presents trends in non-performing loans by portfolio sub-segment (in millions):

$205
$62
$14
$21
$65
$6
$18
$19
$244
$67
$45
$43
$24
$36
$29
$234
$63
$36
$58
$13
$38
$26
December 31, 2019
December 31, 2020
March 31, 2021
Residential
CRE
Multifamily
C&I
Equipment
Franchise
SBA

The ultimate impact of the COVID-19 pandemic on non-performing asset levels and net charge-offs may be delayed in the near-term due to government assistance and loan deferral programs.

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
TDRs
A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, restructuring of payment terms or extensions of maturity at below market terms. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs. Additionally, section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, effectively suspended the guidance related to TDRs codified in ASC 310-40 until the earlier of January 1, 2022 or sixty days after the date of the suspension of the declared state of emergency related to the COVID-19 pandemic. None of the COVID-19 related deferrals the Company has granted to date that fall under these provisions have been categorized as TDRs. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further discussion.
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	March 31, 2021			December 31, 2020
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	357	$58,943	$110	342	$57,017	$94
Commercial	23	42,970	4,222	25	55,515	15,630
	380	$101,913	$4,332	367	$112,532	$15,724

(1)    Includes 342 government insured residential loans modified in TDRs totaling $55.4 million at March 31, 2021; and 326 government insured residential loans modified in TDRs totaling $52.8 million at December 31, 2020.
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
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complies with interagency guidance and the CARES Act under which we have provided temporary relief, and in some cases longer term modifications, on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further details about COVID-19 related payment deferrals. Under the inter-agency guidance and consistent with the CARES Act, deferrals or modifications related to COVID-19 will generally not be categorized as TDRs. Loans subject to these temporary deferrals or modifications, if in compliance with the contractual terms of the deferral or modification agreements, will typically not be reported as past due.
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Uncertainty remains around the impact the COVID-19 crisis will have on the economy broadly, and on our borrowers specifically. In light of this uncertainty, we believe it is possible that the ACL estimate could change, potentially materially, in future periods, in either direction. Changes in the ACL may result from changes in current economic conditions, our economic forecast, and in loan portfolio composition, as well as circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans and TDRs, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments, generally excluding. expected extensions, renewals, and modifications.
For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans, and most commercial and commercial real estate loans, expected losses are estimated using econometric models. The models employ a factor based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate PD and LGD. Measures of PD for commercial loans incorporate current conditions through market cycle or credit cycle adjustments. For residential loans, the models consider FICO and adjusted LTVs. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default, considering the contractual term and payment structure of loans, adjusted for prepayments, to generate estimates of expected loss. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating. The ACL estimate incorporates a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios applied in the models.
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. Variables with the most significant impact on the commercial real estate model include unemployment, the CRE property forecast by property type, 10 year treasury yield, Baa corporate yield and real GDP growth. Those with the most significant impact on the commercial model include a stock market volatility index, the S&P 500 index, unemployment and a variety of interest rates and spreads. Those with the most significant impact on the residential model include HPI, unemployment, real GDP growth, and a 30 year mortgage rate. The length of the reasonable and supportable forecast period is evaluated at each reporting period and adjusted if deemed necessary. Currently, the Company uses a 2-year reasonable and supportable forecast period in estimating the ACL. After the reasonable and supportable forecast period, the models effectively revert to long-term mean losses on a straight-line basis over 12 months.
For certain less material portfolios including loans and leases to state and local government entities originated by Pinnacle, small balance commercial loans and consumer loans, the WARM method is used to estimate expected credit losses. Loss rates are applied to the exposure at default, after factoring in amortization and expected prepayments. Expected credit losses for the funded portion of mortgage warehouse lines of credit are estimated based primarily on the Company's historical loss experience. All loss estimates are conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast.
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

Qualitative factors
Qualitative adjustments are made to the ACL when, based on management’s judgment, there are factors impacting expected credit losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:
•Economic factors;
•Credit policy and staffing;
•Concentrations;
•Model imprecision; and
•Other factors deemed appropriate by management that may materially impact the amount of expected credit losses.
See Note 1 to the consolidated financial statements of the Company's 2020 Annual report on Form 10-K for more detailed information about our ACL methodology.
The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (in thousands):

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2020	$18,719	$39,827	$61,507	$3,284	$28,797	$62,197	$304	$36,331	$6,357	$257,323
Provision for (recovery of) credit losses	(2,864)	5,930	(14,301)	(817)	(4,213)	(7,884)	(91)	(2,441)	375	(26,306)
Charge-offs	(14)	—	(335)	—	(187)	(1,976)	—	(9,480)	—	(11,992)
Recoveries	3	—	43	—	48	1,815	—	—	—	1,909
Balance at March 31, 2021	$15,844	$45,757	$46,914	$2,467	$24,445	$54,152	$213	$24,410	$6,732	$220,934

Balance at December 31, 2019	$11,154	$5,024	$23,240	$764	$8,066	$43,485	$720	$9,163	$7,055	$108,671
Impact of adoption of ASU 2016-13	8,098	(780)	(13,442)	1,854	23,240	8,841	(309)	(133)	(64)	27,305
Balance at January 1, 2020	19,252	4,244	9,798	2,618	31,306	52,326	411	9,030	6,991	135,976
Provision for (recovery of) credit losses	(6,648)	8,842	15,792	(8)	19,358	56,439	174	24,048	3,868	121,865
Charge-offs	(31)	—	(552)	—	(65)	(2,215)	—	(167)	(4,776)	(7,806)
Recoveries	2	2	41	—	86	413	—	—	—	544
Balance at March 31, 2020	$12,575	$13,088	$25,079	$2,610	$50,685	$106,963	$585	$32,911	$6,083	$250,579

Net Charge-offs to Average Loans (1)
Three Months Ended March 31, 2020	—%	—%	0.04%	—%	—%	0.14%	—%	0.11%	2.85%	0.13%
Three Months Ended March 31, 2021	—%	—%	0.02%	—%	0.03%	0.01%	—%	7.19%	—%	0.17%

(1)    Annualized.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	March 31, 2021		December 31, 2020
	Total	%(1)	Total	%(1)
Residential and other consumer	$15,843	28.1%	$18,719	26.6%

Multi-family	45,757	6.5%	39,827	6.9%
Non-owner occupied commercial real estate	46,915	20.9%	61,507	20.8%
Construction and land	2,467	1.2%	3,284	1.2%
CRE	95,139		104,618

Owner occupied commercial real estate	24,445	8.3%	28,797	8.4%
Commercial and industrial	54,151	26.1%	62,197	27.2%
Pinnacle	213	4.7%	304	4.6%
Bridge - franchise finance	24,411	2.2%	36,331	2.3%
Bridge - equipment finance	6,732	2.0%	6,357	2.0%
Commercial	109,952		133,986
	$220,934	100.0%	$257,323	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	March 31, 2021	December 31, 2020
Residential and other consumer	0.24%	0.29%
Commercial:
Commercial real estate	1.43%	1.52%
Commercial and industrial	0.98%	1.07%
Pinnacle	0.02%	0.03%
Bridge - franchise finance	4.66%	6.62%
Bridge - equipment finance	1.46%	1.34%
Total commercial	1.22%	1.36%
	0.95%	1.08%

Significant offsetting factors contributing to the change in the ACL during the three months ended March 31, 2021 are depicted in the chart below (in millions):

$257.3
Assumption Changes
$9.6
• Updated prepayment assumptions
• Updates to certain assumptions for criticized and classified loans
Net Portfolio Migration
$6.8
• Risk rating migration
• Changes in specific reserves
Portfolio Changes
($12.8)
• New loans
• Exits/runoff
• Portfolio seasoning
Economic Forecast
($36.0)
• Current market adjustment
• Changes to forward path of economic forecast
Net Charge-Offs
($10.1)
Change in Qualitative Overlay
$6.1
• Additional qualitative overlay for borrowers impacted by COVID-19
$220.9
ACL
12/31/20
ACL
3/31/21
% of Total Loans
1.08%
0.95%

Changes in the ACL during the three months ended March 31, 2021
The decrease in the ACL from December 31,2020 to March 31, 2021 for the majority of portfolio sub-segments resulted largely from an improving economic forecast. The decrease was primarily related to the pass rated portion of the portfolio. The ACL for pass-rate loans, including residential loans, declined to $93 million at March 31, 2021 from $137 million at December 31, 2020. The ACL for non-pass rated loans increased to $128 million at March 31, 2021 from $120 million at December 31, 2020.
Some of the data points informing the reasonable and supportable economic forecast used in estimating the ACL at March 31, 2021 were:
•National unemployment at 6.0% for the second quarter of 2021, steadily declining to 5% through the end of 2021, and declining to 4.2% by the end of 2022;
•Annualized growth in GDP at 6.2% for the second quarter of 2021, increasing to 7.1% by the end of 2021, and 2.3% for 2022;
•VIX trending at stabilized levels through the forecast horizon; and
•S&P 500 averaging near 3,700 through the reasonable and supportable forecast period.

In the aggregate, the ACL for the CRE portfolio sub-segment, including multi-family, non-owner occupied CRE and construction and land, decreased by $9.5 million from December 31, 2020, from 1.52% to 1.43% of loans. Multi-family loans increased by $5.9 million, primarily due to the increase of $74 million in substandard accruing loans in the segment during the three months ended March 31, 2021.
In addition to the impact of the economic forecast, the decline in the ACL for the Bridge franchise portfolio reflects a reduction in the level of criticized and classified assets and charge-offs taken during the quarter.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$7,491,249	—%	$4,368,553	—%
Interest bearing	2,942,874	0.38%	2,173,628	1.29%
Savings and money market	12,793,019	0.38%	10,412,202	1.67%
Time	4,330,781	0.70%	7,510,070	2.04%
	$27,557,923	0.33%	$24,464,453	1.36%
The estimated amount of uninsured deposits at March 31, 2021 and December 31, 2020 was $18.4 billion and $17.4 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $924 million and $1.1 billion at March 31, 2021 and December 31, 2020, respectively. The following table shows scheduled maturities of uninsured time deposits as of March 31, 2021 (in thousands):

Three months or less	$327,725
Over three through six months	220,247
Over six through twelve months	371,958
Over twelve months	59,251
$979,181
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of March 31, 2021 (dollars in thousands):

Amount
Maturing in:
2021 - One month or less	$745,000
2021 - Over one month	2,176,000
2024	100,000
Total contractual balance outstanding	3,021,000
Cumulative fair value hedging adjustments	1,174
Carrying Value	$3,022,174
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow and fair value hedges have on the duration of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on or the fair value of FHLB advances included in the table above, as of March 31, 2021 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2021	$1,415,000	2.23%
2022	210,000	2.48%
2023	255,000	2.35%
2024	110,000	2.54%
2025	175,000	2.39%
Thereafter	556,000	2.90%
Cash flow hedges	2,721,000	2.42%
Fair value hedges maturing in 2021	200,000
Total interest rate swaps designated as cash flow or fair value hedges	$2,921,000
See Note 6 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(3,984)	(4,174)
	396,016	395,826
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(5,772)	(5,894)
	294,228	294,106
Total notes	690,244	689,932
Finance leases	31,509	32,563
Notes and other borrowings	$721,753	$722,495
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2021 and December 31, 2020, The Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.

The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2021 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,065,013	8.75%	N/A (1)	N/A (1)	$1,401,698	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,065,013	13.18%	$1,512,135	6.50%	$1,046,862	4.50%	$1,628,453	7.00%
Tier 1 risk-based capital	$3,065,013	13.18%	$1,861,089	8.00%	$1,395,817	6.00%	$1,977,407	8.50%
Total risk-based capital	$3,534,715	15.19%	$2,326,361	10.00%	$1,861,089	8.00%	$2,442,679	10.50%
BankUnited:
Tier 1 leverage	$3,412,719	9.77%	$1,746,053	5.00%	$1,396,842	4.00%	N/A	N/A
CET1 risk-based capital	$3,412,719	14.75%	$1,503,497	6.50%	$1,040,882	4.50%	$1,619,150	7.00%
Tier 1 risk-based capital	$3,412,719	14.75%	$1,850,457	8.00%	$1,387,843	6.00%	$1,966,111	8.50%
Total risk-based capital	$3,582,421	15.49%	$2,313,072	10.00%	$1,850,457	8.00%	$2,428,725	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
We believe we are well positioned, from a capital perspective, to withstand a severe downturn in the economy. In light of the COVID-19 crisis, uncertainty around its ultimate impact on the economy and, by extension, on our financial condition and results of operations, we have enhanced our stress testing framework. We have increased both the frequency of stress testing, which is performed at least quarterly, and the spectrum of scenarios utilized. One exercise we completed was to stress our March 31, 2020 loan portfolio using both the 2018 DFAST severely adverse scenario and the 2020 DFAST severely adverse scenario. The results of each of these stress tests projected regulatory capital ratios in excess of all well capitalized thresholds.
We have an active shelf registration statement on file with the SEC that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions. The Company demonstrated its ability to access the capital markets in a period of stress with its June, 2020 subordinated debt issuance.
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. For the three months ended March 31, 2021 and 2020 net cash provided by operating activities was $386 million and $64 million respectively.
The onset of the COVID-19 pandemic led to dislocation and volatility in funding and capital markets and evoked widespread concerns about the ongoing functioning of those markets, the availability of liquidity and the economy generally. In response, the Federal Reserve reduced its benchmark interest rate to a target level of 0 - 0.25% and has maintained it at that level to date, actively adjusted the size of its overnight and term repurchase agreement operations, reduced reserve requirements to zero, lowered the cost of discount window borrowings, encouraged banks to utilize the discount window and committed to purchasing large amounts of U.S. Treasury securities and MBS. The U.S. government implemented an unprecedented variety of additional stimulus and measures to support markets, the flow of credit, and systemic liquidity. These actions appear to have been effective in stabilizing market liquidity.

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
Available liquidity includes cash, borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window, Federal Funds lines of credit and unpledged agency securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios, and the sale of investment securities. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans. Since the onset of the COVID-19 pandemic, we have not experienced unusual deposit outflows or volatility; we have, in fact experienced growth in deposits. Credit line usage, which we have monitored regularly since the onset of COVID-19, never significantly exceeded and is currently below our trailing three year average. Our available liquidity may also change as the FHLB and Federal Reserve Bank reprice our collateral in the normal course of business based on ongoing quarterly valuations. Based on our internal analysis, we do not expect this to negatively impact our overall liquidity position.
The ALCO policy has established several measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. In light of the COVID-19 situation, we have enhanced the frequency and extent of liquidity monitoring and reporting.
The ALCO policy establishes limits for the ratio of available liquidity to volatile liabilities, the ratio of wholesale funding to total assets, the ratio of brokered deposits to total deposits and a government backed securities holding ratio, measured as the ratio of U.S. Government backed securities to total securities. At March 31, 2021 BankUnited was in compliance with all of these ALCO policy limits.
An additional primary measure of liquidity monitored by management is the 30-day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. ALCO policy thresholds stipulate that BankUnited’s liquidity is considered acceptable if the 30-day total liquidity ratio exceeds 100%. At March 31, 2021, BankUnited’s 30-day total liquidity ratio was 253%. Management also monitors a one-year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At March 31, 2021, BankUnited’s one-year liquidity ratio was 377%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of FHLB advances to total funding, concentrations of large deposits, a measure of on balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. The Company also has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, we are modeling instantaneous rate shocks of plus 100, plus 200, plus 300 and plus 400 basis point shifts as well as a variety of yield curve slope and dynamic balance sheet scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios, generally by policy plus and minus 100, 200, 300 and 400 basis points, are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At March 31, 2021, the most likely rate scenario assumed that all indices are floored at 0%. We did not apply the falling rate scenarios at March 31, 2021 due to the low level of current interest rates. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at March 31, 2021 and December 31, 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at March 31, 2021 - increase:
In year 1	N/A	3.8%	6.6%	8.3%	9.4%
In year 2	N/A	6.7%	11.6%	15.8%	19.4%
Model Results at December 31, 2020 - increase:
In year 1	N/A	2.9%	3.9%	3.2%	1.9%
In year 2	N/A	5.0%	7.8%	9.0%	9.5%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates at March 31, 2021 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at March 31, 2021 and December 31, 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at March 31, 2021 - increase (decrease):	N/A	1.3%	0.2%	(1.6)%	(3.6)%
Model Results at December 31, 2020 - increase (decrease):	N/A	0.8%	(2.0)%	(6.1)%	(10.0)%
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
Derivative Financial Instruments
Interest rate swaps and caps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At March 31, 2021, outstanding interest rate swaps and caps designated as cash flow hedges had an aggregate notional amount of $2.8 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $200 million. At March 31, 2021, the aggregate fair value of interest rate swaps and caps designated as cash flow hedges included in other assets and other liabilities was $2.0 million and $5.1 million, respectively.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.4 billion at March 31, 2021. The aggregate fair value of these interest rate swaps and caps included in other assets was $75.7 million and the aggregate fair value included in other liabilities was $34.5 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
See Note 6 to the consolidated financial statements for additional information about derivative financial instruments.
Off-Balance Sheet Arrangements
For more information on contractual obligations and commitments, see Note 10 to the consolidated financial statements and the Borrowings section of this Management's Discussion and Analysis.
Non-GAAP Financial Measures
PPNR is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses and the ability of the Company to generate earnings sufficient to cover estimated credit losses, particularly in view of the volatility of the provision for credit losses resulting from the COVID-19 pandemic. This measure also provides a meaningful basis for comparison to other financial institutions since it is commonly employed and is a measure frequently cited by investors and analysts. The following table reconciles the non-GAAP financial measurement of PPNR to the comparable GAAP financial measurement of income (loss) before income taxes for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Income (loss) before income taxes (GAAP)	$131,304	$106,965	$(40,422)
Plus: Provision for (recovery of) credit losses	(27,989)	(1,643)	125,428
PPNR (non-GAAP)	$103,315	$105,322	$85,006
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

	March 31, 2021	December 31, 2020	December 31, 2019
Total stockholders’ equity	$3,061,835	$2,983,012	$2,980,779
Less: goodwill and other intangible assets	77,637	77,637	77,674
Tangible stockholders’ equity	$2,984,198	$2,905,375	$2,903,105

Common shares issued and outstanding	93,263,632	93,067,500	95,128,231

Book value per common share	$32.83	$32.05	$31.33

Tangible book value per common share	$32.00	$31.22	$30.52

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
During the quarter ended March 31, 2021, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment and have not identified any instances in which our control environment has failed to operate effectively. We are continually monitoring and assessing any impact of the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
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
Item 1A.   Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2021	—	—	—	$44,997,312
February 1 - February 28, 2021	205,064	$35.42	205,064	$37,734,253
March 1 - March 31, 2021	—	—	—	$37,734,253
Total	205,064	$35.42	205,064

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program
(2) On January 20, 2021, the Company's Board of Directors reinstated the share repurchase program that the Company suspended on March 16, 2020. Authorization remained for the Company to repurchase up to $44.9 million of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. Under this authorization, $37,734,253 remained available for purchase at March 31, 2021.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of May 2021.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer