Form 10-Q
period 2021-06-30
BankUnited, Inc.
filed 2021-08-03
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of August 2, 2021 was 92,820,882.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2021

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CRE	Commercial real estate
DFAST	Dodd-Frank Act Stress Test
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HPI	Home price indices
HTM	Held to maturity
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
ii

LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSLF	Federal Reserve Main Street Lending Facility
MWL	Mortgage warehouse lending
Non-OOCRE	Non-owner occupied commercial real estate
NRSRO	Nationally recognized statistical rating organization
OCI	Other comprehensive income
OOCRE	Owner occupied commercial real estate
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration’s Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PSU	Performance Share Unit
REIT	Real Estate Investment Trust
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIX	CBOE Volatility Index
WARM	Weighted-average remaining maturity

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks:
Non-interest bearing	$17,902	$20,233
Interest bearing	877,446	377,483
Cash and cash equivalents	895,348	397,716
Investment securities (including securities recorded at fair value of $10,222,035 and $9,166,683)	10,232,035	9,176,683
Non-marketable equity securities	164,959	195,865
Loans held for sale	—	24,676
Loans	22,885,074	23,866,042
Allowance for credit losses	(175,642)	(257,323)
Loans, net	22,709,432	23,608,719
Bank owned life insurance	303,519	294,629
Operating lease equipment, net	667,935	663,517
Goodwill	77,637	77,637
Other assets	649,422	571,051
Total assets	$35,700,287	$35,010,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,834,228	$7,008,838
Interest bearing	3,218,441	3,020,039
Savings and money market	13,578,526	12,659,740
Time	2,978,074	4,807,199
Total deposits	28,609,269	27,495,816
Federal funds purchased	—	180,000
FHLB advances	2,681,505	3,122,999
Notes and other borrowings	721,639	722,495
Other liabilities	526,331	506,171
Total liabilities	32,538,744	32,027,481

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 93,238,553 and 93,067,500 shares issued and outstanding	932	931
Paid-in capital	1,011,786	1,017,518
Retained earnings	2,173,698	2,013,715
Accumulated other comprehensive loss	(24,873)	(49,152)
Total stockholders' equity	3,161,543	2,983,012
Total liabilities and stockholders' equity	$35,700,287	$35,010,493

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans	$202,520	$213,938	$407,855	$448,297
Investment securities	37,674	50,932	76,175	106,992
Other	1,607	2,908	3,200	6,628
Total interest income	241,801	267,778	487,230	561,917
Interest expense:
Deposits	17,316	50,187	39,692	133,009
Borrowings	26,174	27,254	52,987	57,995
Total interest expense	43,490	77,441	92,679	191,004
Net interest income before provision for credit losses	198,311	190,337	394,551	370,913
Provision for (recovery of) credit losses	(27,534)	25,414	(55,523)	150,842
Net interest income after provision for credit losses	225,845	164,923	450,074	220,071
Non-interest income:
Deposit service charges and fees	5,417	3,701	10,317	7,887
Gain on sale of loans, net	2,234	4,326	3,988	7,792
Gain on investment securities, net	4,155	6,836	6,520	3,383
Lease financing	13,522	16,150	26,010	31,631
Other non-interest income	7,429	7,338	16,218	10,956
Total non-interest income	32,757	38,351	63,053	61,649
Non-interest expense:
Employee compensation and benefits	56,459	48,877	115,747	107,764
Occupancy and equipment	11,492	11,901	23,367	24,270
Deposit insurance expense	4,222	4,806	11,672	9,209
Professional fees	2,139	3,131	4,051	6,335
Technology and telecommunications	16,851	14,025	32,592	26,621
Depreciation of operating lease equipment	12,834	12,219	25,051	24,822
Other non-interest expense	14,455	11,411	29,193	26,217
Total non-interest expense	118,452	106,370	241,673	225,238
Income before income taxes	140,150	96,904	271,454	56,482
Provision for income taxes	36,176	20,396	68,666	10,925
Net income	$103,974	$76,508	$202,788	$45,557
Earnings per common share, basic	$1.12	$0.80	$2.18	$0.47
Earnings per common share, diluted	$1.11	$0.80	$2.17	$0.47

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$103,974	$76,508	$202,788	$45,557
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	13,926	188,405	(8,559)	(24,755)
Reclassification adjustment for net securities gains realized in income	(2,118)	(4,264)	(5,073)	(5,404)
Net change in unrealized gains (losses) on securities available for sale	11,808	184,141	(13,632)	(30,159)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(8,944)	(11,070)	15,667	(91,884)
Reclassification adjustment for net losses realized in income	11,088	7,502	22,244	10,851
Net change in unrealized losses on derivative instruments	2,144	(3,568)	37,911	(81,033)
Other comprehensive income (loss)	13,952	180,573	24,279	(111,192)
Comprehensive income (loss)	$117,926	$257,081	$227,067	$(65,635)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$202,788	$45,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion, net	(15,124)	(11,590)
Provision for (recovery of) credit losses	(55,523)	150,842
Gain on sale of loans, net	(3,988)	(7,792)
Gain on investment securities, net	(6,520)	(3,383)
Equity based compensation	12,414	7,351
Depreciation and amortization	37,089	35,691
Deferred income taxes	1,218	(769)
Proceeds from sale of loans held for sale	455,996	369,807
Loans originated for sale, net of repayments	—	(17,681)
Other:
Increase in other assets	(132,384)	(23,101)
(Decrease) increase in other liabilities	81,833	(224,093)
Net cash provided by operating activities	577,799	320,839

Cash flows from investing activities:
Purchase of investment securities	(3,145,279)	(2,263,847)
Proceeds from repayments and calls of investment securities	1,265,922	587,139
Proceeds from sale of investment securities	800,056	547,337
Purchase of non-marketable equity securities	(1,200)	(128,562)
Proceeds from redemption of non-marketable equity securities	32,106	149,175
Purchases of loans	(2,271,081)	(1,085,437)
Loan originations and repayments, net	2,638,153	68,012
Proceeds from sale of loans, net	183,263	11,604
Acquisition of operating lease equipment	(38,875)	(19,118)
Other investing activities	(5,183)	(10,663)
Net cash used in investing activities	(542,118)	(2,144,360)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	1,113,453	1,675,833
Net decrease in federal funds purchased	(180,000)	—
Additions to FHLB and PPPLF borrowings	1,106,000	3,762,336
Repayments of FHLB and PPPLF borrowings	(1,545,999)	(3,596,310)
Proceeds from issuance of notes, net	—	293,858
Dividends paid	(43,714)	(42,702)
Repurchase of common stock	(7,263)	(100,972)
Other financing activities	19,474	19,036
Net cash provided by financing activities	461,951	2,011,079
Net increase in cash and cash equivalents	497,632	187,558
Cash and cash equivalents, beginning of period	397,716	214,673
Cash and cash equivalents, end of period	$895,348	$402,231

Supplemental disclosure of cash flow information:
Interest paid	$94,782	$209,233
Income taxes paid, net	$236,491	$4,883

Supplemental schedule of non-cash investing and financing activities:
Unsettled sale of loans	$—	$11,058
Transfers from loans to loans held for sale	$611,568	$329,308
Dividends declared, not paid	$21,400	$21,909
Unsettled investment securities trades, net	$—	$174,788

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2021	93,263,632	$933	$1,008,603	$2,091,124	$(38,825)	$3,061,835
Comprehensive income	—	—	—	103,974	13,952	117,926
Dividends ($0.23 per common share)	—	—	—	(21,400)	—	(21,400)
Equity based compensation	19,469	—	3,211	—	—	3,211
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(44,548)	(1)	(28)	—	—	(29)
Balance at June 30, 2021	93,238,553	$932	$1,011,786	$2,173,698	$(24,873)	$3,161,543

Balance at March 31, 2020	92,406,294	$924	$987,757	$1,851,040	$(323,592)	$2,516,129
Comprehensive income	—	—	—	76,508	180,573	257,081
Dividends ($0.23 per common share)	—	—	—	(21,909)	—	(21,909)
Equity based compensation	56,688	1	3,762	—	—	3,763
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(42,704)	(1)	(10)	—	—	(11)
Balance at June 30, 2020	92,420,278	$924	$991,509	$1,905,639	$(143,019)	$2,755,053

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012
Comprehensive income	—	—	—	202,788	24,279	227,067
Dividends ($0.46 per common share)	—	—	—	(42,805)	—	(42,805)
Equity based compensation	559,180	5	7,218	—	—	7,223
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(184,632)	(2)	(5,714)	—	—	(5,716)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(205,064)	(2)	(7,261)	—	—	(7,263)
Balance at June 30, 2021	93,238,553	$932	$1,011,786	$2,173,698	$(24,873)	$3,161,543

Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Balance at January 1, 2020	95,128,231	951	1,083,920	1,903,918	(31,827)	2,956,962
Comprehensive loss	—	—	—	45,557	(111,192)	(65,635)
Dividends ($0.46 per common share)	—	—	—	(43,836)	—	(43,836)
Equity based compensation	743,696	8	11,428	—	—	11,436
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(186,072)	(3)	(4,428)	—	—	(4,431)
Exercise of stock options	60,000	1	1,528	—	—	1,529
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at June 30, 2020	92,420,278	$924	$991,509	$1,905,639	$(143,019)	$2,755,053

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 65 banking centers located in 13 Florida counties and 4 banking centers located in the New York metropolitan area at June 30, 2021. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Six Months Ended June 30, 2021
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
June 30, 2021

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2021	2020	2021	2020
Basic earnings per common share:
Numerator:
Net income	$103,974	$76,508	$202,788	$45,557
Distributed and undistributed earnings allocated to participating securities	(1,338)	(3,353)	(2,589)	(1,939)
Income allocated to common stockholders for basic earnings per common share	$102,636	$73,155	$200,199	$43,618
Denominator:
Weighted average common shares outstanding	93,245,282	92,409,949	93,160,962	93,177,243
Less average unvested stock awards	(1,241,381)	(1,207,798)	(1,223,555)	(1,154,589)
Weighted average shares for basic earnings per common share	92,003,901	91,202,151	91,937,407	92,022,654
Basic earnings per common share	$1.12	$0.80	$2.18	$0.47
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$102,636	$73,155	$200,199	$43,618
Adjustment for earnings reallocated from participating securities	2	—	3	—
Income used in calculating diluted earnings per common share	$102,638	$73,155	$200,202	$43,618
Denominator:
Weighted average shares for basic earnings per common share	92,003,901	91,202,151	91,937,407	92,022,654
Dilutive effect of stock options and certain shared-based awards	181,061	705	137,542	126,858
Weighted average shares for diluted earnings per common share	92,184,962	91,202,856	92,074,949	92,149,512
Diluted earnings per common share	$1.11	$0.80	$2.17	$0.47
Potentially dilutive unvested shares and share units totaling 1,212,062 and 1,743,403 were outstanding at June 30, 2021 and 2020, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.
Participating securities for the three and six months ended June 30, 2020 include 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expired in February 2021 and, while outstanding, participated in dividends on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$158,977	$469	$(2,809)	$156,637
U.S. Government agency and sponsored enterprise residential MBS	2,197,562	22,257	(4,379)	2,215,440
U.S. Government agency and sponsored enterprise commercial MBS	831,726	8,564	(4,702)	835,588
Private label residential MBS and CMOs	2,104,579	9,475	(2,327)	2,111,727
Private label commercial MBS	2,579,963	18,530	(4,469)	2,594,024
Single family rental real estate-backed securities	608,269	9,961	(785)	617,445
Collateralized loan obligations	986,214	269	(4,216)	982,267
Non-mortgage asset-backed securities	172,791	3,715	—	176,506
State and municipal obligations	209,791	18,834	—	228,625
SBA securities	216,682	2,244	(3,292)	215,634
	10,066,554	$94,318	$(26,979)	10,133,893
Investment securities held to maturity	10,000			10,000
	$10,076,554			10,143,893
Marketable equity securities				88,142
				$10,232,035

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

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
Investment securities held to maturity at June 30, 2021 and December 31, 2020 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $17 million at both June 30, 2021 and December 31, 2020, and is included in other assets in the accompanying consolidated balance sheets.
At June 30, 2021, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,463,157	$1,468,146
Due after one year through five years	6,199,918	6,245,085
Due after five years through ten years	1,971,729	1,984,142
Due after ten years	431,750	436,520
	$10,066,554	$10,133,893
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.1 billion at both June 30, 2021 and December 31, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sale of investment securities AFS	$389,814	$240,805	$800,056	$547,337

Gross realized gains on investment securities AFS	$2,870	$5,723	$6,862	$7,255
Gross realized losses on investment securities AFS	(29)	—	(54)	(2)
Net realized gain	2,841	5,723	6,808	7,253

Net unrealized gains (losses) on marketable equity securities recognized in earnings	1,314	1,113	(288)	(3,870)

Gain on investment securities, net	$4,155	$6,836	$6,520	$3,383
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$121,096	$(2,809)	$—	$—	$121,096	$(2,809)
U.S. Government agency and sponsored enterprise residential MBS	287,258	(1,161)	367,303	(3,218)	654,561	(4,379)
U.S. Government agency and sponsored enterprise commercial MBS	234,214	(4,369)	84,177	(333)	318,391	(4,702)
Private label residential MBS and CMOs	597,907	(2,327)	—	—	597,907	(2,327)
Private label commercial MBS	400,800	(3,019)	278,005	(1,450)	678,805	(4,469)
Single family rental real estate-backed securities	122,180	(785)	—	—	122,180	(785)
Collateralized loan obligations	—	—	565,872	(4,216)	565,872	(4,216)
SBA securities	—	—	120,630	(3,292)	120,630	(3,292)
	$1,763,455	$(14,470)	$1,415,987	$(12,509)	$3,179,442	$(26,979)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and six months ended June 30, 2021 and 2020. At June 30, 2021, the Company did not have an intent to sell securities that were in significant unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At June 30, 2021, 158 securities available for sale were in unrealized loss positions. The unrealized losses are primarily attributable to changes in interest rates and, in some cases, volatility in the financial markets since their purchase. The amount of impairment related to 51 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.4 million and no further analysis with respect to these securities was considered necessary.
For U.S. Government, U.S. government agency and U.S. government sponsored enterprise securities, the timely payment of principal and interest is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities. For all other AFS securities in a significant unrealized loss position, the Company performed an analysis by first determining the present value of cash flows expected to be collected, based on stressed economic scenarios more severe than our reasonable and supportable economic forecast. The present value was then compared to the amortized cost basis to identify possible impairment. The economic forecast scenario used for evaluation of impaired securities incorporates assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity, recovery lag and other relevant factors.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$5,206,766	22.8%	$4,922,836	20.6%
Government insured residential	1,863,723	8.1%	1,419,074	5.9%
Other consumer loans	5,785	—%	6,312	0.1%
	7,076,274	30.9%	6,348,222	26.6%
Commercial:
Multi-family	1,256,711	5.5%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,724,183	20.7%	4,963,273	20.8%
Construction and land	218,634	1.0%	293,307	1.2%
Owner occupied commercial real estate	1,960,900	8.6%	2,000,770	8.4%
Commercial and industrial	4,205,795	18.4%	4,447,383	18.6%
PPP	491,960	2.1%	781,811	3.3%
Pinnacle	1,046,537	4.6%	1,107,386	4.6%
Bridge - franchise finance	463,874	2.0%	549,733	2.3%
Bridge - equipment finance	421,939	1.8%	475,548	2.0%
Mortgage warehouse lending	1,018,267	4.4%	1,259,408	5.3%
	15,808,800	69.1%	17,517,820	73.4%
Total loans	22,885,074	100.0%	23,866,042	100.0%
Allowance for credit losses	(175,642)		(257,323)
Loans, net	$22,709,432		$23,608,719
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $46 million and $39 million at June 30, 2021 and December 31, 2020, respectively. The amortized cost basis of residential PCD loans and the related amount of non-credit discount was $100 million and $95 million, respectively at June 30, 2021 and $118 million and $115 million, respectively at December 31, 2020. The ACL related to PCD residential loans was $1.2 million and $2.8 million at June 30, 2021 and December 31, 2020, respectively.
Included in the table above are direct or sales type finance leases totaling $665 million and $670 million at June 30, 2021 and December 31, 2020, respectively. The amount of income recognized from direct or sales type finance leases for the three and six months ended June 30, 2021 and 2020 totaled $4.5 million, $9.9 million, $5.3 million and $10.7 million, respectively and is recorded as interest income on loans in the consolidated statements of income.
During the three and six months ended June 30, 2021 and 2020, the Company purchased 1-4 single family residential loans totaling $1.3 billion, $2.3 billion, $582 million and $1.1 billion, respectively. Purchases for the three and six months ended June 30, 2021 and 2020 included $578 million, $973 million, $243 million and $529 million, respectively, of government insured residential loans.
At June 30, 2021 and December 31, 2020, the Company had pledged loans with a carrying value of approximately $9.5 billion and $9.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At June 30, 2021 and December 31, 2020, accrued interest receivable on loans, net of related ACL at December 31, 2020, totaled $97 million and $99 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and six months ended June 30, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period based on a single economic scenario. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021			2020
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$15,844	$205,090	$220,934	$12,576	$238,003	$250,579
Provision (recovery)	(3,938)	(23,725)	(27,663)	(1,924)	33,508	31,584
Charge-offs	—	(18,402)	(18,402)	—	(19,178)	(19,178)
Recoveries	3	770	773	43	3,095	3,138
Ending balance	$11,909	$163,733	$175,642	$10,695	$255,428	$266,123

	Six Months Ended June 30,
	2021			2020
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$18,719	$238,604	$257,323	$11,154	$97,517	$108,671
Impact of adoption of ASU 2016-13	—	—	—	8,098	19,207	27,305
Balance after adoption of ASU 2016-13	18,719	238,604	257,323	19,252	116,724	135,976
Provision (recovery)	(6,802)	(47,167)	(53,969)	(8,572)	162,021	153,449
Charge-offs	(14)	(30,380)	(30,394)	(31)	(26,953)	(26,984)
Recoveries	6	2,676	2,682	46	3,636	3,682
Ending balance	$11,909	$163,733	$175,642	$10,695	$255,428	$266,123
The decrease in the ACL from December 31, 2020 to June 30, 2021 related primarily to the recovery of credit losses recorded during the six months ended June 30, 2021. The most significant factor contributing to the recovery of provision was an improving economic forecast. The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to June 30, 2020 was reflective of the impact of the COVID-19 pandemic on current economic conditions, the economic forecast and on individual borrowers and portfolio sub-segments.
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amount related to funded portion of loans	$(27,663)	$31,584	$(53,969)	$153,449
Amount related to off-balance sheet credit exposures	129	(6,170)	(919)	(2,607)
Amount related to accrued interest receivable	—	—	(271)	—
Amount related to AFS debt securities	—	—	(364)	—
Total provision for (recovery of) credit losses	$(27,534)	$25,414	$(55,523)	$150,842
Credit quality information
The credit quality of the loan portfolio has been and may continue to be impacted by the COVID-19 crisis, its impact on the economy broadly and more specifically on the Company's individual borrowers. While economic conditions continue to improve, some level of uncertainty continues to exist about the full extent of this impact and the trajectory of recovery. The ultimate impact may not be fully reflected in some of the credit quality indicators disclosed below. Delinquency statistics may not be fully reflective of the impact of the COVID-19 crisis due to deferral and modification programs offered to affected borrowers.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

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
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	June 30, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$1,083,253	$1,189,810	$473,427	$279,499	$441,586	$1,660,924	$5,128,499
30 - 59 Days Past Due	15,148	7,150	9,631	3,635	3,848	6,086	45,498
60 - 89 Days Past Due	—	922	3,229	812	1,082	3,300	9,345
90 Days or More Past Due	—	—	1,702	5,144	851	15,727	23,424
	$1,098,401	$1,197,882	$487,989	$289,090	$447,367	$1,686,037	$5,206,766

	December 31, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$1,092,183	$645,993	$374,838	$611,377	$740,749	$1,392,192	$4,857,332
30 - 59 Days Past Due	17,826	5,741	2,564	927	2,913	18,880	48,851
60 - 89 Days Past Due	111	145	435	—	2,825	3,973	7,489
90 Days or More Past Due	—	807	1,762	53	1,027	5,515	9,164
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	June 30, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$419,732	$437,986	$108,821	$68,019	$138,073	$588,791	$1,761,422
61% - 70%	296,621	317,275	114,771	71,726	88,144	425,875	1,314,412
71% - 80%	381,806	441,154	255,015	135,047	185,034	637,249	2,035,305
More than 80%	242	1,467	9,382	14,298	36,116	34,122	95,627
	$1,098,401	$1,197,882	$487,989	$289,090	$447,367	$1,686,037	$5,206,766

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

	December 31, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$395,977	$143,273	$82,199	$174,223	$286,092	$487,487	$1,569,251
61% - 70%	298,941	151,633	92,928	119,381	184,119	341,159	1,188,161
71% - 80%	413,003	344,998	181,852	271,605	258,931	565,781	2,036,170
More than 80%	2,199	12,782	22,620	47,148	18,372	26,133	129,254
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	June 30, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$876,798	$885,583	$314,923	$167,341	$314,717	$1,140,630	$3,699,992
720 - 759	185,830	227,976	99,444	59,330	80,474	304,170	957,224
719 or less	35,773	84,323	73,622	62,419	52,176	241,237	549,550
	$1,098,401	$1,197,882	$487,989	$289,090	$447,367	$1,686,037	$5,206,766

	December 31, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$843,199	$435,582	$225,292	$451,304	$549,119	$956,254	$3,460,750
720 - 759	223,831	128,875	84,602	102,859	130,592	256,703	927,462
719 or less	43,090	88,229	69,705	58,194	67,803	207,603	534,624
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

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
Commercial credit exposure based on internal risk rating:

	June 30, 2021
	Amortized Cost By Origination Year						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
Multi-Family
Pass	$31,965	$147,499	$245,838	$153,168	$145,093	$274,242	$40,238	$1,038,043
Special mention	—	—	—	4,258	—	1,827	—	6,085
Substandard	—	5,002	42,938	9,599	32,186	122,858	—	212,583
Total Multi-Family	$31,965	$152,501	$288,776	$167,025	$177,279	$398,927	$40,238	$1,256,711

Non-owner occupied commercial real estate
Pass	$213,043	$526,381	$1,057,193	$631,119	$424,389	$1,016,555	$79,761	$3,948,441
Special mention	—	—	24,604	15,662	—	7,641	—	47,907
Substandard	—	26,021	146,339	73,142	84,622	397,711	—	727,835
Total non-owner occupied commercial real estate	$213,043	$552,402	$1,228,136	$719,923	$509,011	$1,421,907	$79,761	$4,724,183

Construction and Land
Pass	$3,919	$34,832	$136,272	$10,611	$8,605	$268	$4,840	$199,347
Special mention	—	—	5,184	—	—	—	—	5,184
Substandard	—	1,167	2,539	1,328	—	9,069	—	14,103
Total Construction and Land	$3,919	$35,999	$143,995	$11,939	$8,605	$9,337	$4,840	$218,634

Owner occupied commercial real estate
Pass	$51,923	$228,037	$285,963	$236,599	$246,368	$596,121	$28,222	$1,673,233
Special mention	—	1,796	2,388	3,908	13,628	19,409	794	41,923
Substandard	—	6,902	29,021	37,616	46,835	125,370	—	245,744
Total owner occupied commercial real estate	$51,923	$236,735	$317,372	$278,123	$306,831	$740,900	$29,016	$1,960,900

Commercial and industrial
Pass	$363,731	$506,653	$647,392	$184,745	$197,346	$194,549	$1,676,514	$3,770,930
Special mention	—	937	11,257	16,640	1,611	2,481	438	33,364
Substandard	480	19,291	144,079	42,028	14,278	35,315	129,176	384,647
Doubtful	—	—	—	8	—	—	16,846	16,854
Total commercial and industrial	$364,211	$526,881	$802,728	$243,421	$213,235	$232,345	$1,822,974	$4,205,795

PPP
Pass	$282,746	$209,214	$—	$—	$—	$—	$—	$491,960
Total PPP	$282,746	$209,214	$—	$—	$—	$—	$—	$491,960

Pinnacle
Pass	$67,425	$141,124	$106,430	$61,798	$202,771	$466,989	$—	$1,046,537
Total Pinnacle	$67,425	$141,124	$106,430	$61,798	$202,771	$466,989	$—	$1,046,537

Bridge - Franchise Finance
Pass	$9,078	$51,732	$114,668	$16,475	$7,861	$10,133	$—	$209,947
Special mention	—	—	1,857	—	—	—	—	1,857
Substandard	—	29,679	95,935	78,404	27,192	20,382	—	251,592
Doubtful	—	—	—	—	—	478	—	478
Total Bridge - Franchise Finance	$9,078	$81,411	$212,460	$94,879	$35,053	$30,993	$—	$463,874

Bridge - Equipment Finance
Pass	$36,740	$19,892	$132,856	$55,875	$33,371	$63,653	$—	$342,387
Special mention	—	—	—	—	1,744	—	—	1,744
Substandard	—	—	14,948	22,404	40,456	—	—	77,808
Total Bridge - Equipment Finance	$36,740	$19,892	$147,804	$78,279	$75,571	$63,653	$—	$421,939

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,018,267	$1,018,267
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,018,267	$1,018,267

	December 31, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Multi-Family
Pass	$184,287	$264,254	$149,188	$206,768	$203,481	$313,758	$38,509	$1,360,245
Special mention	—	390	10,985	11,260	8,400	5,300	—	36,335
Substandard	8,393	25,239	9,645	15,125	43,920	140,299	—	242,621
Total Multi-Family	$192,680	$289,883	$169,818	$233,153	$255,801	$459,357	$38,509	$1,639,201

Non-owner occupied commercial real estate
Pass	$532,567	$1,070,940	$706,730	$442,599	$462,201	$607,922	$99,627	$3,922,586
Special mention	2,687	56,533	16,271	34,283	43,699	66,370	—	219,843
Substandard	30,401	132,814	69,507	56,219	288,998	242,905	—	820,844
Total non-owner occupied commercial real estate	$565,655	$1,260,287	$792,508	$533,101	$794,898	$917,197	$99,627	$4,963,273

Construction and Land
Pass	$20,860	$158,413	$9,003	$48,657	$26,845	$904	$297	$264,979
Special mention	—	—	8,010	8,604	4,284	—	—	20,898
Substandard	23	1,366	1,287	—	4,408	346	—	7,430
Total Construction and Land	$20,883	$159,779	$18,300	$57,261	$35,537	$1,250	$297	$293,307

Owner occupied commercial real estate
Pass	$229,670	$263,138	$251,413	$232,171	$288,403	$361,130	$17,281	$1,643,206
Special mention	2,593	42,485	11,789	41,799	19,839	20,347	17,985	156,837
Substandard	2,615	24,673	21,114	36,411	26,997	79,860	9,057	200,727
Total owner occupied commercial real estate	$234,878	$330,296	$284,316	$310,381	$335,239	$461,337	$44,323	$2,000,770

Commercial and industrial
Pass	$574,601	$759,384	$257,451	$250,787	$165,105	$47,086	$1,882,856	$3,937,270
Special mention	10,387	49,471	17,096	2,451	20,838	2,977	66,385	169,605
Substandard	21,122	120,275	34,045	14,073	29,907	31,478	89,436	340,336
Doubtful	—	—	—	—	—	172	—	172
Total commercial and industrial	$606,110	$929,130	$308,592	$267,311	$215,850	$81,713	$2,038,677	$4,447,383

PPP
Pass	$781,811	$—	$—	$—	$—	$—	$—	$781,811
Total PPP	$781,811	$—	$—	$—	$—	$—	$—	$781,811

Pinnacle
Pass	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386
Total Pinnacle	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386

Bridge - Franchise Finance
Pass	$48,741	$91,509	$23,650	$8,745	$11,817	$6,416	$—	$190,878
Special mention	2,693	54,271	5,175	4,699	2,088	2,667	—	71,593
Substandard	36,515	101,772	84,064	33,213	16,706	3,297	—	275,567
Doubtful	—	—	10,771	—	924	—	—	11,695
Total Bridge - Franchise Finance	$87,949	$247,552	$123,660	$46,657	$31,535	$12,380	$—	$549,733

Bridge - Equipment Finance
Pass	$23,684	$137,730	$66,004	$50,000	$36,963	$49,875	$—	$364,256
Special mention	—	—	19,542	16,863	—	—	—	36,405
Substandard	—	30,762	9,894	34,231	—	—	—	74,887
Total Bridge - Equipment Finance	$23,684	$168,492	$95,440	$101,094	$36,963	$49,875	$—	$475,548

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

At June 30, 2021, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	June 30, 2021
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,038,043	$3,948,441	$199,347	$1,673,233	$3,770,930	$491,960	$1,046,537	$209,947	$342,387	$1,018,267	$13,739,092
Special mention	6,085	47,907	5,184	41,923	33,364	—	—	1,857	1,744	—	138,064
Substandard - accruing	205,514	676,515	9,319	219,162	277,683	—	—	218,665	77,808	—	1,684,666
Substandard non-accruing	7,069	51,320	4,784	26,582	106,964	—	—	32,927	—	—	229,646
Doubtful	—	—	—	—	16,854	—	—	478	—	—	17,332
	$1,256,711	$4,724,183	$218,634	$1,960,900	$4,205,795	$491,960	$1,046,537	$463,874	$421,939	$1,018,267	$15,808,800

	December 31, 2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,360,245	$3,922,586	$264,979	$1,643,206	$3,937,270	$781,811	$1,107,386	$190,878	$364,256	$1,259,408	14,832,025
Special mention	36,335	219,843	20,898	156,837	169,605	—	—	71,593	36,405	—	711,516
Substandard -accruing	218,532	756,825	2,676	177,575	285,925	—	—	242,234	74,887	—	1,758,654
Substandard non-accruing	24,089	64,019	4,754	23,152	54,411	—	—	33,333	—	—	203,758
Doubtful	—	—	—	—	172	—	—	11,695	—	—	11,867
	$1,639,201	$4,963,273	$293,307	$2,000,770	$4,447,383	$781,811	$1,107,386	$549,733	$475,548	$1,259,408	$17,517,820
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	June 30, 2021					December 31, 2020
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$5,128,499	$45,498	$9,345	$23,424	$5,206,766	$4,857,332	$48,851	$7,489	$9,164	$4,922,836
Government insured residential	951,561	103,054	77,401	731,707	1,863,723	722,367	77,883	56,495	562,329	1,419,074
Other consumer loans	5,742	21	—	22	5,785	6,022	37	22	231	6,312
Multi-family	1,235,529	—	14,113	7,069	1,256,711	1,602,990	17,842	—	18,369	1,639,201
Non-owner occupied commercial real estate	4,677,789	14,113	206	32,075	4,724,183	4,876,823	34,117	20,291	32,042	4,963,273
Construction and land	217,400	888	—	346	218,634	288,032	4,530	399	346	293,307
Owner occupied commercial real estate	1,943,777	924	1,083	15,116	1,960,900	1,971,475	10,756	3,203	15,336	2,000,770
Commercial and industrial	4,173,584	78	2,066	30,067	4,205,795	4,366,009	52,117	552	28,705	4,447,383
PPP	491,960	—	—	—	491,960	781,811	—	—	—	781,811
Pinnacle	1,046,537	—	—	—	1,046,537	1,107,386	—	—	—	1,107,386
Bridge - franchise finance	441,124	—	9,948	12,802	463,874	498,831	16,423	8,664	25,815	549,733
Bridge - equipment finance	421,939	—	—	—	421,939	475,548	—	—	—	475,548
Mortgage warehouse lending	1,018,267	—	—	—	1,018,267	1,259,408	—	—	—	1,259,408
	$21,753,708	$164,576	$114,162	$852,628	$22,885,074	$22,814,034	$262,556	$97,115	$692,337	$23,866,042

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $33.6 million and $40.3 million at June 30, 2021 and December 31, 2020, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $732 million and $562 million at June 30, 2021 and December 31, 2020, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$45,553	$1,643	$28,828	$1,755
Commercial:
Multi-family	7,069	7,069	24,090	24,090
Non-owner occupied commercial real estate	51,320	30,182	64,017	32,843
Construction and land	4,784	4,439	4,754	4,408
Owner occupied commercial real estate	26,582	7,545	23,152	2,110
Commercial and industrial	123,818	9,760	54,584	9,235
Bridge - franchise finance	33,405	4,010	45,028	9,754
	$292,531	$64,648	$244,453	$84,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $47.7 million and $51.3 million at June 30, 2021 and December 31, 2020, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and six months ended June 30, 2021 and 2020. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $3.4 million and $5.9 million for the three and six months ended June 30, 2021, respectively and $3.0 million and $5.7 million for the three and six months ended June 30, 2020, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$2,405	$2,377	$2,528	$2,513
Commercial:
Multi-family	7,069	7,069	24,090	24,090
Non-owner occupied commercial real estate	40,965	40,724	52,813	52,435
Construction and land	4,784	4,784	4,754	4,754
Owner occupied commercial real estate	20,228	20,228	14,814	14,777
Commercial and industrial	99,405	61,286	28,112	18,093
Bridge - franchise finance	7,541	5,818	28,986	12,832
Total commercial	179,992	139,909	153,569	126,981
	$182,397	$142,286	$156,097	$129,494

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the six months ended June 30, 2021.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $200 million, of which $192 million was government insured, at June 30, 2021 and $217 million, of which $209 million was government insured, at December 31, 2020. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at June 30, 2021 and December 31, 2020.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2021 and 2020 that experienced payment defaults during those periods (dollars in thousands):

	Three Months Ended June 30,
	2021				2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
Government insured residential	116	$21,758	54	$9,878	52	$7,291	121	$19,512
Non-owner occupied commercial real estate	1	2,853	—	—	—	—	1	4,249
Commercial and industrial	—	—	—	—	2	1,348	—	—
Bridge - franchise finance	—	—	—	—	1	919	5	18,718
	117	$24,611	54	$9,878	55	$9,558	127	$42,479

	Six Months Ended June 30,
	2021				2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	—	$—	—	$—	1	$203	—	$—
Government insured residential	143	27,235	63	10,997	86	12,183	150	23,994
Non-owner occupied commercial real estate	1	2,853	—	—	1	4,249	1	4,249
Commercial and industrial	—	—	—	—	2	1,348	3	5,448
Bridge - franchise finance	—	—	—	—	9	14,666	8	23,358
	144	$30,088	63	$10,997	99	$32,649	$162	$57,049
TDRs during the three and six months ended June 30, 2021 and 2020 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. The majority of loan modifications or deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Note 5    Income Taxes
The Company’s effective income tax rate was 25.8% and 25.3% for the three and six months ended June 30, 2021, respectively and 21.0% and 19.3% for the three and six months ended June 30, 2020, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2021 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax. These factors were largely offsetting for the 2020 periods, when the effective tax rate did not differ materially from the Federal statutory rate of 21%. During the three and six months ended June 30, 2020, income not subject to tax was a larger percentage of pre-tax income when compared to the same periods in 2021.
Note 6    Derivatives and Hedging Activities
The Company has entered into LIBOR-based interest rate swaps and caps designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. The Company has also entered into LIBOR-based interest rate swaps designated as fair value hedges designed to hedge changes in the fair value of outstanding fixed rate borrowings caused by fluctuations in the benchmark interest rate.
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and six months ended June 30, 2021 and 2020, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both June 30, 2021 and December 31, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2021
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.53%	3-Month LIBOR	2.3	$2,381,000	Other liabilities	$—	$(4,544)
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate borrowings	—%	—%	4.4	100,000	Other assets	1,259	—
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.54%	0.2	200,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.57%	Indexed to 1-month LIBOR	5.4	1,679,754	Other assets / Other liabilities	1,067	(25,087)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.57%	5.4	1,679,754	Other assets	77,014	(2,154)
Interest rate caps purchased, indexed to 1-month LIBOR			2.36%	2.6	43,000	Other assets	346	—
Interest rate caps sold, indexed to 1-month LIBOR		2.36%		2.6	43,000	Other liabilities	—	(346)
					$6,126,508		$79,686	$(32,131)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

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
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Location of Loss Reclassified from AOCI into Income
	2021	2020	2021	2020
Interest rate contracts	$(14,882)	$(10,009)	$(29,857)	$(14,565)	Interest expense on borrowings
During the three and six months ended June 30, 2021 and 2020, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2021, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $38.9 million.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Location of Gain (Loss) in Consolidated Statements of Income
	2021	2020	2021	2020
Fair value adjustment on derivatives	$(669)	$8	$(1,496)	$4,028	Interest expense on borrowings
Fair value adjustment on hedged items	670	(164)	1,495	(4,072)	Interest expense on borrowings
Gain (loss) recognized on fair value hedges (ineffective portion)	$1	$(156)	$(1)	$(44)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$200,000	$250,000	FHLB advances
Cumulative fair value hedging adjustments	$505	$1,999	FHLB advances
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2021
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$1,413	$—	$1,413	$(1,363)	$—	$50
Derivative liabilities	(29,631)	—	(29,631)	1,363	28,220	(48)
	$(28,218)	$—	$(28,218)	$—	$28,220	$2

	December 31, 2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(44,490)	—	(44,490)	—	44,332	(158)
	$(44,490)	$—	$(44,490)	$—	$44,332	$(158)
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At June 30, 2021, the Company had pledged net financial collateral of $31.5 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$18,692	$(4,766)	$13,926	$252,893	$(64,488)	$188,405
Amounts reclassified to gain on investment securities available for sale, net	(2,842)	724	(2,118)	(5,723)	1,459	(4,264)
Net change in unrealized gains (losses) on investment securities available for sale	15,850	(4,042)	11,808	247,170	(63,029)	184,141
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(12,005)	3,061	(8,944)	(12,288)	1,218	(11,070)
Amounts reclassified to interest expense on borrowings	14,882	(3,794)	11,088	10,009	(2,507)	7,502
Net change in unrealized losses on derivative instruments	2,877	(733)	2,144	(2,279)	(1,289)	(3,568)
Other comprehensive income (loss)	$18,727	$(4,775)	$13,952	$244,891	$(64,318)	$180,573

	Six Months Ended June 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding loss arising during the period	$(11,489)	$2,930	$(8,559)	$(33,743)	$8,988	$(24,755)
Amounts reclassified to gain on investment securities available for sale, net	(6,809)	1,736	(5,073)	(7,253)	1,849	(5,404)
Net change in unrealized gains (losses) on investment securities available for sale	(18,298)	4,666	(13,632)	(40,996)	10,837	(30,159)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	21,030	(5,363)	15,667	(122,239)	30,355	(91,884)
Amounts reclassified to interest expense on borrowings	29,857	(7,613)	22,244	14,565	(3,714)	10,851
Net change in unrealized losses on derivative instruments	50,887	(12,976)	37,911	(107,674)	26,641	(81,033)
Other comprehensive income (loss)	$32,589	$(8,310)	$24,279	$(148,670)	$37,478	$(111,192)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at March 31, 2021	$38,359	$(77,184)	$(38,825)
Other comprehensive income	11,808	2,144	13,952
Balance at June 30, 2021	$50,167	$(75,040)	$(24,873)

Balance at March 31, 2020	$(186,115)	$(137,477)	$(323,592)
Other comprehensive income (loss)	184,141	(3,568)	$180,573
Balance at June 30, 2020	$(1,974)	$(141,045)	$(143,019)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other comprehensive income (loss)	(13,632)	37,911	24,279
Balance at June 30, 2021	$50,167	$(75,040)	$(24,873)

Balance at December 31, 2019	$28,185	$(60,012)	$(31,827)
Other comprehensive loss	(30,159)	(81,033)	(111,192)
Balance at June 30, 2020	$(1,974)	$(141,045)	$(143,019)
 Capital Actions
In July 2021, the Company's Board of Directors authorized the repurchase of up to $150 million in shares of its outstanding common stock. This authorization is in addition to $37.7 million in remaining authorization under a previously announced share repurchase program. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

Note 8    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2020	1,161,835	$33.32
Granted	559,180	42.17
Vested	(460,269)	34.01
Canceled or forfeited	(48,684)	35.19
Unvested share awards outstanding, June 30, 2021	1,212,062	$37.07

Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24
Granted	644,300	29.73
Vested	(455,260)	39.15
Canceled or forfeited	(33,137)	36.21
Unvested share awards outstanding, June 30, 2020	1,206,358	$33.41
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
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Six Months Ended June 30,
	2021	2020
Closing price on date of grant	$42.01 - $47.52	$13.99 - $30.90
Aggregate grant date fair value of shares vesting	$15,652	$17,824
The total unrecognized compensation cost of $34.5 million for all unvested share awards outstanding at June 30, 2021 will be recognized over a weighted average remaining period of 2.94 years.
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
June 30, 2021

probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2020	156,555	179,793
Granted	63,814	63,814
Unvested executive share-based awards outstanding, June 30, 2021	220,369	243,607

Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Unvested executive share-based awards outstanding, June 30, 2020	218,847	231,819
The total liability for the share units was $6.8 million at June 30, 2021. The total unrecognized compensation cost of $13.0 million for these share units at June 30, 2021 will be recognized over a weighted average remaining period of 2.22 years.
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
Option Awards
A summary of activity related to stock option awards for the six months ended June 30, 2021 and 2020 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2020	1,569	$15.94
Exercised	(1,569)	15.94
Option awards outstanding and exercisable, June 30, 2021	—	$—

Option awards outstanding, December 31, 2019	737,753	$26.64
Exercised	(60,000)	25.48
Option awards outstanding, June 30, 2020	677,753	$26.74
The intrinsic value of options exercised and related tax benefits was immaterial for the six months ended June 30, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2021
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$156,637	$—	$156,637
U.S. Government agency and sponsored enterprise residential MBS	—	2,215,440	2,215,440
U.S. Government agency and sponsored enterprise commercial MBS	—	835,588	835,588
Private label residential MBS and CMOs	—	2,111,727	2,111,727
Private label commercial MBS	—	2,594,024	2,594,024
Single family rental real estate-backed securities	—	617,445	617,445
Collateralized loan obligations	—	982,267	982,267
Non-mortgage asset-backed securities	—	176,506	176,506
State and municipal obligations	—	228,625	228,625
SBA securities	—	215,634	215,634
Marketable equity securities	88,142	—	88,142
Servicing rights	—	6,950	6,950
Derivative assets	—	79,686	79,686
Total assets at fair value	$244,779	$10,063,892	$10,308,671
Derivative liabilities	$—	$(32,131)	$(32,131)
Total liabilities at fair value	$—	$(32,131)	$(32,131)

	December 31, 2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$80,851	$—	$80,851
U.S. Government agency and sponsored enterprise residential MBS	—	2,405,570	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	—	539,354	539,354
Private label residential MBS and CMOs	—	998,603	998,603
Private label commercial MBS	—	2,526,354	2,526,354
Single family rental real estate-backed securities	—	650,888	650,888
Collateralized loan obligations	—	1,140,274	1,140,274
Non-mortgage asset-backed securities	—	253,261	253,261
State and municipal obligations	—	235,709	235,709
SBA securities	—	231,545	231,545
Marketable equity securities	104,274	—	104,274
Servicing rights	—	7,073	7,073
Derivative assets	—	123,830	123,830
Total assets at fair value	$185,125	$9,112,461	$9,297,586
Derivative liabilities	$—	$(44,490)	$(44,490)
Total liabilities at fair value	$—	$(44,490)	$(44,490)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value have been recorded (in thousands):

	June 30, 2021	December 31, 2020
Collateral dependent loans	$92,410	$73,803
Loans held for sale	—	20,500
OREO and repossessed assets	2,061	2,786
	$94,471	$97,089
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$895,348	$895,348	$397,716	$397,716
Investment securities	1/2	$10,232,035	$10,232,907	$9,176,683	$9,177,870
Non-marketable equity securities	2	$164,959	$164,959	$195,865	$195,865
Loans held for sale	2	$—	$—	$24,676	$25,057
Loans, net	3	$22,885,074	$23,190,143	$23,608,719	$24,205,016
Derivative assets	2	$79,686	$79,686	$123,830	$123,830
Liabilities:
Demand, savings and money market deposits	2	$25,631,195	$25,631,195	$22,688,617	$22,688,617
Time deposits	2	$2,978,074	$2,979,040	$4,807,199	$4,814,862
Federal funds purchased	2	$—	$—	$180,000	$180,000
FHLB advances	2	$2,681,505	$2,683,248	$3,122,999	$3,127,190
Notes and other borrowings	2	$721,639	$838,205	$722,495	$849,120
Derivative liabilities	2	$32,131	$32,131	$44,490	$44,490

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

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
Total lending related commitments outstanding at June 30, 2021 were as follows (in thousands):

Commitments to fund loans	$622,579
Unfunded commitments under lines of credit	3,747,497
Commercial and standby letters of credit	95,034
$4,465,110
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
June 30, 2021

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the six months ended June 30, 2021 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2020 Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
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
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities implemented a number of measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities. While most of these restrictions have been lifted or moderated and we believe economic indicators currently point to a strong recovery, the pandemic and these precautionary measures negatively impacted the global and domestic economies, including in the Company's primary market areas. Certain sectors to which the Company has credit exposure, such as travel and hospitality and retail were particularly impacted. The response of the U.S. Government to the economic impact of the crisis was swift and broad-based. The government took a series of actions to support individuals, households and businesses that were negatively impacted by the economic disruption caused by the pandemic including enactment and subsequent extension of the CARES Act. The Federal Reserve also enacted a suite of facilities using its emergency lending powers designed to support liquidity and the flow of credit. Banking regulators reduced reserve requirements and enacted rules designed to support financial institutions in their efforts to work with customers during this time. Development and deployment of vaccines and improvements in treatments for the virus are positive signs and the economy is recovering, however, uncertainty remains about the future trajectory of that recovery and the virus and by extension, the ultimate impact on our financial condition and results of operations.
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
•The COVID-19 pandemic and its effect on the economy and our borrowers has impacted the provision for credit losses and the ACL. The provision for credit losses has been more volatile since the onset of the pandemic; deterioration in economic conditions led to a higher provision for credit losses during the year ended December 31, 2020, while improvement in economic conditions and our reasonable and supportable economic forecast contributed to a recovery of provision for credit losses of $(27.5) million and $(55.5) million for the quarter and six months ended June 30, 2021. While key economic indicators and our economic forecast have improved significantly, there continues to be uncertainty as to the ultimate impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL. The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in the economic outlook and by the evolving impact of the pandemic and related events on individual borrowers in the portfolio.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2021

•Levels of criticized and classified assets and non-performing assets increased in 2020, largely as a result of the COVID-19 pandemic and its impact or potential impact on our borrowers and certain portfolio sub-segments. Additionally, a significant number of borrowers requested and were granted relief in the form of temporary payment deferrals or modifications. Although levels of criticized and classified loans remain elevated compared to historical levels, as COVID-19 related restrictions on economic activity were lifted and the economic recovery gained momentum, criticized and classified loans declined by a total of $616 million and loans on short-term deferral or subject to modification under the CARES Act declined by $297 million over the first six months of 2021. See the section entitled "Asset Quality" for further discussion. If the economic recovery continues on the path of our current reasonable and supportable forecast, we would expect to see the positive impact of that recovery on the operations of borrowers, and would expect the level of criticized and classified loans to decline further over the remainder of 2021. However, since uncertainty remains about the trajectory of the virus and the economic recovery and the specific impact on our borrowers, there is a possibility that the level of criticized and classified assets may not decline. Similarly, non-performing assets, charge-offs and delinquencies could increase from current levels, particularly as loans currently subject to temporary payment deferrals and modifications reach the end of those deferral or modification periods.
•The level of commercial loan origination activity, outside of our participation in the PPP, was lower in 2020 as a result of the pandemic, and commercial loan demand remained below pre-pandemic levels through the first half of 2021. Line utilization has also remained below pre-pandemic levels.
•Levels of liquidity in the banking system and on our balance sheet have been elevated, likely as a result of fiscal stimulus. Elevated levels of liquidity and the related persistent low interest rate environment have contributed to deposit growth, but have also had a negative impact on our net interest margin. It is difficult to predict the long-term impact on liquidity of future changes in fiscal or monetary policy.
The pandemic has impacted our operations. Currently, the substantial majority of our non-branch employees continue to work remotely, although we expect most of these employees to return to the office under a hybrid arrangement in the near term. 97% of our branch locations are open and have resumed normal operations. We did not experience any significant operational difficulties, technology failures or outages, or customer service disruptions as a result of the transition to a remote work environment. We continue to focus on ensuring that our technology systems and internal controls operate effectively in a remote or hybrid work environment. We have put mechanisms in place to allow us to evaluate all significant modifications to processes and procedures to insure continued effectiveness of our control environment. We have not identified any instances in which our control environment has failed to operate effectively.
Customer demand for our lending products has been and may continue to be negatively affected by the impact of the pandemic on their businesses and on the overall level of economic activity. Potential borrowers impacted by the pandemic may no longer meet our underwriting criteria. Loan production in most portfolio segments has not yet returned to pre-pandemic levels. While we currently expect loan production to increase over the second half of 2021, our ability to increase production will depend at least to some extent on the future trajectory of the pandemic and on the pace and timing of economic recovery.
In response to the pandemic, we prioritized risk management and implemented a number of measures to support our customers, employees and communities. Those measures included, but were not limited to:
•Activated and continue to operate under our business continuity plan under the leadership of executive management and maintained a regular cadence of Board of Directors update calls.
•Enhanced liquidity monitoring and management protocols, although we have not experienced constraints on liquidity since the onset of the pandemic; in fact, liquidity levels have been elevated.
•Focused on portfolio management activities, including segregating certain segments of the loan portfolio for additional monitoring, increasing the level and frequency of pro-active outreach to borrowers, enhancing workout and recovery staffing and processes and enhancing our stress testing framework. Results of internal stress testing indicate that we have sufficient capital to withstand an increase in credit losses materially beyond levels currently expected, and to withstand a severe downturn.
•Monitoring our critical third party service providers to insure their ability to continue to provide support in the current environment. We have experienced no significant service disruptions.
•Expanded certain employee benefits and launched a number of programs and protocols to keep our employees healthy and engaged.

•Supported our clients through participating in the Small Business Administration’s PPP, the Federal Reserve's MSLF, granting payment deferrals, loan modifications and fee waivers on a case-by-case basis.
•Disbursed over 150 grants to nonprofit organizations across our footprint and helped to meet the needs of our community partners through employee volunteer efforts, including "virtual" volunteer hours.
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
Quarterly highlights include:
•Net income for the three months ended June 30, 2021 was $104.0 million, or $1.11 per diluted share, compared to $76.5 million, or $0.80 per diluted share, for the three months ended June 30, 2020 and net income of $98.8 million or $1.06 per diluted share for the immediately preceding quarter ended March 31, 2021. Net income for the six months ended June 30, 2021 was $202.8 million, or $2.17 per diluted share, compared to $45.6 million, or $0.47 per diluted share, for the six months ended June 30, 2020. On an annualized basis, earnings for the six months ended June 30, 2021 generated a return on average stockholders' equity of 13.2% and a return on average assets of 1.15%.
•PPNR was $112.6 million for the three months ended June 30, 2021 compared to $103.3 million for the immediately preceding three months ended March 31, 2021 and $122.3 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, PPNR was $215.9 million and $207.3 million, respectively.
•Net interest income increased by $2.1 million compared to the immediately preceding quarter ended March 31, 2021 and by $8.0 million compared to the quarter ended June 30, 2020. The net interest margin, calculated on a tax-equivalent basis, decreased to 2.37% for the three months ended June 30, 2021 from 2.39% for both the immediately preceding three months ended March 31, 2021 and the three months ended June 30, 2020.
•The average cost of total deposits continued to decline, dropping by 0.08% to 0.25% for the three months ended June 30, 2021 from 0.33% for the immediately preceding three months ended March 31, 2021, and 0.80% for the three months ended June 30, 2020. On a spot basis, the APY on total deposits declined to 0.22% at June 30, 2021 from 0.27% at March 31, 2021 and 0.36% at December 31, 2020.
•For the three months ended June 30, 2021, the Company recorded a recovery of credit losses of $(27.5) million compared to a recovery of $(28.0) million for the immediately preceding three months ended March 31, 2021 and a provision for credit losses of $25.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the provision for (recovery of) credit losses was $(55.5) million and $150.8 million, respectively.
•As expected, the Company's levels of criticized and classified loans, which had increased as a result of the COVID-19 pandemic, have started to decline. During the three months ended June 30, 2021, total criticized and classified loans declined by $541 million or 21%, to $2.1 billion at June 30, 2021 from $2.6 billion at March 31, 2021.
•Loans currently under short-term deferral totaled $41 million and loans modified under the CARES Act totaled $456 million for a total of $497 million at June 30, 2021, down from a total of $762 million at March 31, 2021.
•Non-interest bearing demand deposits grew by $869 million during the three months ended June 30, 2021 while total deposits grew by $877 million. Average non-interest bearing demand deposits grew by $673 million for the three months ended June 30, 2021 compared to the immediately preceding quarter and by $2.9 billion compared to the second quarter of the prior year. At June 30, 2021, non-interest bearing demand deposits represented 31% of total deposits, compared to 25% of total deposits at December 31, 2020.
•Investment securities grew by $987 million for the three months ended June 30, 2021, while loans and operating leases, excluding PPP loans, declined by $69 million. Excess liquidity was deployed into the investment portfolio during the quarter as loan growth continued to lag growth in deposits.
•Book value per common share and tangible book value per common share at June 30, 2021 increased to $33.91 and $33.08, respectively, from $32.05 and $31.22, respectively at December 31, 2020.
•On July 21, 2021, the Company's Board of Directors authorized the repurchase of up to $150 million in shares of its outstanding common stock. This authorization is in addition to $37.7 million in remaining authorization under a previously announced share repurchase program. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.
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

	Three Months Ended June 30,			Three Months Ended March 31,			Three Months Ended June 30,
	2021			2021			2020
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$22,996,564	$205,940	3.59%	$23,549,309	$208,821	3.58%	$23,534,684	$217,691	3.71%
Investment securities (3)	9,839,422	38,338	1.56%	9,070,185	39,188	1.73%	8,325,217	51,684	2.48%
Other interest earning assets	1,380,317	1,607	0.47%	1,062,840	1,593	0.61%	765,848	2,908	1.53%
Total interest earning assets	34,216,303	245,885	2.88%	33,682,334	249,602	2.98%	32,625,749	272,283	3.35%
Allowance for credit losses	(215,151)			(254,438)			(254,396)
Non-interest earning assets	1,732,676			1,724,176			1,976,398
Total assets	$35,733,828			$35,152,072			$34,347,751
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,069,945	$2,594	0.34%	$2,942,874	$2,774	0.38%	$2,448,545	$4,722	0.78%
Savings and money market deposits	13,541,237	11,307	0.33%	12,793,019	12,127	0.38%	10,450,310	17,447	0.67%
Time deposits	3,380,582	3,415	0.41%	4,330,781	7,475	0.70%	7,096,097	28,018	1.59%
Total interest bearing deposits	19,991,764	17,316	0.35%	20,066,674	22,376	0.45%	19,994,952	50,187	1.01%
Federal funds purchased	—	—	—%	8,000	3	0.15%	119,835	32	0.11%
FHLB and PPPLF borrowings	2,873,922	16,922	2.36%	3,072,717	17,558	2.32%	4,961,376	21,054	1.71%
Notes and other borrowings	721,753	9,252	5.13%	722,305	9,252	5.12%	493,278	6,168	5.00%
Total interest bearing liabilities	23,587,439	43,490	0.74%	23,869,696	49,189	0.83%	25,569,441	77,441	1.22%
Non-interest bearing demand deposits	8,163,879			7,491,249			5,313,009
Other non-interest bearing liabilities	851,044			746,973			820,439
Total liabilities	32,602,362			32,107,918			31,702,889
Stockholders' equity	3,131,466			3,044,154			2,644,862
Total liabilities and stockholders' equity	$35,733,828			$35,152,072			$34,347,751
Net interest income		$202,395			$200,413			$194,842
Interest rate spread			2.14%			2.15%			2.13%
Net interest margin			2.37%			2.39%			2.39%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.4 million, $3.5 million and $3.8 million for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for both the three months ended June 30, 2021 and March 31, 2021 and $0.8 million for the three months ended June 30, 2020.
(2)Annualized.
(3)     At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,271,410	$414,761	3.58%	$23,192,374	$455,799	3.94%
Investment securities (3)	9,456,929	77,525	1.64%	8,216,433	108,635	2.64%
Other interest earning assets	1,222,456	3,200	0.53%	706,238	6,628	1.89%
Total interest earning assets	33,950,795	495,486	2.93%	32,115,045	571,062	3.57%
Allowance for credit losses	(234,686)			(196,619)
Non-interest earning assets	1,728,449			1,863,074
Total assets	$35,444,558			$33,781,500
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,006,760	$5,368	0.36%	$2,311,086	$11,681	1.02%
Savings and money market deposits	13,169,195	23,434	0.36%	10,431,256	55,203	1.06%
Time deposits	3,853,057	10,890	0.57%	7,303,083	66,125	1.82%
Total interest bearing deposits	20,029,012	39,692	0.40%	20,045,425	133,009	1.33%
Federal funds purchased	3,978	2	0.10%	106,951	399	0.75%
FHLB and PPPLF borrowings	2,972,770	34,480	2.34%	4,688,102	46,138	1.98%
Notes and other borrowings	722,028	18,505	5.13%	461,188	11,458	4.97%
Total interest bearing liabilities	23,727,788	92,679	0.79%	25,301,666	191,004	1.52%
Non-interest bearing demand deposits	7,829,422			4,840,781
Other non-interest bearing liabilities	799,297			784,770
Total liabilities	32,356,507			30,927,217
Stockholders' equity	3,088,051			2,854,283
Total liabilities and stockholders' equity	$35,444,558			$33,781,500
Net interest income		$402,807			$380,058
Interest rate spread			2.14%			2.05%
Net interest margin			2.38%			2.37%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $6.9 million and $7.5 million for the six months ended June 30, 2021 and 2020, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $1.4 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Annualized.
(3)     At fair value except for securities held to maturity.
The amount of tax-equivalent net interest income has exhibited an increasing trend over the three and six month periods presented above. Both average yields on interest earning assets and average rates paid on interest bearing liabilities have been declining, reflecting the macro interest rate environment and ongoing initiatives to reduce deposit costs and improve the mix of deposits. Notably, average interest earning assets have consistently increased, while average interest bearing liabilities have declined, contributing to the increasing trend in net interest income.
Three months ended June 30, 2021 compared to the immediately preceding three months ended March 31, 2021
Net interest income, calculated on a tax-equivalent basis, was $202.4 million for the three months ended June 30, 2021 compared to $200.4 million for the three months ended March 31, 2021, an increase of $2.0 million. Tax-equivalent interest income and interest expense decreased by $3.7 million and $5.7 million, respectively. The decrease in interest income resulted primarily from declines in average loans and in the yield on investment securities. Declines in interest expense reflected decreases in the rate paid on interest bearing deposits and in average interest bearing liabilities, as average non-interest bearing demand deposits continued to grow.
The net interest margin, calculated on a tax-equivalent basis, was 2.37% for the three months ended June 30, 2021, compared to 2.39% for the three months ended March 31, 2021. The net interest margin for the three months ended June 30, 2021 was negatively impacted by elevated levels of liquidity, reflected in higher levels of cash as well as deployment of liquidity into the investment portfolio as loan production lagged deposit growth.
Offsetting factors impacting the net interest margin for the three months ended June 30, 2021 compared to the immediately preceding quarter ended March 31, 2021 included:

•The average rate paid on interest bearing deposits decreased to 0.35% for the three months ended June 30, 2021, from 0.45% for the three months ended March 31, 2021. This decline reflected continued initiatives taken to lower rates paid on deposits including the re-pricing of term deposits.
•The tax-equivalent yield on investment securities decreased to 1.56% for the three months ended June 30, 2021 from 1.73% for the three months ended March 31, 2021. This decrease resulted from the impact of purchases of lower-yielding securities in the current rate environment, coupled with amortization, maturities and prepayment of securities purchased in a higher rate environment. Accounting adjustments related to faster prepayment speeds of securities purchased at a premium negatively impacted the yield on investment securities for the quarter ended June 30, 2021 by approximately 0.10%.
•The tax-equivalent yield on loans increased to 3.59% for the three months ended June 30, 2021, from 3.58% for the three months ended March 31, 2021. Accelerated amortization of origination fees on PPP loans that were partially or fully forgiven during the quarter impacted the yield on loans by approximately 0.11% for the three months ended June 30, 2021, compared to 0.06% for the three months ended March 31, 2021. Factoring out the impact of accelerated amortization of PPP origination fees, the yield on loans for the three months ended June 30, 2021 decreased by 0.04% compared to the immediately preceding quarter.
•Average interest bearing liabilities declined by $282 million quarter-over-quarter and average non-interest bearing demand deposits increased by $673 million, positively impacting the net interest margin.
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net interest income, calculated on a tax-equivalent basis, was $202.4 million for the three months ended June 30, 2021, compared to $194.8 million for the three months ended June 30, 2020, an increase of $7.6 million. Net interest income, calculated on a tax-equivalent basis, was $402.8 million for the six months ended June 30, 2021, compared to $380.1 million for the six months ended June 30, 2020, an increase $22.7 million. The changes in net interest income were comprised of decreases in tax-equivalent interest income and interest expense of $26.4 million and $75.6 million and decreases of $34.0 million and $98.3 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020.
Decreases in tax-equivalent interest income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 resulted from the impact on asset portfolio yields of declines in market interest rates in early 2020, leading to runoff of assets originated in a higher rate environment and origination of assets at lower prevailing rates. These declines in yields were partially offset by increases in the average balance of investment securities. Average loans increased marginally for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, but declined for the comparative three month periods. Declines in interest expense also reflected the impact of decreases in market interest rates, our strategy focused on lowering the cost of deposits and improving the deposit mix and declines in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.37% for the three months ended June 30, 2021, compared to 2.39% for the three months ended June 30, 2020. The net interest margin, calculated on a tax-equivalent basis, was 2.38% for the six months ended June 30, 2021, compared to 2.37% for the six months ended June 30, 2020. The reduction in cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets for both the three and six months ended June 30, 2021 compared to the comparable periods in 2020.
Offsetting factors impacting the net interest margin for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 included:
•The tax-equivalent yield on loans decreased to 3.59% and 3.58% for the three and six months ended June 30, 2021, from 3.71% and 3.94% for the three and six months ended June 30, 2020. Accelerated amortization of origination fees on PPP loans that were partially or fully forgiven positively impacted the yield on loans by approximately 0.11% and 0.10% for the three and six months ended June 30, 2021, respectively.
•The tax-equivalent yield on investment securities declined to 1.56% and 1.64% from 2.48% and 2.64% for the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020, respectively. Accounting adjustments related to faster prepayment speeds of securities purchased at a premium negatively impacted the yield on investment securities for the quarter ended June 30, 2021 by approximately 0.07% when compared to the three months ended June 30, 2020.
•The average rate paid on interest bearing deposits decreased to 0.35% and 0.40% for the three and six months ended June 30, 2021, from 1.01% and 1.33% for the three and six months ended June 30, 2020. This decrease reflected declines in market interest rates and continued execution of initiatives taken to lower rates paid on deposits, including the re-pricing of term deposits.
•Average interest bearing liabilities declined by $2.0 billion and $1.6 billion, respectively for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. Average non-interest bearing demand deposits increased by $2.9 billion and $3.0 billion for those same comparative periods. These changes positively impacted the net interest margin.
Provision for Credit Losses
The provision for credit losses is a charge to earnings required to maintain the ACL at a level consistent with management’s estimate of expected credit losses on financial assets carried at amortized cost at the balance sheet date. The amount of the provision is impacted by changes in current economic conditions as well as in management's reasonable and supportable economic forecast, loan originations and runoff, changes in portfolio mix, risk rating migration and portfolio seasoning, changes in specific reserves, changes in expected prepayment speeds and other assumptions. The provision for credit losses also includes amounts related to off-balance sheet credit exposures and may include amounts related to accrued interest receivable and AFS debt securities.
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Amount related to funded portion of loans	$(27,663)	$(53,969)
Amount related to off-balance sheet credit exposures	129	(919)
Amount related to accrued interest receivable	—	(271)
Amount related to AFS debt securities	—	(364)
Total recovery of credit losses	$(27,534)	$(55,523)
The recovery of credit losses for the three and six months ended June 30, 2021 was largely driven by improvements in current and forecasted economic conditions. For the three and six months ended June 30, 2020, the Company recorded a provision for credit losses of $25.4 million and $150.8 million, respectively. The provision for credit losses for the three and six months ended June 30, 2020 was impacted by deteriorating current and forecasted economic conditions related to the onset of the COVID-19 pandemic.
The evolving COVID-19 situation and its actual and forecasted impact on economic conditions have led and may continue to lead to volatility in the provision for credit losses.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL.

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deposit service charges and fees	$5,417	$3,701	$10,317	$7,887
Gain on sale of loans:
Guaranteed portions of SBA loans	96	375	541	1,569
GNMA early buyout loans	2,138	3,951	3,447	6,206
Other	—	—	—	17
Gain on sale of loans, net	2,234	4,326	3,988	7,792
Gain on investment securities:
Net realized gains on sale of securities AFS	2,841	5,723	6,808	7,253
Net unrealized gains (losses) on marketable equity securities	1,314	1,113	(288)	(3,870)
Gain on investment securities, net	4,155	6,836	6,520	3,383
Lease financing	13,522	16,150	26,010	31,631
Other non-interest income	7,429	7,338	16,218	10,956
	$32,757	$38,351	$63,053	$61,649
The increase in deposit service charges for the three and six months ended June 31, 2021 compared to 2020 resulted primarily from higher treasury management fee income, related to our BankUnited 2.0 initiatives.
The decline in gain on sale of GNMA early buyout loans for the three and six months ended June 30, 2021 compared to the comparable period of the prior year related to lower levels of re-pooling activity. The decrease in gains on the sale of guaranteed portions of SBA loans for the three and six months ended June 30, 2021 compared to 2020 was a result of declining origination volume of SBA loans as resources were re-directed to the PPP.
The decrease in income from lease financing for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily attributed to the increase in operating lease equipment off-lease and re-leasing of assets at lower rates.
The most significant factor leading to the increase in other non-interest income for the six months ended June 30, 2021 compared to 2020 was increased revenue from our customer derivative program.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee compensation and benefits	$56,459	$48,877	$115,747	$107,764
Occupancy and equipment	11,492	11,901	23,367	24,270
Deposit insurance expense	4,222	4,806	11,672	9,209
Professional fees	2,139	3,131	4,051	6,335
Technology and telecommunications	16,851	14,025	32,592	26,621
Depreciation of operating lease equipment	12,834	12,219	25,051	24,822
Other non-interest expense	14,455	11,411	29,193	26,217
Total non-interest expense	$118,452	$106,370	$241,673	$225,238
Employee compensation and benefits
Employee compensation and benefits increased by $7.6 million and $8.0 million for the three and six months ended June 30, 2021, respectively compared to the comparable periods of 2020, primarily due to higher variable compensation accruals related to improved overall operating results for 2021 as well as the impact of a higher stock price on expense related to liability classified share awards.
Technology and telecommunications
The increases in technology and telecommunications are reflective of investments in digital, payments and data analytics capabilities and in the infrastructure to support cloud migration.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased $1.8 billion to $34.0 billion for the six months ended June 30, 2021 from $32.1 billion for the six months ended June 30, 2020. This increase was driven by a $1.2 billion increase in the average balance of investment securities and a $516 million increase in other interest earning assets, primarily cash and cash equivalents. Average interest bearing liabilities declined by $1.6 billion for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, while average non-interest bearing deposits increased by $3.0 billion to $7.8 billion for the six months ended June 30, 2021.
Cash and cash equivalents increased by $498 million to $895 million at June 30, 2021, compared to $398 million at December 31, 2020 while investment securities grew by $1.1 billion and total loans declined by $981 million. Total deposits increased by $1.1 billion offset by a decrease of $622 million in borrowings.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated:

	June 30, 2021		December 31, 2020
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$158,977	$156,637	$79,919	$80,851
U.S. Government agency and sponsored enterprise residential MBS	2,197,562	2,215,440	2,389,450	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	831,726	835,588	531,724	539,354
Private label residential MBS and CMOs	2,104,579	2,111,727	982,890	998,603
Private label commercial MBS(1)	2,579,963	2,594,024	2,514,271	2,526,354
Single family rental real estate-backed securities	608,269	617,445	636,069	650,888
Collateralized loan obligations	986,214	982,267	1,148,724	1,140,274
Non-mortgage asset-backed securities	172,791	176,506	246,597	253,261
State and municipal obligations	209,791	228,625	213,743	235,709
SBA securities	216,682	215,634	233,387	231,545
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$10,076,554	10,143,893	$8,986,774	9,072,409
Marketable equity securities		88,142		104,274
		$10,232,035		$9,176,683

(1)Amortized cost is net of ACL totaling $0.4 million at December 31, 2020.
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2021 was 4.2 years and the effective duration of the investment portfolio as of June 30, 2021 was 1.6 years.

The investment securities available for sale portfolio was in a net unrealized gain position of $67.3 million at June 30, 2021, with aggregate fair value equal to 101% of amortized cost. Net unrealized gains at June 30, 2021 included $94.3 million of gross unrealized gains and $27.0 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at June 30, 2021 had an aggregate fair value of $3.2 billion. The ratings distribution of our AFS securities portfolio at June 30, 2021 is depicted in the chart below:
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
We do not intend to sell securities in significant unrealized loss positions at June 30, 2021. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.

U.S. Government, Government Agency and Government Sponsored Enterprise Securities
The timely payment of principal and interest on securities issued by the U.S. government, U.S. government agencies and U.S. government sponsored enterprises is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2021. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired private label securities. This analysis was based on a scenario that we believe to be more severe than our reasonable and supportable economic forecast at June 30, 2021, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, other collateral quality measures, loss severity, recovery lag and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, none of the private label AFS securities in unrealized loss positions were projected to sustain credit losses at June 30, 2021.
At June 30, 2021, the private label portfolio segments with the largest unrealized losses were the CMBS and CLO segments. The following table presents the distribution of third-party ratings and subordination levels compared to average internal stress scenario losses for the private label CMBS and CLOs at June 30, 2021:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	88.3%	29.4%	49.8%	38.0%	9.1%
	AA	4.7%	44.3%	44.3%	44.3%	9.8%
	A	7.0%	24.5%	32.4%	30.2%	10.1%
Weighted average		100.0%	29.7%	48.3%	37.7%	9.2%

CLOs	AAA	71.8%	42.9%	61.2%	48.0%	15.0%
	AA	21.1%	33.1%	40.7%	36.3%	15.2%
	A	7.1%	24.7%	29.5%	26.5%	15.2%
Weighted average		100.0%	39.5%	54.6%	44.0%	15.1%
Our June 30, 2021 analysis projected weighted average collateral losses for impaired securities in the private label residential MBS and CMO category of 2% compared to weighted average credit support of 15%. For impaired single family rental real estate-backed securities, our analysis projected weighted average collateral losses of 19% compared to weighted average credit support of 52%. As of June 30, 2021, all of the impaired securities in these categories were externally rated AAA.
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of June 30, 2021. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.89%	—%	—%	—%	0.89%
U.S. Government agency and sponsored enterprise residential MBS	0.82%	0.81%	0.72%	0.67%	0.77%
U.S. Government agency and sponsored enterprise commercial MBS	1.59%	1.79%	1.03%	1.15%	1.12%
Private label residential MBS and CMOs	1.37%	1.22%	1.75%	2.33%	1.29%
Private label commercial MBS	2.20%	1.87%	2.05%	2.49%	1.94%
Single family rental real estate-backed securities	2.85%	2.14%	2.32%	—%	2.18%
Collateralized loan obligations	1.59%	1.83%	1.79%	—%	1.81%
Non-mortgage asset-backed securities	2.81%	2.61%	2.04%	—%	2.66%
State and municipal obligations	2.91%	3.86%	4.61%	4.06%	3.99%
SBA securities	1.31%	1.26%	1.18%	1.07%	1.24%
	1.41%	1.60%	1.30%	1.32%	1.51%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$7,076,274	30.9%	$6,348,222	26.6%
Multi-family	1,256,711	5.5%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,724,183	20.7%	4,963,273	20.8%
Construction and land	218,634	1.0%	293,307	1.2%
Owner occupied commercial real estate	1,960,900	8.6%	2,000,770	8.4%
Commercial and industrial	4,205,795	18.4%	4,447,383	18.6%
PPP	491,960	2.1%	781,811	3.3%
Pinnacle	1,046,537	4.6%	1,107,386	4.6%
Bridge - franchise finance	463,874	2.0%	549,733	2.3%
Bridge - equipment finance	421,939	1.8%	475,548	2.0%
Mortgage warehouse lending	1,018,267	4.4%	1,259,408	5.3%
Total loans	22,885,074	100.0%	23,866,042	100.0%
Allowance for credit losses	(175,642)		(257,323)
Loans, net	$22,709,432		$23,608,719
For the six months ended June 30, 2021, total loans declined by $981 million. Excluding PPP, loans declined by $691 million for the six months.
Growth in residential and other consumer loans for the six months ended June 30, 2021 totaled $728 million, including $443 million in GNMA early buyout loans. In the aggregate, excluding PPP, commercial loans declined by $1.4 billion for the six months ended June 30, 2021 as runoff continued to exceed new production. Line utilization remained below historical levels and accelerated prepayment activity continued. MWL line utilization declined to 52% at June 30, 2021 compared to 62% at December 31, 2020.

PPP loans declined by $290 million during the six months ended June 30, 2021. Loans under the First Draw Program declined by $573 million, resulting primarily from full or partial forgiveness. PPP loans under the Second Draw Program totaling $283 million were originated during the six months ended June 30, 2021.
For the three months ended June 30, 2021 total loans excluding PPP loans declined by $56 million. Residential and other consumer loans grew by $494 million and commercial and industrial loans, including owner-occupied commercial real estate, grew by $186 million. The remaining commercial portfolio segments showed net declines for the quarter.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
1-4 single family residential	$5,206,766	$4,922,836
Government insured residential	1,863,723	1,419,074
Other consumer loans	5,785	6,312
	$7,076,274	$6,348,222
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2021, $502 million or 10% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.8 billion at June 30, 2021. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$1,651,551	31.7%	$1,541,779	31.3%
New York	1,150,212	22.1%	1,084,143	22.0%
Florida	479,256	9.2%	518,877	10.5%
Virginia	235,750	4.5%	196,641	4.0%
New Jersey	172,824	3.3%	160,276	3.3%
Others	1,517,173	29.2%	1,421,120	28.9%
	$5,206,766	100.0%	$4,922,836	100.0%
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

The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at June 30, 2021 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,985,933	31%	60%	25%	15%	2.32	62.6%
Multifamily	1,361,226	22%	40%	55%	5%	1.72	59.0%
Retail	1,225,933	20%	54%	39%	7%	1.53	68.7%
Warehouse/Industrial	861,098	14%	64%	23%	13%	2.27	56.4%
Hotel	593,852	10%	76%	15%	9%	1.17	56.7%
Other	171,486	3%	38%	32%	30%	1.90	56.2%
	$6,199,528	100%	56%	35%	9%	1.90	61.4%
DSCRs and LTVs in the table above are based on the most recent information available, which in some cases may not be fully reflective of the ultimate impact of the COVID-19 pandemic on borrowers' financial condition or property values.
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented 1.0% of the total loan portfolio at June 30, 2021.
Included in the table above are approximately $163 million of mixed-use properties in New York, consisting of $86 million categorized as multi-family, $58 million categorized as retail and $19 million categorized as office.
The New York legislature has enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The New York multi-family portfolio included $577 million of loans collateralized by properties with some or all of the units subject to rent regulation at June 30, 2021, substantially all of which were stabilized properties.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at June 30, 2021 (in thousands):

DSCR
Less than 1.00	$167,370
1.00 - 1.24	176,703
1.25 - 1.50	116,578
1.51 or greater	76,480
$537,131

LTV
Less than 50%	$127,096
50% - 65%	137,475
66% - 75%	90,531
More than 75%	182,029
$537,131

The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the rent regulation reforms, or of the COVID-19 pandemic. Loans with DSCR less than 1.00 may be those with temporary rent deferments, unit vacancies or increases in expenses exceeding rental receipts, such as real estate taxes. Certain type of ancillary income are excluded from the DSCR calculations.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.7 billion at June 30, 2021, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.
The following table presents the exposure in the commercial and industrial portfolio by industry, including $2.0 billion of owner-occupied commercial real estate loans, by industry at June 30, 2021 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$939,604	15.2%
Educational Services	695,388	11.3%
Wholesale Trade	601,045	9.7%
Transportation and Warehousing	458,358	7.4%
Health Care and Social Assistance	405,748	6.6%
Manufacturing	350,013	5.7%
Information	388,849	6.3%
Retail Trade	305,077	4.9%
Accommodation and Food Services	250,342	4.1%
Real Estate and Rental and Leasing	312,119	5.1%
Public Administration	231,939	3.8%
Professional, Scientific, and Technical Services	223,364	3.6%
Other Services (except Public Administration)	236,068	3.8%
Construction	208,839	3.4%
Administrative and Support and Waste Management	165,660	2.7%
Arts, Entertainment, and Recreation	172,630	2.8%
Utilities	163,878	2.7%
Other	57,774	0.9%
	$6,166,695	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 58% and 35% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.

The following table presents the franchise portfolio by concept at June 30, 2021:

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$58,559	12.6%
Popeyes	19,616	4.2%
Dunkin Donuts	19,528	4.2%
Jimmy John's	16,834	3.6%
Domino's	8,273	1.8%
Other	147,017	31.7%
	$269,827	58.1%
Non-restaurant concepts:
Planet Fitness	$92,912	20.0%
Orange Theory Fitness	70,129	15.1%
Other	31,006	6.8%
	194,047	41.9%
	$463,874	100.0%

The Company has originated PPP loans under both the First and Second Draw Programs. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. PPP loans have terms of 2 and 5 years under the First and Second Draw Programs, respectively, and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. The following table summarizes PPP loan balances at June 30, 2021, and the amount of interest income related to accelerated amortization of origination fees on loans that were partially or fully forgiven, under each program during the three and six months ended June 30, 2021 (in thousands):

	June 30, 2021			Fees Recognized On Forgiveness
	UPB	Deferred Origination Fees	Amortized Cost	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
First Draw Program	$210,293	$(1,079)	$209,214	$4,512	$7,082
Second Draw Program	291,473	(8,727)	282,746	—	—
	$501,766	$(9,806)	$491,960	$4,512	$7,082
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 56% and 35% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 37% and 22% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.

The following table presents the five states with the largest concentration of commercial loans and leases originated through Bridge, Pinnacle and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	June 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$500,825	17.0%	$609,419	18.0%
NY Tri State Area	278,194	9.4%	545,458	16.1%
Florida	285,828	9.7%	330,587	9.7%
Ohio	225,538	7.6%	186,443	5.5%
North Carolina	176,885	6.0%	194,558	5.7%
All Others	1,483,347	50.3%	1,525,610	45.0%
	$2,950,617	100.0%	$3,392,075	100.0%
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $668 million at June 30, 2021, including off-lease equipment, net of accumulated depreciation of $128 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. Our operating lease customers are North American commercial end users. We have a total of 5,070 railcars with a carrying value of $382 million at June 30, 2021, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas. The largest concentrations of rail cars were 2,402 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
The chart below presents operating lease equipment by type at the dates indicated:

At June 30, 2021, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2021	$23,683
2022	40,797
2023	75,170
2024	35,514
2025	100,020
Thereafter through 2034	264,529
$539,713

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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The Company utilizes a 16-grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful. During 2020, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the COVID-19 pandemic. We continue to closely monitor the risk rating of commercial loans in light of the evolving COVID-19 situation.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	June 30, 2021		March 31, 2021		December 31, 2020
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$13,739,092	86.8%	$14,167,606	84.5%	$14,832,025	84.6%
Special mention	138,064	0.9%	420,331	2.5%	711,516	4.1%
Substandard accruing	1,684,666	10.7%	1,983,191	11.8%	1,758,654	10.0%
Substandard non-accruing	229,646	1.5%	189,589	1.1%	203,758	1.2%
Doubtful	17,332	0.1%	17,903	0.1%	11,867	0.1%
	$15,808,800	100.0%	$16,778,620	100.0%	$17,517,820	100.0%
Our internal risk ratings at June 30, 2021 continued to be influenced by the impact of the COVID-19 pandemic and the measures and restrictions employed to contain the spread of the virus on the economy, our borrowers and the sectors in which they operate. Management has taken what we believe to be a proactive and objective approach to risk rating the commercial loan portfolio since the onset of the pandemic. The increase in levels of criticized and classified loans, particularly in the special mention and substandard accruing categories, over the course of 2020 was directly related to the impact of the COVID-19 pandemic. As expected given the trajectory of economic recovery, levels of criticized and classified loans have declined over the first six months of 2021, particularly during the second quarter. During the six months ended June 30, 2021, total criticized and classified loans declined by $616 million. During the quarter ended June 30, 2021 criticized and classified loans declined by $541.3 million or 21%, to $2.1 billion. However, substandard non-accruing loans increased by $40.1 million during the second quarter. This increase was primarily attributable to one $69 million commercial and industrial relationship. If the economic recovery and its impact on individual borrowers evolve in line with our current expectations and economic forecast, we would expect to see the level of criticized and classified loans continue to decline over the remainder of 2021. However, uncertainty remains around the future trajectory of the COVID-19 virus and the economic recovery. In light of that uncertainty, it is possible that criticized and classified loan levels may not decline or that they may increase.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	June 30, 2021		March 31, 2021		December 31, 2020
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$579	0.1%	$34,113	5.5%	$68,413	11.0%
Retail	21,763	1.8%	51,547	4.0%	86,935	6.4%
Multi-family	6,085	0.4%	37,345	2.5%	36,335	2.2%
Office	27,246	1.4%	3,973	0.2%	37,943	1.8%
Industrial	—	—%	1,047	0.1%	9,440	1.1%
Other	3,503	6.5%	32,704	29.5%	38,010	45.4%
	59,176		160,729		277,076
Owner occupied commercial real estate	41,923	2.1%	68,145	3.5%	156,837	7.8%
Commercial and industrial	33,364	0.8%	178,920	4.4%	169,605	3.8%
Bridge - franchise finance	1,857	0.4%	10,745	2.0%	71,593	13.0%
Bridge - equipment finance	1,744	0.4%	1,792	0.4%	36,405	7.7%
	$138,064		$420,331		$711,516

Substandard accruing:
CRE
Hotel	$290,439	48.9%	$453,289	73.2%	$400,468	64.4%
Retail	220,424	18.0%	275,976	21.6%	276,149	20.4%
Multi-family	205,514	16.4%	292,624	19.4%	218,532	13.3%
Office	140,741	7.1%	105,743	5.1%	40,477	1.9%
Industrial	12,855	1.5%	17,237	2.0%	13,902	1.7%
Other	21,375	12.5%	37,245	33.6%	28,505	1.7%
	891,348		1,182,114		978,033
Owner occupied commercial real estate	219,162	11.2%	198,896	10.3%	177,575	8.9%
Commercial and industrial	277,683	6.6%	256,341	6.3%	285,925	6.4%
Bridge - franchise finance	218,665	47.1%	240,810	45.9%	242,234	44.1%
Bridge - equipment finance	77,808	18.4%	105,030	22.8%	74,887	15.7%
	$1,684,666		$1,983,191		$1,758,654

Payment Deferrals and Modifications
We believe, in the current environment, information about loans that are on temporary payment deferral or have been modified as a result of the COVID-19 pandemic provides additional insight into segments or sub-segments of the portfolio that experienced some level of stress related to the pandemic and into how those loans are performing as the economy recovers. The following table summarizes deferral and modification activity in the commercial portfolio, as of June 30, 2021 (dollars in thousands):

	Under Short Term Deferral or CARES Act Modification at June 30, 2021	% of Portfolio Segment at June 30, 2021	Under Short Term Deferral or CARES Act Modification at March 31, 2021	Loans That Have Rolled Off of Short-Term Deferral or CARES Act Modification
CRE by Property Type:
Retail	$15,871	1%	$36,615	$2,636
Hotel	225,436	42%	343,354	118,119
Office	44,860	2%	56,542	—
Multifamily	13,872	1%	24,014	10,142
Total CRE	300,039	5%	460,525	130,897
C&I by Industry
Accommodation and Food Services	31,073	12%	24,884	—
Retail Trade	32,371	11%	33,644	1,274
Finance and Insurance	16,854	2%	18,244	1,390
Other	31,994	3%	80,168	59,734
Total C&I	112,292	2%	156,940	62,398
Bridge - franchise finance	25,647	6%	38,182	24,813
Total Commercial	$437,978	3%	$655,647	$218,108
All of the loans that have rolled off of deferral or modification as shown in the table above have paid off or resumed regular payments. For commercial borrowers, short-term payment deferrals were generally deferrals of principal and/or interest payments for up to two periods of 90 days each. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date. CARES Act modifications represent longer-term modifications and most commonly have taken the form of 9 to 12 month interest only periods. The majority of loan modifications and deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.
Operating Lease Equipment, net
Seven operating leases with a carrying value of assets under lease totaling $45 million, all of which were exposures to the energy industry, were internally risk rated substandard at June 30, 2021. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. During the three and six months ended June 30, 2021 and 2020, impairment charges recognized related to operating lease equipment were insignificant.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end users with original lease terms generally ranging from three to ten years. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the leased assets or impairment of asset carrying values.
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
Bridge had exposure to the energy industry of $316 million at June 30, 2021. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $271 million. The remaining energy exposure, totaling approximately $46 million was comprised of loans and direct or sales type finance leases.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at June 30, 2021:
FICO scores are generally updated at least annually, and were most recently updated in the first quarter of 2021. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At June 30, 2021, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 83% primary residence, 7% second homes and 10% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $78 million and $66 million at June 30, 2021 and December 31, 2020, respectively. The amount of these loans 90 days or more past due was $23.4 million and $9.2 million at June 30, 2021 and December 31, 2020, respectively. Delinquency statistics as of June 30, 2021 may not be fully reflective of the impact of the COVID-19 pandemic on residential borrowers due to payment deferral programs. Loans on deferral that are in compliance with the terms of the deferral program are not reported as delinquent.

At June 30, 2021, $59 million or 1% of 1-4 single family residential loans, excluding government insured residential loans, were under short-term deferral or modified due to the COVID-19 pandemic. Through June 30, 2021, $532 million of residential loans, excluding government insured loans, had been granted at least one short term payment deferral. The following table presents information about residential loans granted payment deferrals as a result of the COVID-19 pandemic as of June 30, 2021, excluding government insured residential loans (dollars in thousands):

		Loans That Have Rolled Off of Short-Term Deferral or CARES Act Modification
Loans Still Under Short-Term Deferral or CARES Act Modification		Paid Off or Paying as Agreed		Not Resumed Regular Payments
Balance	% of Loans Initially Granted Short-Term Deferral(1)	Balance	% of Loans Rolled Off Short-Term Deferral	Balance	% of Loans Rolled Off Short-Term Deferral
$58,719	1%	$438,903	93%	$33,959	7%

(1)    Includes $20 million of loans modified under the CARES Act that are continuing to make payments
For residential borrowers, relief has typically initially taken the form of 90 day payment deferrals, with deferred payments due at the end of the 90 day period. At the end of the initial 90 day deferral period, residential borrowers may either (i) make all payments due, (ii) be granted an additional deferral period or (iii) enter into a modification or repayment plan.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2021	March 31, 2021	December 31, 2020
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$43,646	$23,159	$26,842
Other consumer loans	1,907	1,904	1,986
Total residential and other consumer loans	45,553	25,063	28,828
Commercial:
Multi-family	7,069	12,701	24,090
Non-owner occupied commercial real estate	51,320	63,785	64,017
Construction and land	4,784	4,788	4,754
Owner occupied commercial real estate	26,582	23,451	23,152
Commercial and industrial	123,818	66,491	54,584
Bridge - franchise finance	33,405	36,276	45,028
Total commercial loans	246,978	207,492	215,625
Total non-accrual loans	292,531	232,555	244,453
Loans past due 90 days and still accruing	132	1,077	—
Total non-performing loans	292,663	233,632	244,453
OREO and repossessed assets	3,890	2,726	3,138
Total non-performing assets	$296,553	$236,358	$247,591

Non-performing loans to total loans (1)	1.28%	1.00%	1.02%
Non-performing assets to total assets (1)	0.83%	0.67%	0.71%
ACL to total loans	0.77%	0.95%	1.08%
ACL to non-performing loans	60.02%	94.56%	105.26%
Net charge-offs to average loans (2)	0.24%	0.17%	0.26%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $47.7 million or 0.21% of total loans and 0.13% of total assets, at June 30, 2021, $48.2 million or 0.21% of total loans and 0.14% of total assets, at March 31, 2021 and $51.3 million or 0.22% of total loans and 0.15% of total assets, at December 31, 2020.
(2)    Annualized for June 30, 2021 and March 31, 2021.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $732 million and $562 million at June 30, 2021 and December 31, 2020, respectively.
The increase in non-performing loans, non-performing assets and related ratios was primarily attributable to one $69 million commercial and industrial relationship. Decreases in the ratios of the ACL to total loans and the ACL to non-performing loans at June 30, 2021 compared to December 31, 2020 are attributable to the recovery of credit losses recorded during the three and six months ended June 30, 2021, which resulted primarily from an improving economic forecast, and to a lesser extent, charge-offs recognized.
The following chart presents trends in non-performing loans and non-performing assets:
The following chart presents trends in non-performing loans by portfolio sub-segment (in millions):

$205
$244
$293
$62
$14
$21
$65
$6
$18
$19
$67
$45
$43
$24
$36
$29
$61
$33
$119
$7
$27
$46
December 31, 2019
December 31, 2020
June 30, 2021
Residential and Other Consumer
CRE
Multifamily
C&I
Equipment
Franchise
SBA

The ultimate impact of the COVID-19 pandemic on non-performing asset levels and net charge-offs may be delayed due to government assistance and loan deferral programs.
Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and consumer loans, other than government insured pool buyout loans, are generally placed on non-accrual status when they are 90 days past due. Residential loans that have rolled off of short-term deferral and have not caught up on their deferred payments may also be placed on non-accrual; these loans are typically pending modification. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term deferrals (generally periods of six months or less) or modifications related to COVID-19 will typically not be categorized as TDRs. Additionally, section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, effectively suspended the guidance related to TDRs codified in ASC 310-40 until the earlier of January 1, 2022 or sixty days after the date of the suspension of the declared state of emergency related to the COVID-19 pandemic. None of the COVID-19 related deferrals the Company has granted to date that fall under these provisions have been categorized as TDRs. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further discussion.
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	June 30, 2021			December 31, 2020
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	399	$69,759	$102	342	$57,017	$94
Commercial	23	43,432	3,953	25	55,515	15,630
	422	$113,191	$4,055	367	$112,532	$15,724

(1)    Includes 384 government insured residential loans modified in TDRs totaling $66.3 million at June 30, 2021; and 326 government insured residential loans modified in TDRs totaling $52.8 million at December 31, 2020.
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
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complies with interagency guidance and the CARES Act under which we have provided temporary relief, and in some cases longer term modifications, on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further details about COVID-19 related payment deferrals and modifications. Under the inter-agency guidance and consistent with the CARES Act, deferrals or modifications related to COVID-19 will generally not be categorized as TDRs. Loans subject to these temporary deferrals or modifications, if in compliance with the contractual terms of the deferral or modification agreements, will typically not be reported as past due or non-performing.
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Uncertainty remains around the impact the COVID-19 crisis will have on the economy broadly, and on our borrowers specifically. In light of this uncertainty, we believe it is possible that the ACL estimate could change, potentially materially, in future periods, in either direction. Changes in the ACL may result from changes in current economic conditions, our economic forecast, loan portfolio composition and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans and TDRs, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments, generally excluding expected extensions, renewals, and modifications.
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
The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (in thousands):

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2020	$18,719	$39,827	$61,507	$3,284	$28,797	$62,197	$304	$36,331	$6,357	$257,323
Provision for (recovery of) credit losses	(6,802)	(25,813)	(25,852)	(2,185)	(3,609)	22,702	(93)	(11,157)	(1,160)	(53,969)
Charge-offs	(14)	(6,470)	(493)	—	(346)	(13,486)	—	(9,585)	—	(30,394)
Recoveries	6	233	84	—	57	2,302	—	—	—	2,682
Balance at June 30, 2021	$11,909	$7,777	$35,246	$1,099	$24,899	$73,715	$211	$15,589	$5,197	$175,642

Balance at December 31, 2019	$11,154	$5,024	$23,240	$764	$8,066	$43,485	$720	$9,163	$7,055	$108,671
Impact of adoption of ASU 2016-13	8,098	(780)	(13,442)	1,854	23,240	8,841	(309)	(133)	(64)	27,305
Balance at January 1, 2020	19,252	4,244	9,798	2,618	31,306	52,326	411	9,030	6,991	135,976
Provision for (recovery of) credit losses	(8,572)	16,803	75,109	766	5,205	31,735	(173)	26,527	6,049	153,449
Charge-offs	(31)	—	(552)	—	(187)	(2,933)	—	(16,561)	(6,720)	(26,984)
Recoveries	45	2	82	—	92	3,012	—	449	—	3,682
Balance at June 30, 2020	$10,694	$21,049	$84,437	$3,384	$36,416	$84,140	$238	$19,445	$6,320	$266,123

Net Charge-offs to Average Loans (1)
Six Months Ended June 30, 2021	—%	0.84%	0.02%	—%	0.03%	0.38%	—%	3.77%	—%	0.24%
Six Months Ended June 30, 2020	—%	—%	0.02%	—%	0.01%	—%	—%	5.07%	2.09%	0.20%

(1)    Annualized.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	June 30, 2021		March 31, 2021		December 31, 2020
	Total	%(1)	Total	%(1)	Total	%(1)
Residential and other consumer	$11,909	30.9%	$15,843	28.1%	$18,719	26.6%

Multi-family	7,777	5.5%	45,757	6.5%	39,827	6.9%
Non-owner occupied commercial real estate	35,246	20.7%	46,915	20.9%	61,507	20.8%
Construction and land	1,099	1.0%	2,467	1.2%	3,284	1.2%
CRE	44,122		95,139		104,618

Owner occupied commercial real estate	24,899	8.6%	24,445	8.3%	28,797	8.4%
Commercial and industrial	73,715	24.9%	54,151	26.1%	62,197	27.2%
Pinnacle	211	4.6%	213	4.7%	304	4.6%
Bridge - franchise finance	15,589	2.0%	24,411	2.2%	36,331	2.3%
Bridge - equipment finance	5,197	1.8%	6,732	2.0%	6,357	2.0%
Commercial	119,611		109,952		133,986
	$175,642	100.0%	$220,934	100.0%	$257,323	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	June 30, 2021	March 31, 2021	December 31, 2020
Residential and other consumer	0.17%	0.24%	0.29%
Commercial:
Commercial real estate	0.71%	1.43%	1.52%
Commercial and industrial	1.28%	0.98%	1.07%
Pinnacle	0.02%	0.02%	0.03%
Bridge - franchise finance	3.37%	4.65%	6.61%
Bridge - equipment finance	1.23%	1.46%	1.34%
Total commercial	1.04%	1.22%	1.36%
	0.77%	0.95%	1.08%
Significant offsetting factors contributing to the change in the ACL during the three months ended June 30, 2021 are depicted in the chart below (in millions):

$220.9
Net Portfolio Migration
$20.7
• Risk rating migration
• Changes in specific reserves
• $27.2MM increase related to one C&I loan
Portfolio Changes
($16.2)
• New loans
• Exits/runoff
• Portfolio composition changes
• Seasoning
• Resi loans exiting deferral
• Changes in borrower financial condition
Economic Forecast
($19.4)
• Current market adjustment
• Changes to forward path of economic forecast
Net Charge-Offs
($17.6)
Change in Qualitative Overlay
($12.8)
$175.6
ACL
3/31/21
ACL
6/30/21
% of Total Loans
0.95%
0.77%

Changes in the ACL during the three months ended June 30, 2021
The decrease in the ACL from March 31, 2021 to June 30, 2021 for the majority of portfolio sub-segments resulted largely from an improving economic forecast, improvement in borrower financial results as reflected in the reduction in criticized and classified loans, changes in portfolio composition including the decline in commercial loan balances, a reduction in certain qualitative loss factors and charge-offs.
The ACL for residential and other consumer loans decreased by $3.9 million during the quarter ended June 30, 2021, from 0.24% to 0.17% of loans. This decrease was primarily driven by improvements in the unemployment and HPI forecasts and the impact of loans that rolled off of deferral and resumed regular payments. In the aggregate, the ACL for the CRE portfolio sub-segment, including multi-family, non-owner occupied CRE and construction and land, decreased by $51.0 million during the quarter ended June 30, 2021, from 1.43% to 0.71% of loans. The ACL for multi-family loans decreased by $38.0 million. These decreases related primarily to improvement in the economic forecast, particularly the unemployment and commercial property forecasts and a decrease in criticized and classified loans. The ACL for commercial and industrial loans was impacted by an increase of $27.2 million in the specific reserve related to one $69 million relationship,
The ACL for the Bridge franchise portfolio decreased by $8.8 million, primarily due to the decline in criticized and classified loans and the reduction in certain qualitative loss factors.
Changes in the ACL during the three months ended March, 31, 2021:
The decrease in the ACL from December 31, 2020 to March 31, 2021 for the majority of portfolio sub-segments resulted largely from an improving economic forecast. The decrease was primarily related to the pass rated portion of the portfolio. The ACL for pass-rate loans, including residential loans, declined to $93 million at March 31, 2021 from $137 million at December 31, 2020. The ACL for non-pass rated loans increased to $128 million at March 31, 2021 from $120 million at December 31, 2020.
Some of the data points informing the reasonable and supportable economic forecast used in estimating the ACL at June 30, 2021 were:
•National unemployment at 5.2% for the third quarter of 2021, steadily declining to 4.5% through the end of 2021, and declining to 3.5% by the end of 2022;
•Annualized growth in GDP at 6.7% for the third quarter of 2021, increasing to 6.8% by the end of 2021, and 3.1% for 2022;
•VIX trending at stabilized levels through the forecast horizon; and
•S&P 500 averaging near 4,000 through the reasonable and supportable forecast period.
For additional information about the ACL, see Note 4 to the consolidated financial statements.

Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$8,163,879	—%	$5,313,009	—%	$7,829,422	—%	$4,840,781	—%
Interest bearing	3,069,945	0.34%	2,448,545	0.78%	3,006,760	0.36%	2,311,086	1.02%
Savings and money market	13,541,237	0.36%	10,450,310	0.67%	13,169,195	0.36%	10,431,256	1.06%
Time	3,380,582	0.41%	7,096,097	1.59%	3,853,057	0.57%	7,303,083	1.82%
	$28,155,643	0.25%	$25,307,961	0.80%	$27,858,434	0.29%	$24,886,206	1.07%
The estimated amount of uninsured deposits at June 30, 2021 and December 31, 2020 was $20.4 billion and $17.4 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $863 million and $1.1 billion at June 30, 2021 and December 31, 2020, respectively. The following table shows scheduled maturities of uninsured time deposits as of June 30, 2021 (in thousands):

Three months or less	$226,201
Over three through six months	187,105
Over six through twelve months	476,914
Over twelve months	19,313
$909,533
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of June 30, 2021 (dollars in thousands):

Amount
Maturing in:
2021 - One month or less	$655,000
2021 - Over one month	1,926,000
2024	100,000
Total contractual balance outstanding	2,681,000
Cumulative fair value hedging adjustments	505
Carrying Value	$2,681,505
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow and fair value hedges have on the duration of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on or the fair value of FHLB advances included in the table above, as of June 30, 2021 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2021	$1,075,000	2.41%
2022	210,000	2.48%
2023	255,000	2.35%
2024	110,000	2.54%
2025	175,000	2.39%
Thereafter	556,000	2.90%
Cash flow hedges	2,381,000	2.53%
Fair value hedges maturing in 2021	200,000
Total interest rate swaps designated as cash flow or fair value hedges	$2,581,000
See Note 6 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(3,792)	(4,174)
	396,208	395,826
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(5,650)	(5,894)
	294,350	294,106
Total notes	690,558	689,932
Finance leases	31,081	32,563
Notes and other borrowings	$721,639	$722,495
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2021 and December 31, 2020, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.

The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2021 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,139,889	8.81%	N/A (1)	N/A (1)	$1,425,286	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,139,889	13.52%	$1,509,810	6.50%	$1,045,253	4.50%	$1,625,949	7.00%
Tier 1 risk-based capital	$3,139,889	13.52%	$1,858,228	8.00%	$1,393,671	6.00%	$1,974,367	8.50%
Total risk-based capital	$3,576,478	15.40%	$2,322,785	10.00%	$1,858,228	8.00%	$2,438,924	10.50%
BankUnited:
Tier 1 leverage	$3,491,270	9.84%	$1,774,797	5.00%	$1,419,838	4.00%	N/A	N/A
CET1 risk-based capital	$3,491,270	15.11%	$1,501,907	6.50%	$1,039,782	4.50%	$1,617,438	7.00%
Tier 1 risk-based capital	$3,491,270	15.11%	$1,848,501	8.00%	$1,386,376	6.00%	$1,964,032	8.50%
Total risk-based capital	$3,627,858	15.70%	$2,310,626	10.00%	$1,848,501	8.00%	$2,426,157	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
We believe we are well positioned, from a capital perspective, to withstand a severe downturn in the economy. In light of the COVID-19 crisis, we have enhanced our stress testing framework. We have increased both the frequency of stress testing, which is performed at least quarterly, and the spectrum of scenarios utilized. One exercise we completed was to stress our December 31, 2020 loan portfolio using the 2021 DFAST severely adverse scenario. The results of this stress test projected regulatory capital ratios in excess of all well capitalized thresholds in the stress scenario.
We have an active shelf registration statement on file with the SEC that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions. The Company demonstrated its ability to access the capital markets in a period of stress with its June 2020 subordinated debt issuance.
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. For the six months ended June 30, 2021 and 2020 net cash provided by operating activities was $578 million and $321 million, respectively.
Available liquidity includes cash, borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window, Federal Funds lines of credit and unpledged agency securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios, and the sale of investment securities. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans. Since the onset of the COVID-19 pandemic, we have not experienced unusual deposit outflows or volatility; we have, in fact experienced growth in deposits and in on-balance sheet liquidity.
The ALCO policy establishes limits or operating thresholds for a number of measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. These measures include but are not limited to the ratio of available liquidity to volatile liabilities, a liquidity stress test coverage ratio, a 30-day total liquidity ratio, a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. At June 30, 2021, BankUnited was operating within acceptable thresholds and limits as prescribed by the ALCO policy.
The ALCO policy stipulates that BankUnited’s liquidity is considered within policy limits or thresholds if the available liquidity/volatile liabilities ratio, 30-day total liquidity ratio and one-year liquidity ratios exceed 100%. At June 30, 2021, BankUnited’s available liquidity/volatile liabilities ratio was 301%, the 30-day total liquidity ratio was 270% .and the one-year liquidity ratio was 424%. The ALCO policy also prescribes that the liquidity stress test coverage ratio exceed 100%; at June 30, 2021, that ratio was 219%. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, our interest rate risk policy framework is based on modeling instantaneous rate shocks of plus and minus 100, 200, 300 and 400 basis point shifts. We also model a variety of yield curve slope and dynamic balance sheet scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios, generally by policy plus and minus 100, 200, 300 and 400 basis points, are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At June 30, 2021, the most likely rate scenario assumed that all indices are floored at 0%. We did not apply the falling rate scenarios at June 30, 2021 due to the low level of current interest rates. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at June 30, 2021 and December 31, 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at June 30, 2021 - increase:
In year 1	N/A	3.5%	5.5%	6.2%	6.0%
In year 2	N/A	7.8%	13.3%	17.8%	21.5%
Model Results at December 31, 2020 - increase:
In year 1	N/A	2.9%	3.9%	3.2%	1.9%
In year 2	N/A	5.0%	7.8%	9.0%	9.5%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates at June 30, 2021 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at June 30, 2021 and December 31, 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at June 30, 2021 - increase (decrease):	N/A	2.1%	1.3%	0.1%	(1.5)%
Model Results at December 31, 2020 - increase (decrease):	N/A	0.8%	(2.0)%	(6.1)%	(10.0)%
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
Derivative Financial Instruments
Interest rate swaps and caps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At June 30, 2021, outstanding interest rate swaps and caps designated as cash flow hedges had an aggregate notional amount of $2.5 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $200 million. At June 30, 2021, the aggregate fair value of interest rate swaps and caps designated as cash flow hedges included in other assets and other liabilities was $1.3 million and $4.5 million, respectively.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.4 billion at June 30, 2021. The aggregate fair value of these interest rate swaps and caps included in other assets was $78.4 million and the aggregate fair value included in other liabilities was $27.6 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.

See Note 6 to the consolidated financial statements for additional information about derivative financial instruments.
Off-Balance Sheet Arrangements
For more information on contractual obligations and commitments, see Note 10 to the consolidated financial statements and the Borrowings section of this Management's Discussion and Analysis.
Non-GAAP Financial Measures
PPNR is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses and the ability of the Company to generate earnings sufficient to cover estimated credit losses, particularly in view of the volatility of the provision for credit losses resulting from the COVID-19 pandemic. This measure also provides a meaningful basis for comparison to other financial institutions since it is commonly employed and is a measure frequently cited by investors and analysts. The following table reconciles the non-GAAP financial measurement of PPNR to the comparable GAAP financial measurement of income before income taxes for the periods indicated (in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021	2020	2021	2020
Income before income taxes (GAAP)	$140,150	$131,304	$96,904	$271,454	$56,482
Plus: Provision for (recovery of) credit losses	(27,534)	(27,989)	25,414	(55,523)	150,842
PPNR (non-GAAP)	$112,616	$103,315	$122,318	$215,931	$207,324
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

	June 30, 2021	December 31, 2020
Total stockholders’ equity	$3,161,543	$2,983,012
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$3,083,906	$2,905,375

Common shares issued and outstanding	93,238,553	93,067,500

Book value per common share	$33.91	$32.05

Tangible book value per common share	$33.08	$31.22
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

During the quarter ended June 30, 2021, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote or hybrid work environment and have not identified any instances in which our control environment has failed to operate effectively. We are continually monitoring and assessing any impact of the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of August 2021.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer