Form 10-Q
period 2021-09-30
BankUnited, Inc.
filed 2021-11-02
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of November 1, 2021 was 89,090,636.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2021

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
ii

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks:
Non-interest bearing	$17,973	$20,233
Interest bearing	489,049	377,483
Cash and cash equivalents	507,022	397,716
Investment securities (including securities recorded at fair value of $10,319,691 and $9,166,683)	10,329,691	9,176,683
Non-marketable equity securities	155,584	195,865
Loans held for sale	—	24,676
Loans	22,807,969	23,866,042
Allowance for credit losses	(159,615)	(257,323)
Loans, net	22,648,354	23,608,719
Bank owned life insurance	308,912	294,629
Operating lease equipment, net	659,935	663,517
Goodwill	77,637	77,637
Other assets	619,136	571,051
Total assets	$35,306,271	$35,010,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$9,158,281	$7,008,838
Interest bearing	3,268,709	3,020,039
Savings and money market	12,460,507	12,659,740
Time	3,228,776	4,807,199
Total deposits	28,116,273	27,495,816
Federal funds purchased	199,000	180,000
FHLB advances	2,431,014	3,122,999
Notes and other borrowings	721,527	722,495
Other liabilities	741,783	506,171
Total liabilities	32,209,597	32,027,481

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 90,049,326 and 93,067,500 shares issued and outstanding	900	931
Paid-in capital	885,873	1,017,518
Retained earnings	2,239,963	2,013,715
Accumulated other comprehensive loss	(30,062)	(49,152)
Total stockholders' equity	3,096,674	2,983,012
Total liabilities and stockholders' equity	$35,306,271	$35,010,493

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans	$194,689	$208,646	$602,544	$656,943
Investment securities	38,243	44,604	114,418	151,596
Other	1,413	1,322	4,613	7,950
Total interest income	234,345	254,572	721,575	816,489
Interest expense:
Deposits	14,273	37,681	53,965	170,690
Borrowings	24,950	29,412	77,937	87,407
Total interest expense	39,223	67,093	131,902	258,097
Net interest income before provision for credit losses	195,122	187,479	589,673	558,392
Provision for (recovery of) credit losses	(11,842)	29,232	(67,365)	180,074
Net interest income after provision for credit losses	206,964	158,247	657,038	378,318
Non-interest income:
Deposit service charges and fees	5,553	4,040	15,870	11,927
Gain on sale of loans, net	1,403	2,953	5,391	10,745
Gain (loss) on investment securities, net	(664)	7,181	5,856	10,564
Lease financing	13,212	13,934	39,222	45,565
Other non-interest income	5,974	8,184	22,192	19,140
Total non-interest income	25,478	36,292	88,531	97,941
Non-interest expense:
Employee compensation and benefits	57,224	48,448	172,971	156,212
Occupancy and equipment	11,760	12,170	35,127	36,440
Deposit insurance expense	3,552	5,886	15,224	15,095
Professional fees	2,312	2,436	6,363	8,771
Technology and telecommunications	16,687	15,435	49,279	42,056
Depreciation of operating lease equipment	12,944	12,315	37,995	37,137
Other non-interest expense	13,563	11,937	42,756	38,154
Total non-interest expense	118,042	108,627	359,715	333,865
Income before income taxes	114,400	85,912	385,854	142,394
Provision for income taxes	27,459	19,353	96,125	30,278
Net income	$86,941	$66,559	$289,729	$112,116
Earnings per common share, basic	$0.94	$0.70	$3.12	$1.17
Earnings per common share, diluted	$0.94	$0.70	$3.12	$1.17

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$86,941	$66,559	$289,729	$112,116
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(16,205)	49,829	(24,764)	25,074
Reclassification adjustment for net securities gains realized in income	(606)	(1,685)	(5,679)	(7,089)
Net change in unrealized gains (losses) on securities available for sale	(16,811)	48,144	(30,443)	17,985
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	1,263	1,251	16,930	(90,633)
Reclassification adjustment for net losses realized in income	10,359	11,798	32,603	22,649
Net change in unrealized losses on derivative instruments	11,622	13,049	49,533	(67,984)
Other comprehensive income (loss)	(5,189)	61,193	19,090	(49,999)
Comprehensive income	$81,752	$127,752	$308,819	$62,117

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$289,729	$112,116
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(16,294)	(20,102)
Provision for (recovery of) credit losses	(67,365)	180,074
Gain on sale of loans, net	(5,391)	(10,745)
Gain on investment securities, net	(5,856)	(10,564)
Equity based compensation	17,510	12,286
Depreciation and amortization	56,122	54,377
Deferred income taxes	7,835	(27,304)
Proceeds from sale of loans held for sale	651,840	498,431
Loans originated for sale, net of repayments	—	(21,780)
Other:
(Increase) decrease in other assets	(123,546)	2,509
(Decrease) increase in other liabilities	148,437	(134,363)
Net cash provided by operating activities	953,021	634,935

Cash flows from investing activities:
Purchase of investment securities	(4,378,200)	(3,356,639)
Proceeds from repayments and calls of investment securities	1,980,551	912,403
Proceeds from sale of investment securities	1,348,346	930,757
Purchase of non-marketable equity securities	(16,199)	(134,938)
Proceeds from redemption of non-marketable equity securities	56,480	179,988
Purchases of loans	(3,681,706)	(2,082,695)
Loan originations and repayments, net	3,907,957	1,000,352
Proceeds from sale of loans, net	210,525	11,604
Acquisition of operating lease equipment	(44,179)	(19,597)
Other investing activities	(13,270)	(12,328)
Net cash used in investing activities	(629,695)	(2,571,093)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	620,457	2,202,619
Net increase in federal funds purchased	19,000	80,000
Additions to FHLB and PPPLF borrowings	1,231,001	4,281,960
Repayments of FHLB and PPPLF borrowings	(1,921,000)	(4,647,310)
Proceeds from issuance of notes, net	—	293,858
Dividends paid	(65,114)	(64,611)
Repurchase of common stock	(136,686)	(100,972)
Other financing activities	38,322	45,717
Net cash provided by (used in) financing activities	(214,020)	2,091,261
Net increase in cash and cash equivalents	109,306	155,103
Cash and cash equivalents, beginning of period	397,716	214,673
Cash and cash equivalents, end of period	$507,022	$369,776

Supplemental disclosure of cash flow information:
Interest paid	$125,834	$268,970
Income taxes paid, net	$247,798	$5,944

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$832,903	$451,864
Dividends declared, not paid	$20,676	$21,910
Unsettled investment securities trades, net	$154,285	$10,339

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	93,238,553	$932	$1,011,786	$2,173,698	$(24,873)	$3,161,543
Comprehensive income	—	—	—	86,941	(5,189)	81,752
Dividends ($0.23 per common share)	—	—	—	(20,676)	—	(20,676)
Equity based compensation	9,756	1	3,554	—	—	3,555
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(13,007)	(1)	(76)	—	—	(77)
Repurchase of common stock	(3,185,976)	(32)	(129,391)	—	—	(129,423)
Balance at September 30, 2021	90,049,326	$900	$885,873	$2,239,963	$(30,062)	$3,096,674

Balance at June 30, 2020	92,420,278	$924	$991,509	$1,905,639	$(143,019)	$2,755,053
Comprehensive income	—	—	—	66,559	61,193	127,752
Dividends ($0.23 per common share)	—	—	—	(21,910)	—	(21,910)
Equity based compensation	—	—	3,878	—	—	3,878
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(39,405)	—	(91)	—	—	(91)
Exercise of stock options	7,768	—	142	—	—	142
Balance at September 30, 2020	92,388,641	$924	$995,438	$1,950,288	$(81,826)	$2,864,824

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012
Comprehensive income	—	—	—	289,729	19,090	308,819
Dividends ($0.69 per common share)	—	—	—	(63,481)	—	(63,481)
Equity based compensation	568,936	6	10,772	—	—	10,778
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(197,639)	(3)	(5,790)	—	—	(5,793)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(3,391,040)	(34)	(136,652)	—	—	(136,686)
Balance at September 30, 2021	90,049,326	$900	$885,873	$2,239,963	$(30,062)	$3,096,674

Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Balance at January 1, 2020	95,128,231	951	1,083,920	1,903,918	(31,827)	2,956,962
Comprehensive income	—	—	—	112,116	(49,999)	62,117
Dividends ($0.69 per common share)	—	—	—	(65,746)	—	(65,746)
Equity based compensation	743,696	8	15,306	—	—	15,314
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(225,477)	(3)	(4,519)	—	—	(4,522)
Exercise of stock options	67,768	1	1,670	—	—	1,671
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at September 30, 2020	92,388,641	$924	$995,438	$1,950,288	$(81,826)	$2,864,824

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 64 banking centers located in 13 Florida counties and 4 banking centers located in the New York metropolitan area at September 30, 2021. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2021
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplified the accounting for income taxes by removing certain exceptions stipulated in ASC 740 and making some other targeted changes to the accounting for income taxes. The Company adopted this ASU on January 1, 2021 with no material impact on the Company’s consolidated financial position, results of operations, and cash flows.
ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU clarified that certain optional expedients and exceptions provided for in ASU No. 2020-04 for applying GAAP to contract modifications and hedging relationships apply to derivatives that are affected by the discounting transition. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Company elected to adopt this ASU on a retrospective basis. The impact of adoption of this ASU on the Company's consolidated financial position, results of operations, and cash flows was not material.
Accounting Pronouncements Not Yet Adopted
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models for these instruments, resulting in fewer embedded conversion features being separately recognized from the host contract. Additionally, this ASU revises the criteria for determining whether contracts in an entity's own equity meet the scope exception from derivative accounting, which will change the population of contracts that are recognized as assets or liabilities. The amendments in this ASU also revise certain aspects of the guidance on calculating earnings per share with respect to convertible instruments and instruments that may be settled in the entity's own shares. This ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2021. The Company has determined the impact of adoption on its consolidated financial position, results of operations, and cash flows will not be material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2021	2020	2021	2020
Basic earnings per common share:
Numerator:
Net income	$86,941	$66,559	$289,729	$112,116
Distributed and undistributed earnings allocated to participating securities	(1,112)	(2,896)	(3,701)	(4,816)
Income allocated to common stockholders for basic earnings per common share	$85,829	$63,663	$286,028	$107,300
Denominator:
Weighted average common shares outstanding	92,053,714	92,405,239	92,787,824	92,918,030
Less average unvested stock awards	(1,208,304)	(1,183,564)	(1,218,416)	(1,164,317)
Weighted average shares for basic earnings per common share	90,845,410	91,221,675	91,569,408	91,753,713
Basic earnings per common share	$0.94	$0.70	$3.12	$1.17
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$85,829	$63,663	$286,028	$107,300
Adjustment for earnings reallocated from participating securities	2	4	5	3
Income used in calculating diluted earnings per common share	$85,831	$63,667	$286,033	$107,303
Denominator:
Weighted average shares for basic earnings per common share	90,845,410	91,221,675	91,569,408	91,753,713
Dilutive effect of stock options and certain shared-based awards	182,448	171,054	152,675	142,008
Weighted average shares for diluted earnings per common share	91,027,858	91,392,729	91,722,083	91,895,721
Diluted earnings per common share	$0.94	$0.70	$3.12	$1.17
Potentially dilutive unvested shares and share units totaling 1,205,136 and 1,206,358 were outstanding at September 30, 2021 and 2020, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.
Participating securities for the three and nine months ended September 30, 2020 included 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expired in February 2021 and, while outstanding, participated in dividends on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$134,367	$359	$(2,536)	$132,190
U.S. Government agency and sponsored enterprise residential MBS	2,096,869	17,272	(5,000)	2,109,141
U.S. Government agency and sponsored enterprise commercial MBS	899,014	5,845	(8,068)	896,791
Private label residential MBS and CMOs	2,169,425	6,804	(4,151)	2,172,078
Private label commercial MBS	2,582,704	14,174	(5,558)	2,591,320
Single family real estate-backed securities	613,796	8,633	(1,128)	621,301
Collateralized loan obligations	975,308	599	(2,372)	973,535
Non-mortgage asset-backed securities	274,709	3,363	—	278,072
State and municipal obligations	207,918	17,486	—	225,404
SBA securities	199,192	2,145	(3,096)	198,241
	10,153,302	$76,680	$(31,909)	10,198,073
Investment securities held to maturity	10,000			10,000
	$10,163,302			10,208,073
Marketable equity securities				121,618
				$10,329,691

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

	December 31, 2020
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$79,919	$1,307	$(375)	$80,851
U.S. Government agency and sponsored enterprise residential MBS	2,389,450	19,148	(3,028)	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	531,724	9,297	(1,667)	539,354
Private label residential MBS and CMOs	982,890	16,274	(561)	998,603
Private label commercial MBS(2)	2,514,271	24,931	(12,848)	2,526,354
Single family real estate-backed securities	636,069	14,877	(58)	650,888
Collateralized loan obligations	1,148,724	285	(8,735)	1,140,274
Non-mortgage asset-backed securities	246,597	6,898	(234)	253,261
State and municipal obligations	213,743	21,966	—	235,709
SBA securities	233,387	2,093	(3,935)	231,545
	8,976,774	$117,076	$(31,441)	9,062,409
Investment securities held to maturity	10,000			10,000
	$8,986,774			9,072,409
Marketable equity securities				104,274
				$9,176,683

(1)At fair value except for securities held to maturity.
(2)Amortized cost is net of ACL totaling $0.4 million at December 31, 2020.
Investment securities held to maturity at September 30, 2021 and December 31, 2020 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $15 million and $17 million at September 30, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At September 30, 2021, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,564,449	$1,567,135
Due after one year through five years	6,235,028	6,273,032
Due after five years through ten years	1,955,731	1,959,443
Due after ten years	398,094	398,463
	$10,153,302	$10,198,073
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.3 billion and $4.1 billion at September 30, 2021 and December 31, 2020, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sale of investment securities AFS	$548,290	$383,420	$1,348,346	$930,757

Gross realized gains on investment securities AFS	$821	$2,689	$7,683	$9,945
Gross realized losses on investment securities AFS	(6)	(426)	(60)	(429)
Net realized gain	815	2,263	7,623	9,516

Net unrealized gains (losses) on marketable equity securities recognized in earnings	(1,479)	4,918	(1,767)	1,048

Gain (loss) on investment securities, net	$(664)	$7,181	$5,856	$10,564
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$73,498	$(1,042)	$23,270	$(1,494)	$96,768	$(2,536)
U.S. Government agency and sponsored enterprise residential MBS	284,161	(1,594)	346,052	(3,406)	630,213	(5,000)
U.S. Government agency and sponsored enterprise commercial MBS	190,385	(3,552)	193,049	(4,516)	383,434	(8,068)
Private label residential MBS and CMOs	879,710	(3,509)	63,252	(642)	942,962	(4,151)
Private label commercial MBS	535,218	(3,285)	194,206	(2,273)	729,424	(5,558)
Single family real estate-backed securities	106,371	(1,128)	—	—	106,371	(1,128)
Collateralized loan obligations	183,365	(588)	415,992	(1,784)	599,357	(2,372)
SBA securities	—	—	106,956	(3,096)	106,956	(3,096)
	$2,252,708	$(14,698)	$1,342,777	$(17,211)	$3,595,485	$(31,909)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,369	$(375)	$—	$—	$24,369	$(375)
U.S. Government agency and sponsored enterprise residential MBS	220,179	(320)	370,727	(2,708)	590,906	(3,028)
U.S. Government agency and sponsored enterprise commercial MBS	152,233	(1,412)	44,255	(255)	196,488	(1,667)
Private label residential MBS and CMOs	141,407	(561)	—	—	141,407	(561)
Private label commercial MBS	1,268,381	(12,771)	37,783	(77)	1,306,164	(12,848)
Single family real estate-backed securities	28,758	(58)	—	—	28,758	(58)
Collateralized loan obligations	304,051	(1,171)	588,463	(7,564)	892,514	(8,735)
Non-mortgage asset-backed securities	—	—	12,327	(234)	12,327	(234)
SBA securities	26,240	(298)	104,598	(3,637)	130,838	(3,935)
	$2,165,618	$(16,966)	$1,158,153	$(14,475)	$3,323,771	$(31,441)
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and nine months ended September 30, 2021 and 2020. At September 30, 2021, the Company did not have an intent to sell securities that were in significant unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At September 30, 2021, 176 securities available for sale were in unrealized loss positions. The unrealized losses are primarily attributable to changes in interest rates. The amount of impairment related to 59 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.5 million and no further analysis with respect to these securities was considered necessary.
For U.S. Government, U.S. government agency and U.S. government sponsored enterprise securities, the timely payment of principal and interest is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities. For all other AFS securities in a significant unrealized loss position, the Company performed an analysis by first determining the present value of cash flows expected to be collected, based on stressed economic scenarios more severe than our reasonable and supportable economic forecast. The present value was then compared to the amortized cost basis to identify possible impairment. The analysis incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity, recovery lag and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$5,907,393	25.9%	$4,922,836	20.6%
Government insured residential	1,913,497	8.4%	1,419,074	5.9%
Other consumer loans	6,334	—%	6,312	0.1%
	7,827,224	34.3%	6,348,222	26.6%
Commercial:
Multi-family	1,181,935	5.2%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,537,078	19.9%	4,963,273	20.8%
Construction and land	163,988	0.7%	293,307	1.2%
Owner occupied commercial real estate	2,012,376	8.8%	2,000,770	8.4%
Commercial and industrial	4,166,914	18.3%	4,447,383	18.6%
PPP	332,548	1.5%	781,811	3.3%
Pinnacle	932,865	4.1%	1,107,386	4.6%
Bridge - franchise finance	396,589	1.7%	549,733	2.3%
Bridge - equipment finance	379,446	1.7%	475,548	2.0%
Mortgage warehouse lending	877,006	3.8%	1,259,408	5.3%
	14,980,745	65.7%	17,517,820	73.4%
Total loans	22,807,969	100.0%	23,866,042	100.0%
Allowance for credit losses	(159,615)		(257,323)
Loans, net	$22,648,354		$23,608,719
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $58 million and $39 million at September 30, 2021 and December 31, 2020, respectively. The amortized cost basis of residential PCD loans and the related amount of non-credit discount was $93 million and $86 million, respectively at September 30, 2021 and $118 million and $115 million, respectively at December 31, 2020. The ACL related to PCD residential loans was $0.6 million and $2.8 million at September 30, 2021 and December 31, 2020, respectively.
Included in the table above are direct or sales type finance leases totaling $653 million and $670 million at September 30, 2021 and December 31, 2020, respectively. The amount of income recognized from direct or sales type finance leases for the three and nine months ended September 30, 2021 and 2020 totaled $4.4 million, $14.2 million, $5.3 million and $16.0 million, respectively and is included in interest income on loans in the consolidated statements of income.
During the three and nine months ended September 30, 2021 and 2020, the Company purchased 1-4 single family residential loans totaling $1.4 billion, $3.7 billion, $997 million and $2.1 billion, respectively. Purchases for the three and nine months ended September 30, 2021 and 2020 included $306 million, $1.3 billion, $418 million and $947 million, respectively, of government insured residential loans.
At September 30, 2021 and December 31, 2020, the Company had pledged loans with a carrying value of approximately $10.4 billion and $9.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At September 30, 2021 and December 31, 2020, accrued interest receivable on loans, net of related ACL at December 31, 2020, totaled $97 million and $99 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and nine months ended September 30, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period based on a single economic scenario. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021			2020
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,909	$163,733	$175,642	$10,695	$255,428	$266,123
Provision (recovery)	(2,127)	(9,427)	(11,554)	5,331	22,315	27,646
Charge-offs	(290)	(4,528)	(4,818)	—	(23,770)	(23,770)
Recoveries	4	341	345	4	4,125	4,129
Ending balance	$9,496	$150,119	$159,615	$16,030	$258,098	$274,128

	Nine Months Ended September 30,
	2021			2020
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$18,719	$238,604	$257,323	$11,154	$97,517	$108,671
Impact of adoption of ASU 2016-13	—	—	—	8,098	19,207	27,305
Balance after adoption of ASU 2016-13	18,719	238,604	257,323	19,252	116,724	135,976
Provision (recovery)	(8,929)	(56,594)	(65,523)	(3,241)	184,336	181,095
Charge-offs	(304)	(34,908)	(35,212)	(31)	(50,723)	(50,754)
Recoveries	10	3,017	3,027	50	7,761	7,811
Ending balance	$9,496	$150,119	$159,615	$16,030	$258,098	$274,128
The decrease in the ACL from December 31, 2020 to September 30, 2021 related primarily to the recovery of credit losses recorded during the nine months ended September 30, 2021. The most significant factor contributing to the recovery of provision was an improving economic forecast. The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to September 30, 2020 was reflective of the impact of the COVID-19 pandemic on current economic conditions, the economic forecast and on individual borrowers and portfolio sub-segments.
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amount related to funded portion of loans	$(11,554)	$27,646	$(65,523)	$181,095
Amount related to off-balance sheet credit exposures	280	(93)	(640)	(2,700)
Amount related to accrued interest receivable	(568)	1,063	(838)	1,063
Amount related to AFS debt securities	—	616	(364)	616
Total provision for (recovery of) credit losses	$(11,842)	$29,232	$(67,365)	$180,074
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
September 30, 2021

Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential and other consumer loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2021. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment and wages, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	September 30, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$2,121,916	$1,130,648	$427,557	$249,065	$390,596	$1,496,500	$5,816,282
30 - 59 Days Past Due	41,661	3,306	8,588	1,074	4,167	8,638	67,434
60 - 89 Days Past Due	4,159	—	—	1,160	887	1,123	7,329
90 Days or More Past Due	—	—	2,013	4,908	180	9,247	16,348
	$2,167,736	$1,133,954	$438,158	$256,207	$395,830	$1,515,508	$5,907,393

	December 31, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$1,092,183	$645,993	$374,838	$611,377	$740,749	$1,392,192	$4,857,332
30 - 59 Days Past Due	17,826	5,741	2,564	927	2,913	18,880	48,851
60 - 89 Days Past Due	111	145	435	—	2,825	3,973	7,489
90 Days or More Past Due	—	807	1,762	53	1,027	5,515	9,164
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	September 30, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$858,842	$421,863	$96,779	$61,697	$128,107	$522,024	$2,089,312
61% - 70%	592,153	293,563	103,415	62,702	75,334	383,202	1,510,369
71% - 80%	716,292	417,745	228,630	120,838	160,704	577,426	2,221,635
More than 80%	449	783	9,334	10,970	31,685	32,856	86,077
	$2,167,736	$1,133,954	$438,158	$256,207	$395,830	$1,515,508	$5,907,393

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

	December 31, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$395,977	$143,273	$82,199	$174,223	$286,092	$487,487	$1,569,251
61% - 70%	298,941	151,633	92,928	119,381	184,119	341,159	1,188,161
71% - 80%	413,003	344,998	181,852	271,605	258,931	565,781	2,036,170
More than 80%	2,199	12,782	22,620	47,148	18,372	26,133	129,254
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	September 30, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$1,671,392	$861,916	$265,526	$140,129	$285,009	$1,036,788	$4,260,760
720 - 759	404,557	201,050	99,390	56,658	63,460	245,708	1,070,823
719 or less	91,787	70,988	73,242	59,420	47,361	233,012	575,810
	$2,167,736	$1,133,954	$438,158	$256,207	$395,830	$1,515,508	$5,907,393

	December 31, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$843,199	$435,582	$225,292	$451,304	$549,119	$956,254	$3,460,750
720 - 759	223,831	128,875	84,602	102,859	130,592	256,703	927,462
719 or less	43,090	88,229	69,705	58,194	67,803	207,603	534,624
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity, health of the national and regional economy, industry trends, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are generally indicative of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Since the onset of the COVID-19 pandemic, risk ratings have been re-evaluated for a substantial portion of the commercial portfolio, with a focus on portfolio segments we initially identified for enhanced monitoring and loans that have been modified or for which we granted temporary payment deferrals. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that could result in deterioration of repayment prospects at some future date if not checked or corrected are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow from current operations, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.
Commercial credit exposure based on internal risk rating:

	September 30, 2021
	Amortized Cost By Origination Year						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
Multi-Family
Pass	$60,124	$167,678	$243,968	$107,512	$117,869	$251,710	$38,387	$987,248
Special mention	—	—	—	—	—	—	—	—
Substandard	—	8,184	42,757	18,343	34,732	90,671	—	194,687
Total Multi-Family	$60,124	$175,862	$286,725	$125,855	$152,601	$342,381	$38,387	$1,181,935

Non-owner occupied commercial real estate
Pass	$398,519	$526,409	$1,012,963	$633,432	$391,987	$877,262	$53,325	$3,893,897
Special mention	—	—	24,495	13,100	—	7,822	—	45,417
Substandard	3,030	7,946	143,729	43,000	85,275	314,784	—	597,764
Total non-owner occupied commercial real estate	$401,549	$534,355	$1,181,187	$689,532	$477,262	$1,199,868	$53,325	$4,537,078

Construction and Land
Pass	$9,544	$22,921	$89,499	$9,039	$8,575	$264	$5,114	$144,956
Special mention	—	—	1,929	—	—	—	—	1,929
Substandard	—	1,445	5,323	1,336	—	8,999	—	17,103
Total Construction and Land	$9,544	$24,366	$96,751	$10,375	$8,575	$9,263	$5,114	$163,988

Owner occupied commercial real estate
Pass	$138,487	$225,624	$319,652	$237,123	$244,333	$561,513	$28,973	$1,755,705
Special mention	—	—	—	3,668	1,591	12,003	—	17,262
Substandard	—	5,402	24,129	26,875	47,731	135,272	—	239,409
Total owner occupied commercial real estate	$138,487	$231,026	$343,781	$267,666	$293,655	$708,788	$28,973	$2,012,376

Commercial and industrial
Pass	$493,016	$487,985	$571,746	$176,729	$167,868	$188,154	$1,603,519	$3,689,017
Special mention	—	118	51,299	15,459	1,124	2,186	18,579	88,765
Substandard	423	18,385	140,794	40,347	14,347	33,215	125,174	372,685
Doubtful	—	—	—	8	—	—	16,439	16,447
Total commercial and industrial	$493,439	$506,488	$763,839	$232,543	$183,339	$223,555	$1,763,711	$4,166,914

PPP
Pass	$283,493	$49,055	$—	$—	$—	$—	$—	$332,548
Total PPP	$283,493	$49,055	$—	$—	$—	$—	$—	$332,548

Pinnacle
Pass	$109,831	$116,983	$89,980	$37,755	$186,890	$391,426	$—	$932,865
Total Pinnacle	$109,831	$116,983	$89,980	$37,755	$186,890	$391,426	$—	$932,865

Bridge - Franchise Finance
Pass	$27,368	$38,067	$109,508	$12,335	$7,453	$6,436	$—	$201,167
Substandard	—	23,269	71,433	59,967	22,552	18,201	—	195,422
Total Bridge - Franchise Finance	$27,368	$61,336	$180,941	$72,302	$30,005	$24,637	$—	$396,589

Bridge - Equipment Finance
Pass	$60,174	$19,327	$120,195	$51,732	$30,553	$54,679	$—	$336,660
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	13,912	5,163	23,711	—	—	42,786
Total Bridge - Equipment Finance	$60,174	$19,327	$134,107	$56,895	$54,264	$54,679	$—	$379,446

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$877,006	$877,006
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$877,006	$877,006

	December 31, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Multi-Family
Pass	$184,287	$264,254	$149,188	$206,768	$203,481	$313,758	$38,509	$1,360,245
Special mention	—	390	10,985	11,260	8,400	5,300	—	36,335
Substandard	8,393	25,239	9,645	15,125	43,920	140,299	—	242,621
Total Multi-Family	$192,680	$289,883	$169,818	$233,153	$255,801	$459,357	$38,509	$1,639,201

Non-owner occupied commercial real estate
Pass	$532,567	$1,070,940	$706,730	$442,599	$462,201	$607,922	$99,627	$3,922,586
Special mention	2,687	56,533	16,271	34,283	43,699	66,370	—	219,843
Substandard	30,401	132,814	69,507	56,219	288,998	242,905	—	820,844
Total non-owner occupied commercial real estate	$565,655	$1,260,287	$792,508	$533,101	$794,898	$917,197	$99,627	$4,963,273

Construction and Land
Pass	$20,860	$158,413	$9,003	$48,657	$26,845	$904	$297	$264,979
Special mention	—	—	8,010	8,604	4,284	—	—	20,898
Substandard	23	1,366	1,287	—	4,408	346	—	7,430
Total Construction and Land	$20,883	$159,779	$18,300	$57,261	$35,537	$1,250	$297	$293,307

Owner occupied commercial real estate
Pass	$229,670	$263,138	$251,413	$232,171	$288,403	$361,130	$17,281	$1,643,206
Special mention	2,593	42,485	11,789	41,799	19,839	20,347	17,985	156,837
Substandard	2,615	24,673	21,114	36,411	26,997	79,860	9,057	200,727
Total owner occupied commercial real estate	$234,878	$330,296	$284,316	$310,381	$335,239	$461,337	$44,323	$2,000,770

Commercial and industrial
Pass	$574,601	$759,384	$257,451	$250,787	$165,105	$47,086	$1,882,856	$3,937,270
Special mention	10,387	49,471	17,096	2,451	20,838	2,977	66,385	169,605
Substandard	21,122	120,275	34,045	14,073	29,907	31,478	89,436	340,336
Doubtful	—	—	—	—	—	172	—	172
Total commercial and industrial	$606,110	$929,130	$308,592	$267,311	$215,850	$81,713	$2,038,677	$4,447,383

PPP
Pass	$781,811	$—	$—	$—	$—	$—	$—	$781,811
Total PPP	$781,811	$—	$—	$—	$—	$—	$—	$781,811

Pinnacle
Pass	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386
Total Pinnacle	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386

Bridge - Franchise Finance
Pass	$48,741	$91,509	$23,650	$8,745	$11,817	$6,416	$—	$190,878
Special mention	2,693	54,271	5,175	4,699	2,088	2,667	—	71,593
Substandard	36,515	101,772	84,064	33,213	16,706	3,297	—	275,567
Doubtful	—	—	10,771	—	924	—	—	11,695
Total Bridge - Franchise Finance	$87,949	$247,552	$123,660	$46,657	$31,535	$12,380	$—	$549,733

Bridge - Equipment Finance
Pass	$23,684	$137,730	$66,004	$50,000	$36,963	$49,875	$—	$364,256
Special mention	—	—	19,542	16,863	—	—	—	36,405
Substandard	—	30,762	9,894	34,231	—	—	—	74,887
Total Bridge - Equipment Finance	$23,684	$168,492	$95,440	$101,094	$36,963	$49,875	$—	$475,548

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

At September 30, 2021, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	September 30, 2021
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$987,248	$3,893,897	$144,956	$1,755,705	$3,689,017	$332,548	$932,865	$201,167	$336,660	$877,006	$13,151,069
Special mention	—	45,417	1,929	17,262	88,765	—	—	—	—	—	153,373
Substandard - accruing	183,669	549,306	12,388	217,217	263,582	—	—	163,853	42,786	—	1,432,801
Substandard non-accruing	11,018	48,458	4,715	22,192	109,103	—	—	31,569	—	—	227,055
Doubtful	—	—	—	—	16,447	—	—	—	—	—	16,447
	$1,181,935	$4,537,078	$163,988	$2,012,376	$4,166,914	$332,548	$932,865	$396,589	$379,446	$877,006	$14,980,745

	December 31, 2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,360,245	$3,922,586	$264,979	$1,643,206	$3,937,270	$781,811	$1,107,386	$190,878	$364,256	$1,259,408	14,832,025
Special mention	36,335	219,843	20,898	156,837	169,605	—	—	71,593	36,405	—	711,516
Substandard -accruing	218,532	756,825	2,676	177,575	285,925	—	—	242,234	74,887	—	1,758,654
Substandard non-accruing	24,089	64,019	4,754	23,152	54,411	—	—	33,333	—	—	203,758
Doubtful	—	—	—	—	172	—	—	11,695	—	—	11,867
	$1,639,201	$4,963,273	$293,307	$2,000,770	$4,447,383	$781,811	$1,107,386	$549,733	$475,548	$1,259,408	$17,517,820
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	September 30, 2021					December 31, 2020
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$5,816,282	$67,434	$7,329	$16,348	$5,907,393	$4,857,332	$48,851	$7,489	$9,164	$4,922,836
Government insured residential	1,015,185	127,471	93,714	677,127	1,913,497	722,367	77,883	56,495	562,329	1,419,074
Other consumer loans	6,278	41	15	—	6,334	6,022	37	22	231	6,312
Multi-family	1,168,556	11,228	—	2,151	1,181,935	1,602,990	17,842	—	18,369	1,639,201
Non-owner occupied commercial real estate	4,506,576	24	1,204	29,274	4,537,078	4,876,823	34,117	20,291	32,042	4,963,273
Construction and land	162,754	888	—	346	163,988	288,032	4,530	399	346	293,307
Owner occupied commercial real estate	1,995,853	—	—	16,523	2,012,376	1,971,475	10,756	3,203	15,336	2,000,770
Commercial and industrial	4,136,750	14,422	701	15,041	4,166,914	4,366,009	52,117	552	28,705	4,447,383
PPP	332,548	—	—	—	332,548	781,811	—	—	—	781,811
Pinnacle	932,865	—	—	—	932,865	1,107,386	—	—	—	1,107,386
Bridge - franchise finance	384,661	—	7,030	4,898	396,589	498,831	16,423	8,664	25,815	549,733
Bridge - equipment finance	379,446	—	—	—	379,446	475,548	—	—	—	475,548
Mortgage warehouse lending	877,006	—	—	—	877,006	1,259,408	—	—	—	1,259,408
	$21,714,760	$221,508	$109,993	$761,708	$22,807,969	$22,814,034	$262,556	$97,115	$692,337	$23,866,042

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $33.6 million and $40.3 million at September 30, 2021 and December 31, 2020, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $677 million and $562 million at September 30, 2021 and December 31, 2020, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$33,138	$1,594	$28,828	$1,755
Commercial:
Multi-family	11,018	11,018	24,090	24,090
Non-owner occupied commercial real estate	48,459	32,305	64,017	32,843
Construction and land	4,715	4,369	4,754	4,408
Owner occupied commercial real estate	22,192	4,424	23,152	2,110
Commercial and industrial	125,550	9,471	54,584	9,235
Bridge - franchise finance	31,569	3,841	45,028	9,754
	$276,641	$67,022	$244,453	$84,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $49.1 million and $51.3 million at September 30, 2021 and December 31, 2020, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and nine months ended September 30, 2021 and 2020. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.7 million and $8.0 million for the three and nine months ended September 30, 2021, respectively and $2.7 million and $7.6 million for the three and nine months ended September 30, 2020, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$2,351	$2,326	$2,528	$2,513
Commercial:
Multi-family	11,018	11,018	24,090	24,090
Non-owner occupied commercial real estate	38,293	37,798	52,813	52,435
Construction and land	4,715	4,715	4,754	4,754
Owner occupied commercial real estate	15,702	15,702	14,814	14,777
Commercial and industrial	98,806	60,642	28,112	18,093
Bridge - franchise finance	7,078	5,552	28,986	12,832
Total commercial	175,612	135,427	153,569	126,981
	$177,963	$137,753	$156,097	$129,494

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the nine months ended September 30, 2021.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $189 million, of which $173 million was government insured, at September 30, 2021 and $217 million, of which $209 million was government insured, at December 31, 2020. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at September 30, 2021 and December 31, 2020.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2021 and 2020 that experienced payment defaults during those periods (dollars in thousands):

	Three Months Ended September 30,
	2021				2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	—	$—	—	$—	1	$1,221	—	$—
Government insured residential	134	23,394	63	12,435	148	24,031	65	10,249
Bridge - franchise finance	—	—	—	—	—	—	6	8,503
	134	$23,394	63	$12,435	149	$25,252	71	$18,752

	Nine Months Ended September 30,
	2021				2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	—	$—	—	$—	2	$1,422	—	$—
Government insured residential	218	39,900	70	13,491	213	33,593	99	16,559
Non-owner occupied commercial real estate	1	2,810	—	—	1	4,249	1	4,249
Commercial and industrial	—	—	—	—	1	305	—	—
Bridge - franchise finance	—	—	—	—	9	14,554	7	12,081
	219	$42,710	70	$13,491	226	$54,123	$107	$32,889
TDRs during the three and nine months ended September 30, 2021 and 2020 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. The majority of loan modifications or deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 5    Income Taxes
The Company’s effective income tax rate was 24.0% and 24.9% for the three and nine months ended September 30, 2021, respectively and 22.5% and 21.3% for the three and nine months ended September 30, 2020, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2021 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax. These factors were largely offsetting for the 2020 periods, when the effective tax rate did not differ materially from the Federal statutory rate of 21%. During the three and nine months ended September 30, 2020, income not subject to tax was a larger percentage of pre-tax income compared to the same periods in 2021.
In October 2021, the Bank reached a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and recorded a tax benefit of $43.9 million, net of federal impact. Unrelated to the Florida settlement, the Bank expects to record an additional approximately $25 million tax benefit in the fourth quarter of 2021 related to a reduction in the liability for unrecognized tax benefits arising from expiration of statutes of limitation in the Federal and certain state jurisdictions.
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
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and nine months ended September 30, 2021 and 2020, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both September 30, 2021 and December 31, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2021
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.55%	3-Month LIBOR	2.6	$1,906,000	Other liabilities	$—	$(3,945)
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate borrowings	—%	—%	4.2	100,000	Other assets	1,318	—
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.53%	0.0	25,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.55%	Indexed to 1-month LIBOR	5.3	1,662,752	Other assets / Other liabilities	1,553	(21,000)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.55%	5.3	1,662,752	Other assets	66,580	(2,980)
Interest rate caps purchased, indexed to 1-month LIBOR			1.00%	4.2	25,000	Other assets	370	—
Interest rate caps sold, indexed to 1-month LIBOR		1.00%		4.2	25,000	Other liabilities	—	(370)
					$5,406,504		$69,821	$(28,295)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

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
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Loss Reclassified from AOCI into Income
	2021	2020	2021	2020
Interest rate contracts	$(13,905)	$(15,893)	$(43,762)	$(30,458)	Interest expense on borrowings
During the three and nine months ended September 30, 2021 and 2020, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2021, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $32.7 million.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Gain (Loss) in Consolidated Statements of Income
	2021	2020	2021	2020
Fair value adjustment on derivatives	$(491)	$(738)	$(1,987)	$3,290	Interest expense on borrowings
Fair value adjustment on hedged items	491	763	1,986	(3,309)	Interest expense on borrowings
Gain (loss) recognized on fair value hedges (ineffective portion)	$—	$25	$(1)	$(19)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$25,000	$250,000	FHLB advances
Cumulative fair value hedging adjustments	$14	$1,999	FHLB advances
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2021
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$1,923	$—	$1,923	$(1,674)	$—	$249
Derivative liabilities	(24,945)	—	(24,945)	1,674	23,107	(164)
	$(23,022)	$—	$(23,022)	$—	$23,107	$85

	December 31, 2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(44,490)	—	(44,490)	—	44,332	(158)
	$(44,490)	$—	$(44,490)	$—	$44,332	$(158)
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At September 30, 2021, the Company had pledged net financial collateral of $25.8 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(21,751)	$5,546	$(16,205)	$66,885	$(17,056)	$49,829
Amounts reclassified to gain on investment securities available for sale, net	(814)	208	(606)	(2,262)	577	(1,685)
Net change in unrealized gains (losses) on investment securities available for sale	(22,565)	5,754	(16,811)	64,623	(16,479)	48,144
Unrealized losses on derivative instruments:
Net unrealized holding gains arising during the period	1,695	(432)	1,263	1,680	(429)	1,251
Amounts reclassified to interest expense on borrowings	13,905	(3,546)	10,359	15,836	(4,038)	11,798
Net change in unrealized losses on derivative instruments	15,600	(3,978)	11,622	17,516	(4,467)	13,049
Other comprehensive income (loss)	$(6,965)	$1,776	$(5,189)	$82,139	$(20,946)	$61,193

	Nine Months Ended September 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding loss arising during the period	$(33,240)	$8,476	$(24,764)	$33,142	$(8,068)	$25,074
Amounts reclassified to gain on investment securities available for sale, net	(7,623)	1,944	(5,679)	(9,515)	2,426	(7,089)
Net change in unrealized gains (losses) on investment securities available for sale	(40,863)	10,420	(30,443)	23,627	(5,642)	17,985
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	22,725	(5,795)	16,930	(120,559)	29,926	(90,633)
Amounts reclassified to interest expense on borrowings	43,762	(11,159)	32,603	30,401	(7,752)	22,649
Net change in unrealized losses on derivative instruments	66,487	(16,954)	49,533	(90,158)	22,174	(67,984)
Other comprehensive income (loss)	$25,624	$(6,534)	$19,090	$(66,531)	$16,532	$(49,999)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Loss on Derivative Instruments	Total
Balance at June 30, 2021	$50,167	$(75,040)	$(24,873)
Other comprehensive income (loss)	(16,811)	11,622	(5,189)
Balance at September 30, 2021	$33,356	$(63,418)	$(30,062)

Balance at June 30, 2020	$(1,974)	$(141,045)	$(143,019)
Other comprehensive income	48,144	13,049	$61,193
Balance at September 30, 2020	$46,170	$(127,996)	$(81,826)

	Nine Months Ended September 30,
	Unrealized Gain on Investment Securities Available for Sale	Unrealized Loss on Derivative Instruments	Total
Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other comprehensive income (loss)	(30,443)	49,533	19,090
Balance at September 30, 2021	$33,356	$(63,418)	$(30,062)

Balance at December 31, 2019	$28,185	$(60,012)	$(31,827)
Other comprehensive income (loss)	17,985	(67,984)	(49,999)
Balance at September 30, 2020	$46,170	$(127,996)	$(81,826)
 Capital Actions
In October 2021, the Company's Board of Directors authorized the repurchase of up to $150 million in shares of its outstanding common stock. This authorization is in addition to $58.3 million remaining under a previously announced share repurchase program. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 8    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2020	1,161,835	$33.32
Granted	568,936	42.17
Vested	(465,776)	34.04
Canceled or forfeited	(59,859)	35.55
Unvested share awards outstanding, September 30, 2021	1,205,136	$37.11

Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24
Granted	644,300	29.73
Vested	(468,283)	39.03
Canceled or forfeited	(68,525)	34.78
Unvested share awards outstanding, September 30, 2020	1,157,947	$33.39
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
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Nine Months Ended September 30,
	2021	2020
Closing price on date of grant	$42.01 - $47.52	$13.99 - $30.90
Aggregate grant date fair value of shares vesting	$15,857	$18,279
The total unrecognized compensation cost of $31.7 million for all unvested share awards outstanding at September 30, 2021 will be recognized over a weighted average remaining period of 2.74 years.
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
September 30, 2021

probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2020	156,555	179,793
Granted	63,814	63,814
Unvested executive share-based awards outstanding, September 30, 2021	220,369	243,607

Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Unvested executive share-based awards outstanding, September 30, 2020	218,847	231,819
The total liability for the share units was $8.0 million at September 30, 2021. The total unrecognized compensation cost of $11.4 million for these share units at September 30, 2021 will be recognized over a weighted average remaining period of 2.07 years.
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
Option Awards
A summary of activity related to stock option awards for the nine months ended September 30, 2021 and 2020 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2020	1,569	$15.94
Exercised	(1,569)	15.94
Option awards outstanding and exercisable, September 30, 2021	—	$—

Option awards outstanding, December 31, 2019	737,753	$26.64
Exercised	(67,768)	24.66
Option awards outstanding, September 30, 2020	669,985	$26.84
The intrinsic value of options exercised and related tax benefits was immaterial for the nine months ended September 30, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

Note 9    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale and marketable equity securities—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise MBS, preferred stock investments for which level 1 valuations are not available, non-mortgage asset-backed securities, single family real estate-backed securities, private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.
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
Servicing rights—Commercial servicing rights are valued using a discounted cash flow methodology incorporating contractually specified servicing fees and market based assumptions about prepayments, discount rates, default rates and costs of servicing. Prepayment and default assumptions are based on historical industry data for loans with similar characteristics. Assumptions about costs of servicing are based on market convention. Discount rates are based on rates of return implied by observed trades of underlying loans in the secondary market. As all significant inputs to the valuation process are observable, these instruments are classified within level 2 of the fair value hierarchy.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2021
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$132,190	$—	$132,190
U.S. Government agency and sponsored enterprise residential MBS	—	2,109,141	2,109,141
U.S. Government agency and sponsored enterprise commercial MBS	—	896,791	896,791
Private label residential MBS and CMOs	—	2,172,078	2,172,078
Private label commercial MBS	—	2,591,320	2,591,320
Single family real estate-backed securities	—	621,301	621,301
Collateralized loan obligations	—	973,535	973,535
Non-mortgage asset-backed securities	—	278,072	278,072
State and municipal obligations	—	225,404	225,404
SBA securities	—	198,241	198,241
Marketable equity securities	121,618	—	121,618
Servicing rights	—	6,072	6,072
Derivative assets	—	69,821	69,821
Total assets at fair value	$253,808	$10,141,776	$10,395,584
Derivative liabilities	$—	$(28,295)	$(28,295)
Total liabilities at fair value	$—	$(28,295)	$(28,295)

	December 31, 2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$80,851	$—	$80,851
U.S. Government agency and sponsored enterprise residential MBS	—	2,405,570	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	—	539,354	539,354
Private label residential MBS and CMOs	—	998,603	998,603
Private label commercial MBS	—	2,526,354	2,526,354
Single family real estate-backed securities	—	650,888	650,888
Collateralized loan obligations	—	1,140,274	1,140,274
Non-mortgage asset-backed securities	—	253,261	253,261
State and municipal obligations	—	235,709	235,709
SBA securities	—	231,545	231,545
Marketable equity securities	104,274	—	104,274
Servicing rights	—	7,073	7,073
Derivative assets	—	123,830	123,830
Total assets at fair value	$185,125	$9,112,461	$9,297,586
Derivative liabilities	$—	$(44,490)	$(44,490)
Total liabilities at fair value	$—	$(44,490)	$(44,490)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value have been recorded during the nine months ended September 30, 2021 (in thousands):

	September 30, 2021	December 31, 2020
Collateral dependent loans	$47,822	$73,803
Loans held for sale	—	20,500
OREO and repossessed assets	2,151	2,786
	$49,973	$97,089
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$507,022	$507,022	$397,716	$397,716
Investment securities	1/2	$10,329,691	$10,330,494	$9,176,683	$9,177,870
Non-marketable equity securities	2	$155,584	$155,584	$195,865	$195,865
Loans held for sale	2	$—	$—	$24,676	$25,057
Loans, net	3	$22,807,969	$23,129,231	$23,608,719	$24,205,016
Derivative assets	2	$69,821	$69,821	$123,830	$123,830
Liabilities:
Demand, savings and money market deposits	2	$24,887,497	$24,887,497	$22,688,617	$22,688,617
Time deposits	2	$3,228,776	$3,229,613	$4,807,199	$4,814,862
Federal funds purchased	2	$199,000	$199,000	$180,000	$180,000
FHLB advances	2	$2,431,014	$2,431,947	$3,122,999	$3,127,190
Notes and other borrowings	2	$721,527	$833,108	$722,495	$849,120
Derivative liabilities	2	$28,295	$28,295	$44,490	$44,490

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

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
Total lending related commitments outstanding at September 30, 2021 were as follows (in thousands):

Commitments to fund loans	$401,167
Unfunded commitments under lines of credit	3,925,811
Commercial and standby letters of credit	99,210
$4,426,188
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
September 30, 2021

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2021 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2020 Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
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
Quarterly highlights include:
•Net income for the three months ended September 30, 2021 was $86.9 million, or $0.94 per diluted share, compared to $66.6 million, or $0.70 per diluted share, for the three months ended September 30, 2020 and net income of $104.0 million or $1.11 per diluted share for the immediately preceding quarter ended June 30, 2021. Net income for the nine months ended September 30, 2021 was $289.7 million, or $3.12 per diluted share, compared to $112.1 million, or $1.17 per diluted share, for the nine months ended September 30, 2020. On an annualized basis, earnings for the nine months ended September 30, 2021 generated a return on average stockholders' equity of 12.4% and a return on average assets of 1.09%.
•Net interest income decreased by $3.2 million compared to the immediately preceding three months ended June 30, 2021 and increased by $7.6 million compared to the three months ended September 30, 2020. The net interest margin, calculated on a tax-equivalent basis, was 2.33% for the three months ended September 30, 2021 compared to 2.37% for the immediately preceding three months ended June 30, 2021 and 2.32% for the three months ended September 30, 2020. The net interest margin for the quarter ended September 30, 2021 was impacted by pressure on earning asset yields, in part resulting from lower than expected commercial loan growth, and lower recognition of PPP fees.
•The average cost of total deposits continued to decline, dropping by 0.05% to 0.20% for the three months ended September 30, 2021 from 0.25% for the immediately preceding three months ended June 30, 2021, and 0.57% for the three months ended September 30, 2020. On a spot basis, the APY on total deposits declined to 0.19% at September 30, 2021 from 0.22% at June 30, 2021 and 0.36% at December 31, 2020.
•Non-interest bearing demand deposits grew by $324 million during the three months ended September 30, 2021 while average non-interest bearing demand deposits grew by $749 million compared to the immediately preceding quarter.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2021

and by $2.7 billion compared to the third quarter of the prior year. At September 30, 2021, non-interest bearing demand deposits represented 33% of total deposits, compared to 25% of total deposits at December 31, 2020.
•Total deposits declined by $493 million during the three months ended September 30, 2021, as the Company continues to execute on a strategy focused on improving the quality of the deposit base rather than on growth in total deposits. Money market and savings deposits declined by $1.1 billion in the third quarter. The majority of this decline was attributable to reductions in accounts that management believes will be more price sensitive in a rising rate environment.
•For the three months ended September 30, 2021, the Company recorded a recovery of credit losses of $(11.8) million compared to a recovery of $(27.5) million for the immediately preceding three months ended June 30, 2021 and a provision for credit losses of $29.2 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the provision for (recovery of) credit losses was $(67.4) million and $180.1 million, respectively. Year over year volatility in the provision related to the expected economic impact of the onset of the COVID-19 pandemic in 2020 and subsequent recovery in 2021.
•As expected, as the economy emerges from the COVID-19 crisis and our borrowers' operating results improve, criticized and classified loans continued to decline. During the three months ended September 30, 2021, total criticized and classified loans declined by $240 million. The ratio of non-performing loans to total loans declined to 1.21% at September 30, 2021 from 1.28% at June 30, 2021.
•Loans currently under short-term deferral totaled $17 million and loans modified under the CARES Act totaled $267 million for a total of $285 million at September 30, 2021, down from a total of $497 million at June 30, 2021.
•Book value per common share and tangible book value per common share continued to accrete, increasing to $34.39 and $33.53, respectively, at September 30, 2021 from $33.91 and $33.08, respectively, at June 30, 2021 and $32.05 and $31.22, respectively at December 31, 2020.
•During the three months ended September 30, 2021, the Company repurchased approximately 3.2 million shares of its common stock for an aggregate purchase price of $129.4 million, at a weighted average price of $40.62 per share.
•On October 20, 2021, the Company's Board of Directors authorized the repurchase of up to $150 million in shares of its outstanding common stock. This authorization is in addition to $58.3 million in remaining authorization as of September 30, 2021, under a previously announced share repurchase program. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.
•In October, 2021, the Bank reached a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and recorded a tax benefit of $43.9 million, net of federal impact. Unrelated to the Florida settlement, the Bank expects to record an additional approximately $25 million tax benefit in the fourth quarter of 2021 related to a reduction in the liability for unrecognized tax benefits arising from expiration of statutes of limitation in the Federal and certain state jurisdictions.
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities implemented a number of measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities. While most of these restrictions have been lifted or moderated and we believe economic indicators currently point to a strong recovery, the pandemic and these precautionary measures negatively impacted the global and domestic economies, including in the Company's primary market areas. Certain sectors to which the Company has credit exposure, such as travel and hospitality and retail were particularly impacted. The response of the U.S. Government to the economic impact of the crisis was swift and broad-based. The government took a series of actions to support individuals, households and businesses that were negatively impacted by the economic disruption caused by the pandemic including enactment and subsequent extension of the CARES Act. The Federal Reserve also enacted a suite of facilities using its emergency lending powers designed to support liquidity and the flow of credit. Banking regulators reduced reserve requirements and enacted rules designed to support financial institutions in their efforts to work with customers during this time. Development and deployment of vaccines and improvements in treatments for the virus are positive signs and the economy continues to recover, however, some uncertainty remains about the future trajectory of that recovery and the virus and by extension, the ultimate impact on our financial condition and results of operations.
A summary of the effects the COVID-19 pandemic has had on our Company is discussed in the "Impact of the COVID-19 Pandemic and Our Response" section in the MD&A of the Company's 2020 Annual report on Form 10-K. A discussion of how our Company continues to be and may be impacted in the future follows. These matters are discussed in further detail, as applicable, throughout this Form 10-Q.
Our results of operations and financial condition were impacted by the COVID-19 pandemic.
•The COVID-19 pandemic and its effect on the economy and our borrowers has impacted the provision for credit losses and the ACL. The provision for credit losses has been more volatile since the onset of the pandemic; deterioration in economic conditions led to a higher provision for credit losses during the year ended December 31, 2020, while improvement in economic conditions and our reasonable and supportable economic forecast contributed to a recovery of provision for credit losses of $(11.8) million and $(67.4) million for the quarter and nine months ended September 30, 2021. While key economic indicators and our economic forecast have improved significantly, there continues to be uncertainty as to the ultimate impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL. The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in the economic outlook and by the evolving impact of the pandemic and related events on individual borrowers in the portfolio.
•Levels of criticized and classified assets and non-performing assets increased in 2020, largely as a result of the COVID-19 pandemic and its impact or potential impact on our borrowers and certain portfolio sub-segments. Additionally, a significant number of borrowers requested and were granted relief in the form of temporary payment deferrals or modifications. Although levels of criticized and classified loans remain elevated compared to historical levels, as COVID-19 related restrictions on economic activity were lifted and the economic recovery gained momentum, criticized and classified loans declined by a total of $856 million and loans on short-term deferral or subject to modification under the CARES Act declined by $509 million over the nine months ended September 30, 2021. See the section entitled "Asset Quality" for further discussion. If the economic recovery continues on the path of our current reasonable and supportable forecast, we would expect to see the positive impact of that recovery on the operations of borrowers, and would expect the level of criticized and classified loans to decline further over the next few quarters. However, since uncertainty remains about the trajectory of the virus and the economic recovery and the specific impact on our borrowers, there is a possibility that the level of criticized and classified assets may not decline. Similarly, non-performing assets, charge-offs and delinquencies could increase from current levels, particularly as loans currently subject to temporary payment deferrals and modifications reach the end of those deferral or modification periods.
•The level of commercial loan origination activity, outside of our participation in the PPP, and line utilization have generally remained below pre-pandemic levels. While we currently expect loan production to increase in the fourth quarter of 2021, our ability to increase production will depend at least to some extent on the future trajectory of the pandemic and on the pace and timing of economic recovery.
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
The pandemic impacted our operations. Currently, the substantial majority of our non-branch employees continue to work primarily remotely, although we expect most of these employees to return to the office under a hybrid arrangement in the near term. Our branches, for the most part, have resumed normal activity. We did not experience any significant operational difficulties, technology failures or outages, or customer service disruptions as a result of the transition to a remote or hybrid work environment. We continue to focus on ensuring that our technology systems and internal controls operate effectively in a remote or hybrid work environment. We have put mechanisms in place to allow us to evaluate all significant modifications to processes and procedures to insure continued effectiveness of our control environment. We have not identified any instances in which our control environment has failed to operate effectively.

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
We remain confident in our long-term underlying strength and stability, and our ability to navigate these evolving conditions.
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

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended September 30,
	2021			2021			2020
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$22,879,654	$197,995	3.45%	$22,996,564	$205,940	3.59%	$23,447,514	$212,388	3.61%
Investment securities (3)	10,452,255	38,939	1.49%	9,839,422	38,338	1.56%	9,065,478	45,351	2.00%
Other interest earning assets	750,700	1,413	0.75%	1,380,317	1,607	0.47%	552,515	1,322	0.95%
Total interest earning assets	34,082,609	238,347	2.79%	34,216,303	245,885	2.88%	33,065,507	259,061	3.13%
Allowance for credit losses	(171,381)			(215,151)			(272,464)
Non-interest earning assets	1,856,608			1,732,676			1,897,723
Total assets	$35,767,836			$35,733,828			$34,690,766
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,038,038	$1,701	0.22%	$3,069,945	$2,594	0.34%	$2,800,421	$4,127	0.59%
Savings and money market deposits	13,554,572	10,029	0.29%	13,541,237	11,307	0.33%	10,664,462	15,853	0.59%
Time deposits	2,866,746	2,543	0.35%	3,380,582	3,415	0.41%	6,519,852	17,701	1.08%
Total interest bearing deposits	19,459,356	14,273	0.29%	19,991,764	17,316	0.35%	19,984,735	37,681	0.75%
Federal funds purchased	70,054	15	0.08%	—	—	—%	53,587	14	0.10%
FHLB and PPPLF borrowings	2,647,314	15,678	2.35%	2,873,922	16,922	2.36%	4,117,181	20,146	1.95%
Notes and other borrowings	721,638	9,257	5.13%	721,753	9,252	5.13%	722,271	9,252	5.12%
Total interest bearing liabilities	22,898,362	39,223	0.68%	23,587,439	43,490	0.74%	24,877,774	67,093	1.07%
Non-interest bearing demand deposits	8,912,960			8,163,879			6,186,718
Other non-interest bearing liabilities	752,774			851,044			803,498
Total liabilities	32,564,096			32,602,362			31,867,990
Stockholders' equity	3,203,740			3,131,466			2,822,776
Total liabilities and stockholders' equity	$35,767,836			$35,733,828			$34,690,766
Net interest income		$199,124			$202,395			$191,968
Interest rate spread			2.11%			2.14%			2.06%
Net interest margin			2.33%			2.37%			2.32%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.3 million, $3.4 million and $3.7 million for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020.
(2)Annualized.
(3)     At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,139,389	$612,756	3.54%	$23,278,042	$668,187	3.83%
Investment securities (3)	9,792,350	116,464	1.59%	8,501,513	153,987	2.42%
Other interest earning assets	1,063,476	4,613	0.58%	654,623	7,950	1.62%
Total interest earning assets	33,995,215	733,833	2.88%	32,434,178	830,124	3.42%
Allowance for credit losses	(213,352)			(222,085)
Non-interest earning assets	1,771,639			1,874,709
Total assets	$35,553,502			$34,086,802
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,017,301	$7,069	0.31%	$2,475,388	$15,808	0.85%
Savings and money market deposits	13,299,066	33,463	0.34%	10,509,559	71,056	0.9%
Time deposits	3,520,674	13,433	0.51%	7,040,101	83,826	1.59%
Total interest bearing deposits	19,837,041	53,965	0.36%	20,025,048	170,690	1.14%
Federal funds purchased	26,245	17	0.09%	89,033	412	0.62%
FHLB and PPPLF borrowings	2,863,093	50,158	2.34%	4,496,407	66,284	1.97%
Notes and other borrowings	721,897	27,762	5.13%	548,851	20,711	5.03%
Total interest bearing liabilities	23,448,276	131,902	0.75%	25,159,339	258,097	1.37%
Non-interest bearing demand deposits	8,194,570			5,292,702
Other non-interest bearing liabilities	783,618			791,057
Total liabilities	32,426,464			31,243,098
Stockholders' equity	3,127,038			2,843,704
Total liabilities and stockholders' equity	$35,553,502			$34,086,802
Net interest income		$601,931			$572,027
Interest rate spread			2.13%			2.05%
Net interest margin			2.36%			2.35%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $10.2 million and $11.2 million for the nine months ended September 30, 2021 and 2020, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $2.0 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Annualized.
(3)     At fair value except for securities held to maturity.
The amount of tax-equivalent net interest income increased for the three and nine month periods ended September 30, 2021 compared to the three and nine month periods ended September 30, 2020. Declines in interest expense outpaced declines in interest income, at least in part reflective of efforts to enhance the quality of the deposit mix and reduce the cost of deposits. Average interest earning assets increased over these comparative periods, while average interest bearing liabilities declined.
Both average yields on interest earning assets and average rates paid on interest bearing liabilities have been declining over the periods presented, reflecting the macro interest rate environment and ongoing initiatives to reduce deposit costs and improve the mix of deposits.
Three months ended September 30, 2021 compared to the immediately preceding three months ended June 30, 2021
Net interest income, calculated on a tax-equivalent basis, was $199.1 million for the three months ended September 30, 2021 compared to $202.4 million for the three months ended June 30, 2021, a decrease of $3.3 million. Tax-equivalent interest income and interest expense decreased by $7.5 million and $4.3 million, respectively. The decrease in interest income resulted from turnover of the loan and investment portfolios at lower prevailing rates, as well as a decline in average loans. The decline in interest expense reflected the impact of our strategy focused on lowering the cost of deposits and improving the deposit mix, runoff and repricing of deposits generated in a higher rate environment, and declines in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.33% for the three months ended September 30, 2021, compared to 2.37% for the three months ended June 30, 2021. The net interest margin was impacted by pressure on earning asset yields, in part resulting from lower than expected commercial loan growth for the quarter, leading to continued deployment of liquidity into securities. Lower recognition of PPP fees also had an impact.

Offsetting factors impacting the net interest margin for the three months ended September 30, 2021 compared to the immediately preceding three months ended June 30, 2021 included:
•The average rate paid on interest bearing deposits decreased to 0.29% for the three months ended September 30, 2021, from 0.35% for the three months ended June 30, 2021. This decline reflected continued initiatives taken to lower rates paid on deposits, including the re-pricing of term deposits.
•The tax-equivalent yield on investment securities decreased to 1.49% for the three months ended September 30, 2021 from 1.56% for the three months ended June 30, 2021. This decrease resulted from the impact of purchases of lower-yielding securities coupled with amortization, maturities and prepayment of securities purchased in a higher rate environment. Accounting adjustments related to faster prepayment speeds of securities purchased at a premium negatively impacted the yield on investment securities for the three months ended September 30, 2021 by approximately 0.06%.
•The tax-equivalent yield on loans decreased to 3.45% for the three months ended September 30, 2021, from 3.59% for the three months ended June 30, 2021. Accelerated amortization of origination fees on PPP loans that were partially or fully forgiven during the quarter impacted the yield on loans by approximately 0.03% for the three months ended September 30, 2021, compared to 0.11% for the three months ended June 30, 2021. Factoring out the impact of accelerated amortization of PPP origination fees, the yield on loans for the three months ended September 30, 2021 decreased by 0.06% compared to the immediately preceding three months. This decrease is mainly the result of growth in the residential portfolio at average yields lower than our commercial loan segments.
•Average interest bearing liabilities declined by $689 million quarter-over-quarter and average non-interest bearing demand deposits increased by $749 million, positively impacting the net interest margin.
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net interest income, calculated on a tax-equivalent basis, was $199.1 million for the three months ended September 30, 2021, compared to $192.0 million for the three months ended September 30, 2020, an increase of $7.2 million. Net interest income, calculated on a tax-equivalent basis, was $601.9 million for the nine months ended September 30, 2021, compared to $572.0 million for the nine months ended September 30, 2020, an increase $29.9 million. The changes in net interest income were comprised of decreases in tax-equivalent interest income and interest expense of $20.7 million and $27.9 million, respectively, for the three months ended September 30, 2021 and of $96.3 million and $126.2 million, respectively for the nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020.
Decreases in tax-equivalent interest income for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 resulted from the impact on asset portfolio yields of declines in market interest rates in early 2020, leading to runoff of assets originated in a higher rate environment and origination of assets at lower prevailing rates. These declines in yields were partially offset by increases in the average balance of interest earning assets, primarily investment securities. Declines in interest expense reflected the impact of decreases in market interest rates, our strategy focused on lowering the cost of deposits and improving the deposit mix and declines in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.33% for the three months ended September 30, 2021, compared to 2.32% for the three months ended September 30, 2020. The net interest margin, calculated on a tax-equivalent basis, was 2.36% for the nine months ended September 30, 2021, compared to 2.35% for the nine months ended September 30, 2020. The reduction in cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets for both the three and nine months ended September 30, 2021 compared to the comparable periods in 2020.
Offsetting factors impacting the net interest margin for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 included:
•The tax-equivalent yield on loans decreased to 3.45% and 3.54% for the three and nine months ended September 30, 2021, from 3.61% and 3.83% for the three and nine months ended September 30, 2020. Factors contributing to the declines in the tax-equivalent yield on loans for the three and nine months ended September 30, 2021 compared to the comparable periods in 2020 were largely consistent with those discussed above. In addition, accelerated amortization of origination fees on PPP loans that were partially or fully forgiven positively impacted the yield on loans by approximately 0.03% and 0.07% for the three and nine months ended September 30, 2021, respectively.
•The tax-equivalent yield on investment securities declined to 1.49% and 1.59%, for the three and nine months ended September 30, 2021 from 2.00% and 2.42% for the three and nine months ended September 30, 2020, respectively. Factors contributing to the declines in the tax-equivalent yield on investments for the three and nine months ended

September 30, 2021 compared to the comparable periods in 2020 were largely consistent with those discussed above. In addition, accounting adjustments related to faster prepayment speeds of securities purchased at a premium negatively impacted the yield on investment securities by approximately 0.08% and 0.03% for the three and nine months ended September 30, 2021.
•The average rate paid on interest bearing deposits decreased to 0.29% and 0.36% for the three and nine months ended September 30, 2021, respectively, from 0.75% and 1.14% for the three and nine months ended September 30, 2020. This decrease reflected declines in prevailing interest rates and continued execution of initiatives taken to lower rates paid on deposits, including the re-pricing of term deposits.
•Average interest bearing liabilities declined by $2.0 billion and $1.7 billion, respectively for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. Average non-interest bearing demand deposits increased by $2.7 billion and $2.9 billion for those same comparative periods. These changes positively impacted the net interest margin.
Provision for Credit Losses
The provision for credit losses is a charge or credit to earnings required to maintain the ACL at a level consistent with management’s estimate of expected credit losses on financial assets carried at amortized cost at the balance sheet date. The amount of the provision is impacted by changes in current economic conditions as well as in management's reasonable and supportable economic forecast, loan originations and runoff, changes in portfolio mix, risk rating migration and portfolio seasoning, changes in specific reserves, changes in expected prepayment speeds and other assumptions. The provision for credit losses also includes amounts related to off-balance sheet credit exposures and may include amounts related to accrued interest receivable and AFS debt securities.
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Amount related to funded portion of loans	$(11,554)	$(65,523)
Amount related to off-balance sheet credit exposures	280	(640)
Amount related to accrued interest receivable	(568)	(838)
Amount related to AFS debt securities	—	(364)
Total recovery of credit losses	$(11,842)	$(67,365)
The most impactful factor driving the recovery of credit losses for the nine months ended September 30, 2021 was improvements in current and forecasted economic conditions. The most significant factors contributing to the recovery of the provision for credit losses for the three months ended September 30, 2021 included declines in commercial loan balances and the accompanying shift in portfolio composition to residential loans which generally carry lower reserves, reductions in certain qualitative factors and an improving economic forecast. Improved borrower financial performance as reflected in the reduction in criticized and classified assets also contributed to the reduction in the ACL.
For the three and nine months ended September 30, 2020, the Company recorded a provision for credit losses of $29.2 million and $180.1 million, respectively. The provision for credit losses for the three and nine months ended September 30, 2020 was impacted by deteriorating current and forecasted economic conditions related to the onset of the COVID-19 pandemic.
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

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deposit service charges and fees	$5,553	$4,040	$15,870	$11,927
Gain on sale of loans, net	1,403	2,953	5,391	10,745
Gain on investment securities:
Net realized gain on sale of securities AFS	815	2,263	7,623	9,516
Net unrealized gain (loss) on marketable equity securities	(1,479)	4,918	(1,767)	1,048
Gain (loss) on investment securities, net	(664)	7,181	5,856	10,564
Lease financing	13,212	13,934	39,222	45,565
Other non-interest income	5,974	8,184	22,192	19,140
	$25,478	$36,292	$88,531	$97,941
The increase in deposit service charges for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 resulted primarily from higher treasury management fee income, related to our BankUnited 2.0 initiatives.
The decline in gain on sale of loans, net for the three and nine months ended September 30, 2021 compared to the comparable periods of the prior year related primarily to lower levels of re-pooling activity of GNMA early buyout loans.
The decrease in income from lease financing for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 related to an increase in equipment temporarily off-lease and re-leasing of assets at lower rates.
The most significant factor leading to the increase in other non-interest income for the nine months ended September 30, 2021 compared to 2020 was increased revenue from our customer derivative program.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee compensation and benefits	$57,224	$48,448	$172,971	$156,212
Occupancy and equipment	11,760	12,170	35,127	36,440
Deposit insurance expense	3,552	5,886	15,224	15,095
Professional fees	2,312	2,436	6,363	8,771
Technology and telecommunications	16,687	15,435	49,279	42,056
Depreciation of operating lease equipment	12,944	12,315	37,995	37,137
Other non-interest expense	13,563	11,937	42,756	38,154
Total non-interest expense	$118,042	$108,627	$359,715	$333,865
Employee compensation and benefits
Employee compensation and benefits increased by $8.8 million and $16.8 million for the three and nine months ended September 30, 2021, respectively compared to the comparable periods of 2020, primarily due to higher variable compensation accruals for 2021 as well as the impact of a higher stock price on expense related to liability classified share awards.
Technology and telecommunications
The increases in technology and telecommunications expense are reflective of investments in digital, payments and data analytics capabilities.

Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased by $1.6 billion to $34.0 billion for the nine months ended September 30, 2021 from $32.4 billion for the nine months ended September 30, 2020 while average interest bearing liabilities declined by $1.7 billion for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Average non-interest bearing deposits increased by $2.9 billion to $8.2 billion for the nine months ended September 30, 2021.
Investment securities grew by $1.2 billion at September 30, 2021 compared to December 31, 2020 while total loans declined by $1.1 billion over the same period, reflective of increased liquidity during a period of reduced loan demand. Total deposits increased by $620 million offset by a decrease of $674 million in borrowings. This increase in total deposits from December 31, 2020 to September 30, 2021 was comprised of an increase in non-interest bearing demand deposits of $2.1 billion, a decline in time deposits of $1.6 billion and an increase in other interest bearing deposits of $49 million. This shift in deposit mix is consistent with management's key strategic objective of growing non-interest bearing deposits and improving the overall quality of the deposit base.
Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated:

	September 30, 2021		December 31, 2020
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$134,367	$132,190	$79,919	$80,851
U.S. Government agency and sponsored enterprise residential MBS	2,096,869	2,109,141	2,389,450	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	899,014	896,791	531,724	539,354
Private label residential MBS and CMOs	2,169,425	2,172,078	982,890	998,603
Private label commercial MBS(1)	2,582,704	2,591,320	2,514,271	2,526,354
Single family real estate-backed securities	613,796	621,301	636,069	650,888
Collateralized loan obligations	975,308	973,535	1,148,724	1,140,274
Non-mortgage asset-backed securities	274,709	278,072	246,597	253,261
State and municipal obligations	207,918	225,404	213,743	235,709
SBA securities	199,192	198,241	233,387	231,545
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$10,163,302	10,208,073	$8,986,774	9,072,409
Marketable equity securities		121,618		104,274
		$10,329,691		$9,176,683

(1)Amortized cost is net of ACL totaling $0.4 million at December 31, 2020.
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2021 was 4.1 years and the effective duration of the portfolio as of September 30, 2021 was 1.5 years.

The investment securities available for sale portfolio was in a net unrealized gain position of $44.8 million at September 30, 2021. Net unrealized gains at September 30, 2021 included $76.7 million of gross unrealized gains and $31.9 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at September 30, 2021 had an aggregate fair value of $3.6 billion. The ratings distribution of our AFS securities portfolio at September 30, 2021 is depicted in the chart below:
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
We do not intend to sell securities in significant unrealized loss positions at September 30, 2021. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.

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
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2021. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired private label securities. This analysis was based on a scenario that we believe to be more severe than our reasonable and supportable economic forecast at September 30, 2021, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, other collateral quality measures, loss severity, recovery lag and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, none of the private label AFS securities in unrealized loss positions were projected to sustain credit losses at September 30, 2021.
At September 30, 2021, the private label portfolio segments with the largest unrealized losses were the CMBS and the RMBS and CMO segments. The following table presents the distribution of third-party ratings and subordination levels compared to average internal stress scenario losses for select portfolio segments at September 30, 2021:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	92.7%	30.0%	53.2%	37.2%	6.5%
	AA	4.4%	37.3%	37.3%	37.3%	5.5%
	A	2.9%	24.5%	24.5%	24.5%	7.2%
Weighted average		100.0%	30.2%	51.7%	36.8%	6.5%

CLOs	AAA	84.5%	43.1%	47.7%	44.9%	8.6%
	AA	11.3%	33.2%	39.9%	35.0%	8.4%
	A	4.2%	24.7%	24.7%	24.7%	9.7%
Weighted average		100.0%	41.2%	45.9%	43.0%	8.6%
Our September 30, 2021 analysis projected weighted average collateral losses for impaired securities in the private label residential MBS and CMO category of 2% compared to weighted average credit support of 15%. For impaired single family real estate-backed securities, our analysis projected weighted average collateral losses of 10% compared to weighted average credit support of 50%. As of September 30, 2021, all of the impaired securities in these categories were externally rated AAA.
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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. While at the onset of the COVID-19 pandemic, we observed increased volatility and dislocation in the market for certain securities, we believe the fiscal and monetary response to the crisis was effective in supporting liquidity and stabilizing markets. These circumstances did not lead to a change in the categorization of any fair value estimates within the fair value hierarchy.
For additional discussion of the fair values of investment securities, see Note 9 to the consolidated financial statements.
The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of September 30, 2021. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.82%	—%	—%	—%	0.82%
U.S. Government agency and sponsored enterprise residential MBS	0.78%	0.78%	0.69%	0.64%	0.74%
U.S. Government agency and sponsored enterprise commercial MBS	1.10%	1.73%	0.97%	1.31%	1.12%
Private label residential MBS and CMOs	1.30%	1.26%	1.61%	2.19%	1.29%
Private label commercial MBS	2.35%	1.75%	2.14%	2.34%	1.86%
Single family real estate-backed securities	2.43%	2.05%	2.34%	—%	2.10%
Collateralized loan obligations	1.43%	1.82%	1.91%	—%	1.80%
Non-mortgage asset-backed securities	2.32%	1.97%	1.21%	—%	1.90%
State and municipal obligations	2.91%	3.87%	4.51%	3.99%	3.99%
SBA securities	1.32%	1.27%	1.18%	1.05%	1.25%
	1.39%	1.56%	1.28%	1.24%	1.47%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$7,827,224	34.3%	$6,348,222	26.6%
Multi-family	1,181,935	5.2%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,537,078	19.9%	4,963,273	20.8%
Construction and land	163,988	0.7%	293,307	1.2%
Owner occupied commercial real estate	2,012,376	8.8%	2,000,770	8.4%
Commercial and industrial	4,166,914	18.3%	4,447,383	18.6%
PPP	332,548	1.5%	781,811	3.3%
Pinnacle	932,865	4.1%	1,107,386	4.6%
Bridge - franchise finance	396,589	1.7%	549,733	2.3%
Bridge - equipment finance	379,446	1.7%	475,548	2.0%
Mortgage warehouse lending	877,006	3.8%	1,259,408	5.3%
Total loans	22,807,969	100.0%	23,866,042	100.0%
Allowance for credit losses	(159,615)		(257,323)
Loans, net	$22,648,354		$23,608,719
For the nine months ended September 30, 2021, total loans declined by $1.1 billion. Excluding the PPP, loans declined by $609 million for the nine months.

Growth in residential and other consumer loans for the nine months ended September 30, 2021 totaled $1.5 billion, including $493 million in GNMA early buyout loans. In the aggregate, excluding PPP, commercial loans declined by $2.1 billion for the nine months ended September 30, 2021 as runoff continued to exceed new production. Line utilization remained below historical levels and accelerated prepayment activity continued. MWL line utilization declined to 51% at September 30, 2021 compared to 62% at December 31, 2020, we believe related to some normalization in this segment after a period of high refinance activity.
PPP loans declined by $449 million during the nine months ended September 30, 2021. Loans under the First Draw Program declined by $733 million, resulting primarily from full or partial forgiveness. PPP loans under the Second Draw Program totaling $283 million were originated during the nine months ended September 30, 2021.
For the three months ended September 30, 2021 total loans excluding PPP loans grew by $82 million. Residential and other consumer loans grew by $751 million and commercial and industrial loans, including owner-occupied commercial real estate, grew by $13 million. The remaining commercial portfolio segments showed net declines for the quarter.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
1-4 single family residential	$5,907,393	$4,922,836
Government insured residential	1,913,497	1,419,074
Other consumer loans	6,334	6,312
	$7,827,224	$6,348,222
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2021, $609 million or 10% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.9 billion at September 30, 2021. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$1,950,883	33.0%	$1,541,779	31.3%
New York	1,237,243	20.9%	1,084,143	22.0%
Florida	489,961	8.3%	518,877	10.5%
Virginia	249,842	4.2%	196,641	4.0%
New Jersey	243,487	4.1%	160,276	3.3%
Others	1,735,977	29.5%	1,421,120	28.9%
	$5,907,393	100.0%	$4,922,836	100.0%
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

The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at September 30, 2021 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,860,389	32%	61%	25%	14%	2.55	63.2%
Multifamily	1,243,666	21%	40%	55%	5%	1.75	60.8%
Retail	1,175,255	20%	53%	38%	9%	1.52	70.2%
Warehouse/Industrial	900,627	15%	62%	21%	17%	2.49	58.0%
Hotel	571,942	10%	75%	16%	9%	1.39	53.6%
Other	131,122	2%	55%	29%	16%	2.09	56.0%
	$5,883,001	100%	56%	34%	10%	2.04	62.2%
DSCRs and LTVs in the table above are based on the most recent information available, which in some cases may not be fully reflective of the ultimate impact of the COVID-19 pandemic on borrowers' financial condition or property values. Geographic distribution in the table above is based on location of the underlying collateral property.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented 0.7% of the total loan portfolio at September 30, 2021.
Included in the table above are approximately $132 million of mixed-use properties in New York, consisting of $62 million categorized as multi-family, $51 million categorized as retail and $19 million categorized as office. The New York multi-family portfolio included $511 million of loans collateralized by properties with some or all of the units subject to rent regulation at September 30, 2021, substantially all of which were stabilized properties.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at September 30, 2021 (in thousands):

DSCR
Less than 1.00	$123,747
1.00 - 1.24	185,858
1.25 - 1.50	141,320
1.51 or greater	35,371
$486,296

LTV
Less than 50%	$95,644
50% - 65%	119,489
66% - 75%	179,240
More than 75%	91,923
$486,296

The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the rent regulation reforms, or of the COVID-19 pandemic. Loans with DSCR less than 1.00 may be those with temporary rent deferments, unit vacancies or increases in expenses exceeding rental receipts, such as real estate taxes. Certain types of ancillary income are excluded from the DSCR calculations.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.7 billion at September 30, 2021, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the commercial and industrial portfolio by industry, including $2.0 billion of owner-occupied commercial real estate loans, at September 30, 2021 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$947,830	15.2%
Educational Services	715,194	11.6%
Wholesale Trade	637,871	10.3%
Transportation and Warehousing	462,226	7.5%
Health Care and Social Assistance	429,675	7.0%
Information	401,502	6.5%
Manufacturing	373,879	6.1%
Retail Trade	296,034	4.8%
Real Estate and Rental and Leasing	287,447	4.6%
Other Services (except Public Administration)	235,802	3.8%
Construction	218,208	3.5%
Utilities	204,902	3.3%
Public Administration	204,230	3.3%
Professional, Scientific, and Technical Services	203,348	3.3%
Accommodation and Food Services	194,968	3.2%
Administrative and Support and Waste Management	158,362	2.6%
Arts, Entertainment, and Recreation	153,893	2.5%
Other	53,919	0.9%
	$6,179,290	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 59% and 35% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.
The following table presents the franchise portfolio by concept at September 30, 2021:

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$54,708	13.7%
Dunkin Donuts	18,862	4.8%
Jimmy John's	14,095	3.6%
Ram Restaurant and Brewery	13,374	3.4%
Auntie Anne's	12,927	3.3%
Other	120,329	30.2%
	$234,295	59.0%
Non-restaurant concepts:
Planet Fitness	$87,155	22.0%
Orange Theory Fitness	52,314	13.2%
Other	22,825	5.8%
	162,294	41.0%
	$396,589	100.0%

The Company has originated PPP loans under both the First and Second Draw Programs. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. PPP loans have terms of 2 and 5 years under the First and Second Draw Programs, respectively, and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. The following table summarizes PPP loan balances at September 30, 2021, and the amount of interest income related to accelerated amortization of origination fees on loans that were partially or fully forgiven, under each program during the three and nine months ended September 30, 2021 (in thousands):

	September 30, 2021			Fees Recognized On Forgiveness
	UPB	Deferred Origination Fees	Amortized Cost	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
First Draw Program	$49,200	$(145)	$49,055	$823	$7,905
Second Draw Program	291,473	(7,980)	283,493	—	—
	$340,673	$(8,125)	$332,548	$823	$7,905
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 56% and 34% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 39% and 21% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.
The following table presents the five states with the largest concentration of commercial loans and leases originated through Bridge, Pinnacle and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	September 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$440,867	17.0%	$609,419	18.0%
Florida	253,672	9.8%	330,587	9.7%
NY Tri State Area	248,884	9.6%	545,458	16.1%
North Carolina	176,049	6.8%	137,233	4.0%
Ohio	163,565	6.3%	194,558	5.7%
All Others	1,302,869	50.5%	1,574,820	46.5%
	$2,585,906	100.0%	$3,392,075	100.0%
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $660 million at September 30, 2021, including off-lease equipment, net of accumulated depreciation of $124 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. Our operating lease customers are North American commercial end users. We have a total of 5,067 railcars with a carrying value of $376 million at September 30, 2021, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas. The largest concentrations of rail cars were 2,400 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.

The chart below presents operating lease equipment by type at the dates indicated:
At September 30, 2021, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2021	$16,625
2022	39,521
2023	79,731
2024	36,840
2025	97,933
Thereafter through 2034	265,748
$536,398
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. In response to the COVID-19 pandemic, we further enhanced our workout and recovery staffing and processes. Loan performance is monitored by our credit administration, portfolio management and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. The credit quality and risk rating of commercial loans as well as our underwriting and portfolio management practices are regularly reviewed by our internal credit review department.
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The Company utilizes a 16-grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful. Since the onset of the COVID-19 pandemic, risk ratings have been re-evaluated for a substantial portion of the commercial portfolio, in some cases more than once, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the pandemic. We continue to closely monitor the risk rating of commercial loans in light of the evolving COVID-19 situation.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	September 30, 2021		June 30, 2021		December 31, 2020
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$13,151,069	87.8%	$13,739,092	86.8%	$14,832,025	84.6%
Special mention	153,373	1.0%	138,064	0.9%	711,516	4.1%
Substandard accruing	1,432,801	9.6%	1,684,666	10.7%	1,758,654	10.0%
Substandard non-accruing	227,055	1.5%	229,646	1.5%	203,758	1.2%
Doubtful	16,447	0.1%	17,332	0.1%	11,867	0.1%
	$14,980,745	100.0%	$15,808,800	100.0%	$17,517,820	100.0%
Our internal risk ratings at September 30, 2021 continued to be influenced by the impact of the COVID-19 pandemic and the measures and restrictions employed to contain the spread of the virus on the economy, our borrowers and the sectors in which they operate. Management has taken what we believe to be a proactive and objective approach to risk rating the commercial loan portfolio since the onset of the pandemic. Levels of criticized and classified loans, particularly in the special mention and substandard accruing categories, increased over the course of 2020 as a direct result of the impact of the COVID-19 pandemic. As expected given the trajectory of the economic recovery, levels of criticized and classified loans have declined over the first nine months of 2021. During the nine months ended September 30, 2021, total criticized and classified loans declined by $856 million. During the quarter ended September 30, 2021 criticized and classified loans declined by $240 million. If the economic recovery and its impact on individual borrowers evolve in line with our current expectations and economic forecast, we would expect to see the level of criticized and classified loans continue to decline over the remainder of 2021 and into 2022. However, uncertainty remains around the future trajectory of the COVID-19 virus and the economic recovery. In light of that uncertainty, it is possible that criticized and classified loan levels may not decline or that they may increase.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	September 30, 2021		June 30, 2021		December 31, 2020
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$765	0.1%	$579	0.1%	$68,413	11.0%
Retail	19,204	1.6%	21,763	1.8%	86,935	6.4%
Multi-family	—	—%	6,085	0.4%	36,335	2.2%
Office	27,129	1.5%	27,246	1.4%	37,943	1.8%
Industrial	—	—%	—	—%	9,440	1.1%
Other	248	0.4%	3,503	6.5%	38,010	45.4%
	47,346		59,176		277,076
Owner occupied commercial real estate	17,262	0.9%	41,923	2.1%	156,837	7.8%
Commercial and industrial	88,765	2.1%	33,364	0.8%	169,605	3.8%
Bridge - franchise finance	—	—%	1,857	0.4%	71,593	13.0%
Bridge - equipment finance	—	—%	1,744	0.4%	36,405	7.7%
	$153,373		$138,064		$711,516

Substandard accruing:
CRE
Hotel	$250,055	43.7%	$290,439	48.9%	$400,468	64.4%
Retail	207,926	17.7%	220,424	18.0%	276,149	20.4%
Multi-family	183,669	15.5%	205,514	16.4%	218,532	13.3%
Office	84,043	4.5%	140,741	7.1%	40,477	1.9%
Industrial	12,782	1.4%	12,855	1.5%	13,902	1.7%
Other	6,888	5.3%	21,375	12.5%	28,505	12.6%
	745,363		891,348		978,033
Owner occupied commercial real estate	217,217	10.8%	219,162	11.2%	177,575	8.9%
Commercial and industrial	263,582	6.3%	277,683	6.6%	285,925	6.4%
Bridge - franchise finance	163,853	41.3%	218,665	47.1%	242,234	44.1%
Bridge - equipment finance	42,786	11.3%	77,808	18.4%	74,887	15.7%
	$1,432,801		$1,684,666		$1,758,654

Payment Deferrals and Modifications
We believe, in the current environment, information about loans that are on temporary payment deferral or have been modified as a result of the COVID-19 pandemic provides additional insight into segments or sub-segments of the portfolio that experienced some level of stress related to the pandemic and into how those loans are performing as the economy recovers. The following table summarizes deferral and modification activity in the commercial portfolio, as of September 30, 2021 (dollars in thousands):

	Under CARES Act Modification at September 30, 2021	% of Portfolio Segment at September 30, 2021	Under Short Term Deferral or CARES Act Modification at June 30, 2021 (1)	Loans That Have Rolled Off of CARES Act Modification
CRE by Property Type:
Retail	$15,874	1%	$15,871	$2,639
Hotel	81,632	14%	225,436	261,723
Office	—	—%	44,860	44,660
Multifamily	7,317	1%	13,872	16,697
Total CRE	104,823	2%	300,039	325,719
C&I by Industry
Accommodation and Food Services	30,962	16%	31,073	—
Retail Trade	31,977	11%	32,371	2,274
Finance and Insurance	16,447	2%	16,854	1,797
Other	32,260	3%	31,994	59,903
Total C&I	111,646	2%	112,292	63,974
Bridge - franchise finance	27,717	7%	25,647	24,817
Total Commercial	$244,186	2%	$437,978	$414,510

(1)    Includes $2 million of loans under short-term deferral at June 30, 2021.
All of the loans that have rolled off of modification as shown in the table above have paid off or resumed regular payments. CARES Act modifications represent modifications for periods greater than 90 days and most commonly have taken the form of 9 to 12 month interest only periods. The majority of loan modifications that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.
Operating Lease Equipment, net
Seven operating leases with a carrying value of assets under lease totaling $46 million, all of which were exposures to the energy industry, were internally risk rated substandard at September 30, 2021. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. During the nine months ended September 30, 2021 and 2020, impairment charges recognized related to operating lease equipment were insignificant.
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
Bridge had exposure to the energy industry of $309 million at September 30, 2021. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $266 million. The remaining energy exposure, totaling approximately $44 million was comprised of loans and direct or sales type finance leases.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at September 30, 2021:
FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2021. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At September 30, 2021, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 84% primary residence, 6% second homes and 10% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $91 million and $66 million at September 30, 2021 and December 31, 2020, respectively. The amount of these loans 90 days or more past due was $16 million and $9 million at September 30, 2021 and December 31, 2020, respectively. Delinquency statistics as of September 30, 2021 may not be fully reflective of the impact of the COVID-19 pandemic on residential borrowers due to payment deferral programs. Loans on deferral that are in compliance with the terms of the deferral program are not reported as delinquent.

At September 30, 2021, $40 million or 1% of 1-4 single family residential loans, excluding government insured residential loans, were under short-term deferral or modified due to the COVID-19 pandemic. Through September 30, 2021, $533 million of residential loans, excluding government insured loans, had been granted at least one short term payment deferral. The following table presents information about residential loans granted payment deferrals as a result of the COVID-19 pandemic as of September 30, 2021, excluding government insured residential loans (dollars in thousands):

	Loans That Have Rolled Off of Short-Term Deferral or CARES Act Modification
Loans Under Short-Term Deferral or CARES Act Modification (1)	Paid Off or Paying as Agreed		Not Resumed Regular Payments
Balance	Balance	% of Loans Rolled Off Short-Term Deferral	Balance	% of Loans Rolled Off Short-Term Deferral
$40,451	$466,550	95%	$25,973	5%

(1)    Includes $17 million of loans under short-term deferral and $23 million of loans modified under the CARES Act that are continuing to make payments at September 30, 2021.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2021	June 30, 2021	December 31, 2020
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$31,331	$43,646	$26,842
Other consumer loans	1,807	1,907	1,986
Total residential and other consumer loans	33,138	45,553	28,828
Commercial:
Multi-family	11,018	7,069	24,090
Non-owner occupied commercial real estate	48,459	51,320	64,017
Construction and land	4,715	4,784	4,754
Owner occupied commercial real estate	22,192	26,582	23,152
Commercial and industrial	125,550	123,818	54,584
Bridge - franchise finance	31,569	33,405	45,028
Total commercial loans	243,503	246,978	215,625
Total non-accrual loans	276,641	292,531	244,453
Loans past due 90 days and still accruing	23	132	—
Total non-performing loans	276,664	292,663	244,453
OREO and repossessed assets	4,115	3,890	3,138
Total non-performing assets	$280,779	$296,553	$247,591

Non-performing loans to total loans (1)	1.21%	1.28%	1.02%
Non-performing assets to total assets (1)	0.80%	0.83%	0.71%
ACL to total loans	0.70%	0.77%	1.08%
ACL to non-performing loans	57.69%	60.02%	105.26%
Net charge-offs to average loans (2)	0.19%	0.24%	0.26%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $49.1 million or 0.22% of total loans and 0.14% of total assets, at September 30, 2021, $47.7 million or 0.21% of total loans and 0.13% of total assets, at June 30, 2021 and $51.3 million or 0.22% of total loans and 0.15% of total assets, at December 31, 2020.
(2)    Annualized for September 30, 2021 and June 30, 2021.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $677 million and $562 million at September 30, 2021 and December 31, 2020, respectively.
The increase in non-performing loans, non-performing assets and related ratios from December 31, 2020 to June 30, 2021 was primarily attributable to one $69 million commercial and industrial relationship. Decreases in the ratios of the ACL to total loans and the ACL to non-performing loans at September 30, 2021 compared to December 31, 2020 are attributable to the recovery of credit losses recorded during the three and nine months ended September 30, 2021 as discussed in the section of this Management's Discussion and Analysis entitled "Results of Operations - Provision for Credit Losses", and to a lesser extent, charge-offs recognized.
The following chart presents trends in non-performing loans and non-performing assets:
The following chart presents trends in non-performing loans by portfolio sub-segment (in millions):

$205
$62
$14
$21
$65
$6
$18
$19
$244
$67
$45
$43
$24
$36
$29
$277
$64
$32
$113
$11
$24
$33
December 31, 2019
December 31, 2020
September 30, 2021
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
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	September 30, 2021			December 31, 2020
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	453	$78,649	$89	342	$57,017	$94
Commercial	17	37,215	2,463	25	55,515	15,630
	470	$115,864	$2,552	367	$112,532	$15,724

(1)    Includes 438 government insured residential loans modified in TDRs totaling $75.2 million at September 30, 2021; and 326 government insured residential loans modified in TDRs totaling $52.8 million at December 31, 2020.
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
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Uncertainty remains around the impact the continually evolving COVID-19 situation will have on the economy broadly, and on our borrowers specifically. In light of this uncertainty, we believe it is possible that the ACL estimate could change, potentially materially, in future periods, in either direction. Changes in the ACL may result from changes in current economic conditions, our economic forecast, loan portfolio composition and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At both September 30, 2021 and December 31, 2020, a baseline scenario was used in estimating the ACL.
Commercial Real Estate Model
Variables with the most significant impact on the commercial real estate model include unemployment at both national and regional levels, the CRE property forecast by property type and sub-market, 10 year treasury yield, Baa corporate yield and real GDP growth, at the national level. Increases in unemployment and yields within the commercial real estate model result in increases in the ACL. Increases in real GDP growth and improvements in the CRE property forecasts reduce the reserve.
Commercial Model
Variables with the most significant impact on the commercial model include a stock market volatility index, the S&P 500 index, unemployment, at both national and regional levels, and a variety of interest rates and spreads. Increases in the unemployment rate, the stock market volatility index, and the Baa corporate yield increase the reserve, while increases in real GDP growth and the steepening of the yield curve reduce the reserve.

Residential Model
Variables with the most significant impact on the residential model include HPI and unemployment at regional levels, real GDP growth, and a 30 year mortgage rate. Increases in the unemployment rate and the 30-year mortgage rate increase the reserve, while increases in real GDP growth and HPI reduce the reserve.
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

The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (in thousands):

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2020	$18,719	$39,827	$61,507	$3,284	$28,797	$62,197	$304	$36,331	$6,357	$257,323
Provision for (recovery of) credit losses	(8,929)	(28,940)	(34,063)	(2,210)	(3,601)	27,718	(125)	(13,166)	(2,207)	(65,523)
Charge-offs	(304)	(6,470)	(2,697)	—	(453)	(15,703)	—	(9,585)	—	(35,212)
Recoveries	10	233	155	—	91	2,538	—	—	—	3,027
Balance at September 30, 2021	$9,496	$4,650	$24,902	$1,074	$24,834	$76,750	$179	$13,580	$4,150	$159,615

Balance at December 31, 2019	$11,154	$5,024	$23,240	$764	$8,066	$43,485	$720	$9,163	$7,055	$108,671
Impact of adoption of ASU 2016-13	8,098	(780)	(13,442)	1,854	23,240	8,841	(309)	(133)	(64)	27,305
Balance at January 1, 2020	19,252	4,244	9,798	2,618	31,306	52,326	411	9,030	6,991	135,976
Provision for (recovery of) credit losses	(3,241)	32,588	64,523	280	4,676	45,618	(56)	31,476	5,231	181,095
Charge-offs	(31)	(129)	(685)	—	(1,028)	(25,564)	—	(16,561)	(6,756)	(50,754)
Recoveries	50	2	124	—	98	6,977	—	449	111	7,811
Balance at September 30, 2020	$16,030	$36,705	$73,760	$2,898	$35,052	$79,357	$355	$24,394	$5,577	$274,128

Net Charge-offs to Average Loans (1)
Nine Months Ended September 30, 2021	0.01%	0.60%	0.07%	—%	0.02%	0.30%	—%	2.63%	—%	0.19%
Nine Months Ended September 30, 2020	—%	0.01%	0.02%	—%	0.06%	0.41%	—%	3.41%	1.44%	0.25%

(1)    Annualized.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020
	Total	%(1)	Total	%(1)	Total	%(1)	Total	%(1)
Residential and other consumer	$9,496	34.3%	$11,909	30.9%	$15,843	28.1%	$18,719	26.6%

Multi-family	4,650	5.2%	7,777	5.5%	45,757	6.5%	39,827	6.9%
Non-owner occupied commercial real estate	24,902	19.9%	35,246	20.7%	46,915	20.9%	61,507	20.8%
Construction and land	1,074	0.7%	1,099	1.0%	2,467	1.2%	3,284	1.2%
CRE	30,626		44,122		95,139		104,618

Owner occupied commercial real estate	24,834	8.8%	24,899	8.6%	24,445	8.3%	28,797	8.4%
Commercial and industrial	76,750	23.6%	73,715	24.9%	54,151	26.1%	62,197	27.2%
Pinnacle	179	4.1%	211	4.6%	213	4.7%	304	4.6%
Bridge - franchise finance	13,580	1.7%	15,589	2.0%	24,411	2.2%	36,331	2.3%
Bridge - equipment finance	4,150	1.7%	5,197	1.8%	6,732	2.0%	6,357	2.0%
Commercial	119,493		119,611		109,952		133,986
	$159,615	100.0%	$175,642	100.0%	$220,934	100.0%	$257,323	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Residential and other consumer	0.12%	0.17%	0.24%	0.29%
Commercial:
Commercial real estate	0.52%	0.71%	1.43%	1.52%
Commercial and industrial	1.37%	1.28%	0.98%	1.07%
Pinnacle	0.02%	0.02%	0.02%	0.03%
Bridge - franchise finance	3.43%	3.37%	4.66%	6.61%
Bridge - equipment finance	1.09%	1.23%	1.46%	1.34%
Total commercial	1.00%	1.04%	1.22%	1.36%
	0.70%	0.77%	0.95%	1.08%
Significant offsetting factors contributing to the change in the ACL during the three months ended September 30, 2021 are depicted in the chart below (in millions):

$175.6
Net Portfolio Migration
$2.6
• Risk rating migration
• Changes in specific reserves
Portfolio and Assumption Changes
($5.9)
• New loans
• Exits/runoff
• Portfolio seasoning
Economic Forecast
($2.3)
• Current market adjustment
• Changes to forward path of economic forecast
Net Charge-Offs
($4.5)
Change in Qualitative Overlay
($5.9)
• Primarily reduction in qualitative overlay for borrowers impacted by COVID-19
$159.6
ACL 6/30/21
ACL 9/30/21
% of Total Loans
0.77%
0.70%

10

Changes in the ACL during the three months ended September 30, 2021
As depicted in the chart above, the decrease in the ACL from June 30, 2021 to September 30, 2021 resulted from (i) changes in portfolio composition including the decline in commercial loan balances and shift into residential as a percentage of the portfolio, (ii) a reduction in certain qualitative loss factors related to borrowers impacted by COVID-19, (iii) net charge-offs and to a lesser extent, (iv) the economic forecast and (v) portfolio migration, including changes in specific reserves. Improved borrower financial performance as reflected in the reduction in criticized and classified assets also contributed to the reduction in the ACL.
The ACL for residential and other consumer loans decreased by $2.4 million during the three months ended September 30, 2021, from 0.17% to 0.12% of loans. This decrease was primarily driven by lower forecasted mortgage rates and the impact of loans that rolled off of deferral and resumed regular payments. The ACL for the CRE portfolio sub-segment, including multi-

family, non-owner occupied CRE and construction and land, decreased by $13.5 million during the three months ended September 30, 2021, from 0.71% to 0.52% of loans. The decrease in the ACL for CRE related to (i) changes in portfolio composition resulting from payoffs and improvements in the credit quality of existing loans as reflected in the reduction in criticized and classified loans (ii) a reduction in qualitative loss factors related to the commercial property forecast for hotels now in management's judgment being appropriately captured in the quantitative estimate, (iii) improvements in the commercial property forecasts, particularly vacancy rates in the multi-family and retail segments, and (iv) improvements in the economic forecast related to unemployment and long-term interest rates.
Changes in the ACL during the three months ended June 30, 2021:
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
Changes in the ACL during the three months ended March 31, 2021:
The decrease in the ACL from December 31, 2020 to March 31, 2021 for the majority of portfolio sub-segments resulted largely from an improving economic forecast. The decrease was primarily related to the pass rated portion of the portfolio.
The estimate of the ACL at September 30, 2021was informed by economic scenarios published in September 2021, economic information provided by additional sources, information about borrower financial condition and collateral values, data reflecting the impact of recent events on individual borrowers and other relevant information. Some of the assumptions and data points informing the reasonable and supportable economic forecast used in estimating the ACL at September 30, 2021 included:
•Labor market assumptions, which reflected national unemployment at 4.5% for the fourth quarter of 2021, steadily declining to normalized levels of full employment of 3.4% through the end of 2022;
•Annualized growth in GDP supported by fiscal stimulus at 7.5% for the fourth quarter of 2021, normalizing to an average of 2.5% through 2022;
•VIX trending at stabilized levels through the forecast horizon;
•S&P 500 averaging near 4,000 through the reasonable and supportable forecast period;
•COVID-19 assumptions reflecting that infections abate by November 2021; and
•Increases in HPI for the remainder of 2021 and through 2022 amidst housing supply and demand gaps.
Additional variables and assumptions not explicitly stated above may also contribute to the overall impact the forecast has on the ACL estimate. Furthermore, while the variables presented above are at the national level, many of the variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.

Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$8,912,960	—%	$6,186,718	—%	$8,194,570	—%	$5,292,702	—%
Interest bearing	3,038,038	0.22%	2,800,421	0.59%	3,017,301	0.31%	2,475,388	0.85%
Savings and money market	13,554,572	0.29%	10,664,462	0.59%	13,299,066	0.34%	10,509,559	0.90%
Time	2,866,746	0.35%	6,519,852	1.08%	3,520,674	0.51%	7,040,101	1.59%
	$28,372,316	0.20%	$26,171,453	0.57%	$28,031,611	0.26%	$25,317,750	0.90%
The estimated amount of uninsured deposits at September 30, 2021 and December 31, 2020 was $19.7 billion and $17.4 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $712 million and $1.1 billion at September 30, 2021 and December 31, 2020, respectively. The following table shows scheduled maturities of uninsured time deposits as of September 30, 2021 (in thousands):

Three months or less	$243,604
Over three through six months	275,834
Over six through twelve months	266,940
Over twelve months	24,352
$810,729
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of September 30, 2021 (dollars in thousands):

Maturing in:
2021 - One month or less	$1,080,000
2021 - Over one month	1,251,000
2024	100,000
Total contractual balance outstanding	2,431,000
Cumulative fair value hedging adjustments	14
Carrying Value	$2,431,014
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow and fair value hedges have on the duration of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on or the fair value of FHLB advances included in the table above, as of September 30, 2021 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2021	$600,000	2.40%
2022	210,000	2.48%
2023	255,000	2.35%
2024	110,000	2.54%
2025	175,000	2.39%
Thereafter	556,000	2.90%
Cash flow hedges	1,906,000	2.55%
Fair value hedges maturing in 2021	25,000
Total interest rate swaps designated as cash flow or fair value hedges	$1,931,000
See Note 6 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(3,597)	(4,174)
	396,403	395,826
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(5,526)	(5,894)
	294,474	294,106
Total notes	690,877	689,932
Finance leases	30,650	32,563
Notes and other borrowings	$721,527	$722,495
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2021 and December 31, 2020, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.

The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2021 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,076,715	8.63%	N/A (1)	N/A (1)	$1,426,054	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,076,715	13.40%	$1,492,067	6.50%	$1,032,969	4.50%	$1,606,841	7.00%
Tier 1 risk-based capital	$3,076,715	13.40%	$1,836,390	8.00%	$1,377,292	6.00%	$1,951,164	8.50%
Total risk-based capital	$3,501,940	15.26%	$2,295,487	10.00%	$1,836,390	8.00%	$2,410,262	10.50%
BankUnited:
Tier 1 leverage	$3,394,817	9.56%	$1,775,138	5.00%	$1,420,111	4.00%	N/A	N/A
CET1 risk-based capital	$3,394,817	14.87%	$1,483,697	6.50%	$1,027,175	4.50%	$1,597,827	7.00%
Tier 1 risk-based capital	$3,394,817	14.87%	$1,826,088	8.00%	$1,369,566	6.00%	$1,940,219	8.50%
Total risk-based capital	$3,520,042	15.42%	$2,282,610	10.00%	$1,826,088	8.00%	$2,396,741	10.50%

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
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. For the nine months ended September 30, 2021 and 2020 net cash provided by operating activities was $953 million and $635 million, respectively.
Available liquidity includes cash, borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window, Federal Funds lines of credit and unpledged agency securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios, and the sale of investment securities. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans. Since the onset of the COVID-19 pandemic, we have not experienced unusual deposit outflows or volatility; we have, in fact experienced growth in on-balance sheet liquidity.
The ALCO policy establishes limits or operating thresholds for a number of measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. These measures include but are not limited to the ratio of available liquidity to volatile liabilities, a liquidity stress test coverage ratio, a 30-day total liquidity ratio, a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. At September 30, 2021, BankUnited was operating within acceptable thresholds and limits as prescribed by the ALCO policy.
The ALCO policy stipulates that BankUnited’s liquidity is considered within policy limits or thresholds if the available liquidity/volatile liabilities ratio, 30-day total liquidity ratio and one-year liquidity ratios exceed 100%. At September 30, 2021, BankUnited’s available liquidity/volatile liabilities ratio was 317%, the 30-day total liquidity ratio was 259% .and the one-year liquidity ratio was 396%. The ALCO policy also prescribes that the liquidity stress test coverage ratio exceed 100%; at September 30, 2021, that ratio was 211%. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios, generally by policy plus and minus 100, 200, 300 and 400 basis points, are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At September 30, 2021, the most likely rate scenario assumed that all indices are floored at 0%. We did not apply the falling rate scenarios at September 30, 2021 due to the low level of current interest rates. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at September 30, 2021 and December 31, 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at September 30, 2021 - increase:
In year 1	N/A	4.4%	6.7%	7.8%	8.3%
In year 2	N/A	8.9%	15.6%	21.4%	26.3%
Model Results at December 31, 2020 - increase:
In year 1	N/A	2.9%	3.9%	3.2%	1.9%
In year 2	N/A	5.0%	7.8%	9.0%	9.5%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates at September 30, 2021 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at September 30, 2021 and December 31, 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at September 30, 2021 - increase (decrease):	N/A	2.4%	2.2%	1.2%	(0.6)%
Model Results at December 31, 2020 - increase (decrease):	N/A	0.8%	(2.0)%	(6.1)%	(10.0)%
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
Derivative Financial Instruments
Interest rate swaps and caps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At September 30, 2021, outstanding interest rate swaps and caps designated as cash flow hedges had an aggregate notional amount of $2.0 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $25 million. At September 30, 2021, the aggregate fair value of interest rate swaps and caps designated as cash flow hedges included in other assets and other liabilities was $1.3 million and $3.9 million, respectively.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.4 billion at September 30, 2021. The aggregate fair value of these interest rate swaps and caps included in other assets was $68.5 million and the aggregate fair value included in other liabilities was $24.4 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.

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

	September 30, 2021	December 31, 2020
Total stockholders’ equity	$3,096,674	$2,983,012
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$3,019,037	$2,905,375

Common shares issued and outstanding	90,049,326	93,067,500

Book value per common share	$34.39	$32.05

Tangible book value per common share	$33.53	$31.22
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
During the quarter ended September 30, 2021, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote or hybrid work environment and have not identified any instances in which our control environment has failed to operate effectively. We are continually monitoring and assessing any impact of the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2021	527,237	$39.60	527,237	$166,855,206
August 1 - August 31, 2021	1,264,479	$41.05	1,264,479	$114,953,959
September 1 - September 30, 2021	1,394,260	$40.62	1,394,260	$58,312,230
Total	3,185,976	$40.62	3,185,976

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.
(2) On October 20, 2021, the Company's Board of Directors authorized the repurchase of up to $150 million in shares of its outstanding common stock. This authorization is in addition to $58.3 million in remaining authorization as of September 30, 2021, under a share repurchase program previously announced on January 20, 2021. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of November 2021.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer