Form 10-K
period 2021-12-31
BankUnited, Inc.
filed 2022-02-24
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2021 was $3,938,004,698

The number of outstanding shares of the registrant common stock, $0.01 par value, as of February 22, 2022 was 84,674,456.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2022 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2021

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ARRC	Alternative Reference Rates Committee
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	International Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956
BHC	Bank holding company
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCA	Cloud Computing Arrangements
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
CFPB	Consumer Financial Protection Bureau
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CPR	Constant prepayment rate
CRA	Community Reinvestment Act
CRE	Commercial real estate loans, including multi-family; non-owner occupied commercial real estate; and construction and land
DDA	Demand deposit account
DFAST	Dodd-Frank Act Stress Test
DIF	Deposit insurance fund
DSCR	Debt Service Coverage Ratio
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FCA	The Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation

FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HPI	Home price indices
IBOR	InterBank Offered Rate
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
KPMG	KPMG, LLP
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
Non-OOCRE	Non-owner occupied commercial real estate
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OOCRE	Owner occupied commercial real estate
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPP	Small Business Administration’s Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Proxy Statement	Definitive proxy statement for the Company's 2021 annual meeting of stockholders
PSU	Performance Share Unit
Re-Remics	Resecuritized real estate mortgage investment conduits
ROU Asset	Right-of-use Asset
RSU	Restricted Share Unit
SAR	Share Appreciation Right
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
SIFIs	Systemically important financial institutions
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TCJA	The Tax Cuts and Jobs Act of 2017
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture

VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIEs	Variable interest entities
VIX	CBOE Volatility Index
WARM	Weighted-average remaining maturity
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "project," "predict," "will" and similar expressions identify forward-looking statements.
These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry data, historical performance and current financial trends. These statements are only predictions and are not guarantees of future performance. The inclusion of forward-looking statements should not be regarded as a representation by the Company that the future plans, estimates or expectations contemplated by a forward-looking statement will be achieved. Forward-looking statements are subject to various risks and uncertainties and assumptions, including those relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by the COVID-19 pandemic. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results could differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:
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
◦fluctuations in demand for and valuation of operating lease equipment;
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
v

•reputational risk;
•a variety of regulatory, legal and compliance;
•the impact of conditions in the financial markets and economic conditions generally;
•ineffective risk management or internal controls; and
•the selection and application of accounting policies and methods and related assumptions and estimates.
Additional factors are set forth in the Company's filings with the SEC, including this Annual Report on Form 10-K.
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

PART I
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $35.8 billion at December 31, 2021, is a bank holding company with one direct wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through banking centers located in Florida and the New York metropolitan area. The Bank also provides certain commercial lending and deposit products through national platforms and certain consumer deposit products through an online channel. Our core business strategy is to build a leading regional commercial and small business bank, with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences and operational excellence, with an entrepreneurial work environment that empowers employees to deliver their best. To date, we have executed our strategy primarily through organic growth.
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
Commercial loans—Our commercial loans, which are generally made to growing small business, middle-market and larger corporate entities and non-profit organizations, include secured and unsecured lines of credit, formula-based lines of credit, equipment loans, owner-occupied commercial real estate term loans and lines of credit, mortgage warehouse lines, letters of credit, commercial credit cards, SBA and USDA product offerings, Export-Import Bank financing products, trade finance and business acquisition finance credit facilities. The Bank has also supported its customers through participation in the Small Business Administration's PPP.
Through the Bank's two commercial lending subsidiaries, Pinnacle and Bridge, we provide municipal, equipment and franchise financing on a national basis. Pinnacle, headquartered in Scottsdale, Arizona, provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including essential use equipment lease purchase and loan agreements and direct (private placement) bond refundings. Bridge, headquartered in Baltimore, Maryland, offers large corporate and middle market businesses equipment loans and leases including finance lease and operating lease structures through its equipment finance division. Bridge offers franchise equipment, acquisition and expansion financing through its franchise finance division.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, lending to REITs and institutional asset owners, subscription lines of credit to real estate funds, and, to a more limited extent, acquisition, development and construction loan facilities and construction financing.
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

Credit risk management - Credit is analyzed, approved and managed through our three lines of defense framework as prescribed in our credit policies and procedures. Credit is:
•Analyzed within our first line of defense in accordance with our credit procedures;
•Approved within our second line of defense in accordance with our risk-based delegated credit approval framework; and
•Managed by our first and second lines of defense based upon the risk and performance characteristics of individual credits and portfolio segments.
•In addition, Credit Review as part of the third line of defense, performs risk-based targeted portfolio exams and evaluates the effectiveness and quality of our risk rating framework and credit risk management.
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
Our Markets
Our primary banking markets are Florida and the Tri-State market of New York, New Jersey and Connecticut, concentrated in the New York Metropolitan area. We believe both represent long-term attractive banking markets. In Florida, our focus is on urban markets including the Miami-Dade, Broward, Palm Beach, Tampa, Orlando and Jacksonville markets. We have launched lending operations in Atlanta, which are not currently material to our business operations, but are expected to be a growth opportunity. Additionally, we expect to open a full service branch in Texas in 2022.
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
Interest rates on both loans and deposits and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include convenience, quality of customer service, availability and quality of digital offerings, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and small and middle-market businesses, offering them a broad range of personalized services, digital platforms and sophisticated cash management tools tailored to their businesses.
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
The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization's operations are less than satisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
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
Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2021, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2021, BankUnited, Inc. and BankUnited were well capitalized.
Source of strength
All companies, including BHCs, that directly or indirectly control an insured depository institution, are required to serve as a source of strength for the depository institution. Under this requirement, BankUnited, Inc. in the future could be required to provide financial assistance to BankUnited should it experience financial distress. Such support may be required at times when, absent this statutory and Federal Reserve Policy requirement, a BHC may not be inclined to provide it.
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
Anti-Money Laundering and OFAC
Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; a risk-based customer due diligence program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.
The U.S. Department of the Treasury's OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of money laundering or aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If BankUnited, Inc. or BankUnited finds a name on any transaction, account or wire transfer that is on an OFAC list, BankUnited, Inc. or BankUnited must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.
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
The CRA requires bank regulators to take into account the bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. If BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. A less than satisfactory CRA rating could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's CRA performance is made available to the public. Following its most recent CRA performance evaluation in October 2021, BankUnited received an overall rating of "Satisfactory."
Human Capital Resources
At December 31, 2021, we had 1,465 full-time employees and 30 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our employees are our greatest asset and vital to our success. As such, we seek to hire and retain the best candidate for each position, without regard to age, gender, ethnicity, or other protected trait, but with an appreciation for a diversity of perspectives and experience. We have designed a compensation structure including an array of benefit plans and programs that we believe is attractive to our current and prospective employees.
Diversity, Equity and Inclusion
Our goal is to create a safe, diverse and inclusive workplace where individuals are valued for their talents, feel free to express themselves and are empowered to reach their fullest potential. At December 31, 2021, 33% of the members of our Board of Directors were female and 44% were of diverse nationality or ethnicity. Approximately 58% of our workforce was female while ethnic and racial minorities constituted 60% of our workforce at December 31, 2021.
Through our iCARE™ initiative, which stands for Inclusive Community of Advocacy, Respect and Equality, employees are encouraged to participate in interactive events, community forums, affinity groups, an enterprise-wide mentorship program and multiple volunteer opportunities. BankUnited has partnered with five universities in our local markets to provide scholarships and internship programs, with a primary focus on minority students in their junior and senior years. We have also established the ATOM Pink Tank program in partnership with Florida International University; a six-month leadership development program which creates opportunities for female students in STEM to build upon their technical and leadership skills through participation in a series of roundtable discussions, a research challenge, and mentorship with senior-level executives from the Bank. A total of 16 students participated in the first Pink Tank program and three of these students were offered temporary or permanent roles with the Company. We offer diversity and inclusion training to all of our employees and all employees are given paid time to participate in volunteer opportunities in their communities and the communities we serve. We launched WomenEmpowered@BankUnited ("WE"), a community for women at BankUnited. In 2021, WE held two interactive events for all women at the Bank, including our female directors, and created eight affinity groups. To oversee the further evolution of the iCARE™ program, we have formed an iCARE™ Council consisting of 14 employees with diverse backgrounds and perspectives across different divisions in our organization.

Health, Wellness and Safety
BankUnited prioritizes employee health by focusing on wellness initiatives that incorporate mental, physical, intellectual, occupational, social, emotional, financial, cultural and spiritual components of wellness. We offer medical, dental, vision, short and long-term disability insurance coverage, an employee assistance program, supplemental insurance plans, healthcare concierge services and parental leave for all employees. Our Wellness Program provides employees with on-site health screenings, eye exams, mammograms, vaccine clinics, nutrition consultations, music and art therapy, meditation sessions, live and virtual learning opportunities with area wellness experts, first aid, CPR, and safety courses, an on-site fitness center and on-site cafe. BankUnited received the Healthiest Employer Award from the South Florida Business Journal in 2021 and 2020. In 2021, BankUnited was listed among America's Top 100 Healthiest Employers by Springbuk HR Technology and was awarded the Worksite Wellness Award by the Florida Department of Health. For participation in our Wellness Program, we offer our team members a reduced premium rate for medical insurance coverage.
We have a Company sponsored 401(k) Plan, a tuition reimbursement program, flexible spending accounts, and health savings accounts with Company contributions.
Career Growth and Development
Through our Go for More™ Academy, we provide employees with training and resources designed to increase skillsets and product knowledge, develop leadership, promote collaboration and facilitate career development. Examples of our leadership development programs include our LEAD program for senior leaders, Rising Leaders Program for middle managers and the EXCELerate career development program for individual contributors. All of our employees are required to participate in compliance and cyber-security training.
Communication & Engagement
We strongly believe that communication and employee engagement are keys to our success. Toward this end, we utilize a variety of channels to facilitate open and direct dialogue and communication, including: monthly CEO update video calls, weekly newsletters, town halls, social media updates and employee surveys.
In recognition of their hard work and efforts in the challenging environment faced by the Company over the past two years, the Company paid a special $5,000 bonus in the fourth quarter of 2021 to substantially all of its employees, regardless of their position in the organization.
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

Strategic Risk
The COVID-19 pandemic
The COVID-19 pandemic has caused substantial disruption to the global and domestic economies which has impacted the Company’s business, financial condition and results of operations. The future impact of the COVID-19 pandemic on the global and domestic economies and the Company’s business, financial condition and results of operations remains uncertain.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic resulted in governmental authorities implementing numerous measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities, including in major markets in which the Company and its clients are located or do business. Vaccines have become available, most of these restrictions have been lifted or moderated and we believe economic indicators currently point to a continued recovery; however, the pandemic and these precautionary measures negatively impacted the global and domestic economies, including in the Company's primary market areas. There is no assurance that these or similar measures will not be reinstated, particularly if the trajectory of the virus worsens.
This macroeconomic environment has had, and could continue to have, an adverse effect on the Company’s business and operations as well as on the business and operations of the Company's borrowers, customers and counterparties. The actual, expected or potential impact of the pandemic resulted in reduction in the level of demand for certain of the Company's products and services, particularly certain lending products. While there has been significant economic recovery and we believe that economic indicators currently point to that recovery continuing, should economic and social impacts of COVID-19 persist or further deteriorate, the macroeconomic environment could have a further adverse effect on our business and operations, including, but not limited to, decreased demand for the Company’s products and services, protracted periods of lower interest rates which may negatively impact the Company's net interest margin, loss of income resulting from forbearances, deferrals and fee waivers provided by the Company to its borrowers, increased credit losses due to deterioration in the financial condition of our borrowers including declining asset and collateral values, which may increase our provision for credit losses and net charge-offs and possible constraints on liquidity and capital. The business operations of the Company may also be disrupted if significant portions of its workforce or those of vendors or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, restrictions in connection with the pandemic, and technology limitations and/or disruptions. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions taken by governmental authorities in response to those conditions.
As the COVID-19 pandemic continues to evolve, the Company may be subject to governmental vaccination and mask-wearing mandates. A recent vaccination mandate, requiring employees to show proof they have been fully vaccinated or provide a COVID-19 test at least once a week, was overturned by the Supreme Court. While current and future mandates are being challenged in state and federal courts, it is difficult to predict the full impact these mandates, if implemented, on our workforce, business and operations.
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
Crypto-currencies and blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also may eventually greatly reduce or alter the need for banks as financial deposit-keepers and intermediaries.
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
Increasing scrutiny and changing expectations from investors and customers with respect to our ESG practices and those of our customers may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, customers and employees on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace culture and conduct. We have expended and may further expend resources to monitor, report and adopt policies and practices that we believe will improve compliance with our evolving ESG goals and plans, as well as third party imposed ESG related standards and expectations. If our ESG practices do not meet evolving rules and regulations or investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain leading experts, employees and other professionals, and our ability to attract new customers and investors could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of the Company may lead to negative investor sentiment, stock price fluctuations and the diversion of investment to other companies.
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
Our equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased equipment is sensitive to shifts in general and industry specific economic and market trends, governmental regulations and changes in trade flows from specific events such as natural or man-made disasters. A significant portion of our equipment under operating lease consists of railcars and other equipment used directly or indirectly in oil and gas drilling activities; future lease rates, the demand for this equipment and its valuation are heavily influenced by conditions in the energy industry. Although we regularly monitor the value of the underlying assets and the potential impact of declines in oil and natural gas prices on the value of equipment on operating lease, there is no assurance that the value of these assets will not be adversely impacted by conditions in the energy industry. The value of these assets may also be more susceptible to adverse effects caused by climate change or measures taken to mitigate it, or by ESG considerations.
Interest Rate Risk
Our business is inherently highly susceptible to interest rate risk.
Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our financial condition and results of operations and the values of our assets and liabilities. Changes in the value of investment securities available for sale and certain derivatives directly impact equity through adjustments of accumulated other comprehensive income and changes in the values of certain other assets and liabilities may directly or indirectly impact earnings. Interest rates are highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and fiscal policies of various governmental bodies, particularly the Federal Reserve Board.
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
  The discontinuance of the LIBOR benchmark interest rate may have an impact on our business, financial condition and results of operations.
The FCA, which regulates LIBOR, advanced the process of phasing out LIBOR by discontinuing the one-week and two-month LIBOR tenors effective December 31, 2021. The remaining tenors will be discontinued effective June 30, 2023. The Company has implemented SOFR as its preferred alternative to LIBOR, and continues to evaluate the use of other alternative reference rates. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets more globally for a broad array of financial products, including any LIBOR-based securities, loans, borrowings and derivatives that are included in our financial assets and liabilities. The discontinuation of LIBOR may create uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, which may also impact our net interest income. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest earned on certain assets and a reduction in the value of certain assets. When LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our financial condition and results of operations. Banking regulators have indicated that increases in the amount or extension of LIBOR exposures after December 31, 2021 could be considered an unsafe and unsound banking practice.
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
From time to time, we may launch new lines of business or offer new banking products and services, which offerings may significantly increase operational, credit or reputational risks. Significant effort and resources may be required to manage and oversee the successful development, implementation, launch or scaling of new offerings, which effort and resources may be diverted from other of our products or services. While we invest significant time and resources in developing, marketing and managing new products and services, there are material uncertainties that could adversely impact estimated implementation and operational costs or projected adoption, sales, revenues or profits, and no assurance can be given that any new offerings will be successfully developed, implemented, launched or scaled. New products and services may require startup costs and operational changes, as well as continued marketing campaigns to bring in new customers and retain existing ones. These new products and services take time to develop and grow and if not successfully implemented may result in unmet profitability targets, increased costs or other adverse impacts on our results of operations.
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
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewed loans, gather deposits, process customer and other transactions, provide customer service, facilitate collections, and share data across our organization. The failure of these systems could interrupt our operations. We may be subject to disruptions of our information technology and telecommunications systems arising from events that are wholly or partially beyond our control which may give rise to disruption of service to customers. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits, process customer transactions, provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
We provide our customers the ability to bank remotely, including online, via mobile devices and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing websites. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.
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
Share Price Volatility
The price of our common stock may be volatile or may decline. The price of our common stock may fluctuate as a result of a number of factors, many of which are outside of management's control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies, including BankUnited, Inc. Factors that could affect our stock price include but are not limited to:
•actual or anticipated changes in the Company's operating results and financial condition;
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
We may not be able to attract and retain skilled employees
Our success depends, in large part, on our ability to attract and retain key people. Due to competition and other factors, we may have difficulty recruiting qualified personnel, including uniquely qualified personnel to ensure the continued growth and successful operation of our business. The unexpected loss of the services of one or more of our key personnel could have an adverse impact on our business.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
BankUnited's corporate headquarters is located in leased office space in Miami Lakes, Florida. We also lease office space in Manhattan and in Melville, Long Island. Our subsidiaries lease office space in Baltimore, Maryland and Scottsdale, Arizona. At December 31, 2021, we provided banking services at 67 banking centers located in Florida and New York. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
See Note 8 to the consolidated financial statements for more information on our premises and equipment.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 22, 2022 was $43.45 per share. As of February 22, 2022, there were 562 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2022 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.23 per share on its common stock for each of the four quarters of 2021 and 2020, resulting in total dividends for 2021 and 2020 of $83.4 million and $88.1 million, respectively; or $0.92 per common share for each of the years ended December 31, 2021 and 2020. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements and other factors that our board of directors may deem relevant.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2016 and December 31, 2021, with the comparative cumulative total return of such amount on the S&P 500 Index, the S&P 500 Bank Index and the KBW Nasdaq Regional Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

240
220
200
180
160
140
120
100
80
60
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
BankUnited, Inc.
S&P 500 Index
S&P 500 Bank Index
KBW Nasdaq Regional Banking Index

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
BankUnited, Inc.	100.00	110.65	83.15	104.14	103.19	128.36
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Bank Index (1)	100.00	122.55	102.41	144.02	124.21	168.24
KBW Nasdaq Regional Banking Index (1)	100.00	99.69	80.39	96.77	85.06	113.30

(1) The KBW Nasdaq Regional Banking Index was added as a replacement index to the S&P 500 Bank Index. The Company believes the KBW Nasdaq Regional Banking Index is more relevant as it provides a better comparison to companies that would be considered our peers and is the basis of one of the performance metrics used in determining the amount of NEO variable compensation.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2021	1,174,931	$41.56	1,174,931	$159,484,624
November 1 - November 30, 2021	1,456,183	$41.98	1,456,183	$98,353,286
December 1 - December 31, 2021	1,754,770	$40.95	1,754,770	$26,499,238
Total	4,385,884	$41.45	4,385,884

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.
(2) On February 2, 2022, the Company's Board of Directors authorized the repurchase of up to $150 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares.

Item 6.     Reserved
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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2021 and 2020 and results of operations for each of the years then ended. Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021 for a discussion and analysis of the more significant factors that affected periods prior to 2020.
Performance Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, the cost of deposits, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratio of non-performing loans to total loans, non-performing assets to total assets, trends in criticized and classified assets and portfolio delinquency and charge-off trends. We consider growth in and the composition of earning assets and deposits, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Performance highlights include:
•Net income for the year ended December 31, 2021 was $415.0 million, or $4.52 per diluted share, compared to $197.9 million, or $2.06 per diluted share, for the year ended December 31, 2020. For the year ended December 31, 2021, the return on average stockholders' equity was 13.3% and the return on average assets was 1.16%.
•For the year ended December 31, 2021, the Company recorded a recovery of credit losses of $(67.1) million compared to a provision for credit losses of $178.4 million for the year ended December 31, 2020. Year over year volatility in the provision related to the expected economic impact of the onset of the COVID-19 pandemic in 2020 and subsequent recovery in 2021.
•The net interest margin, calculated on a tax-equivalent basis, expanded to 2.38% for the year ended December 31, 2021 from 2.35% for the year ended December 31, 2020. Net interest income increased by $43.9 million compared to the year ended December 31, 2020. While the yield on interest earning assets for the year ended December 31, 2021 declined by 0.45% compared to the year ended December 31, 2020, this was more than offset by a 0.56% decline in the cost of interest bearing liabilities and a reduction in interest bearing liabilities as a percentage of total liabilities.
•Total loans declined by $101 million for the year ended December 31, 2021. Portfolio composition shifted to a greater proportion of residential loans, which grew by $2.0 billion during the year while commercial loans in total declined by $2.1 billion. This trend was indicative of the environment predicated by the COVID-19 pandemic, which was characterized by relatively strong residential markets coupled with comparatively lower demand and risk appetite for commercial lending. Investment securities grew by $888 million for the year ended December 31, 2021 as liquidity was deployed into the securities portfolio.
•The average cost of total deposits decreased to 0.24% for the year ended December 31, 2021 from 0.77% for the year ended December 31, 2020. On a spot basis, the APY on total deposits declined to 0.16% at December 31, 2021 from 0.36% at December 31, 2020. This decline in the cost of deposits reflects both our ongoing strategy to increase non-interest bearing deposits as a percentage of total deposits and to reduce rates paid on interest-bearing deposits, as well as declines in market rates generally.

•Total deposits increased by $1.9 billion for the year ended December 31, 2021. Non-interest bearing demand deposits grew by $2.0 billion during the year ended December 31, 2021, while average non-interest bearing demand deposits grew by $2.7 billion over the same period. At December 31, 2021, non-interest bearing demand deposits represented 30% of total deposits compared to 25% of total deposits at December 31, 2020 and 18% of total deposits at December 31, 2019. Total deposits grew by $3.1 billion for the year ended December 31, 2020. Deposit growth over the past two years has been, in part, influenced by excess liquidity in the system generally. The following charts illustrate the composition of deposits at the dates indicated:
•As expected, as the economy emerges from the COVID-19 crisis and our borrowers' operating results improve, criticized and classified loans continued to decline. During the year ended December 31, 2021, total criticized and classified loans declined by $1.2 billion to $1.5 billion, from $2.7 billion at December 31, 2020. The ratio of non-performing loans to total loans declined to 0.87% at December 31, 2021 from 1.02% at December 31, 2020. Loans under short-term deferral or modified under the CARES Act totaled $205 million at December 31, 2021, down from a total of $794 million at December 31, 2020.
•During the fourth quarter of 2021, the Bank reached a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and recorded a tax benefit of $43.9 million, net of federal impact. Unrelated to the Florida settlement, the Bank recorded an additional $25.2 million tax benefit during the fourth quarter of 2021 related to a reduction in the liability for unrecognized tax benefits arising from expiration of statutes of limitation in the Federal and certain state jurisdictions.
•The following table details $40.4 million of notable items that impacted income before income taxes during the fourth quarter of 2021 (income (expense) in thousands):

Gain on sale of single-family residential loans	$18,216
Discontinuance of cash flow hedges	(44,833)
Special employee bonus	(6,809)
Professional fees related to tax settlement	(4,198)
Impairment of operating lease equipment	(2,813)
$(40,437)
•Book value per common share and tangible book value per common share continued to accrete, increasing to $35.47 and $34.56, respectively, at December 31, 2021 from $32.05 and $31.22, respectively at December 31, 2020.
•During the year ended December 31, 2021, the Company repurchased approximately 7.8 million shares of its common stock for an aggregate purchase price of $318 million, at a weighted average price of $40.95 per share. In February

2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock.
•The Company's and Bank's capital ratios exceeded all regulatory "well capitalized" guidelines. The charts below present the Company's and Bank's regulatory capital ratios compared to regulatory guidelines at the dates indicated:
BankUnited, Inc.
BankUnited, N.A.
Strategic Priorities
Our vision is to be the leading regional commercial and small business bank, with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences, and operational excellence with an entrepreneurial work environment that empowers employees to deliver their best. Management has identified the following strategic priorities for our Company:
•Maximizing risk adjusted returns through a combination of sustainable, diversified and prudently managed organic growth and capital optimization;
•Growing core customer relationships on both sides of the balance sheet;

•Commercial loan growth;
•Playing where we can win;
•Continuing to build a foundational and scalable small business and middle-market franchise;
•Focusing on niche business segments where our delivery model is a differentiator;
•Investing in digital capabilities, automation and data analytics - using technology to enable success;
•Retaining the ability to pivot nimbly when opportunities arise;
•Maintaining an efficient, effective and scalable support model through operational excellence;
•While our primary growth strategy is organic, we will continue to monitor the M&A landscape.
Some of the challenges confronting our Company, certain of which may impact the banking industry more broadly, include:
•Navigating an uncertain interest rate environment;
•Economic conditions may not turn out to be as favorable as current consensus forecasts indicate, either due to a resurgence of the COVID-19 pandemic to the extent that it significantly impacts the level of economic activity, or other unforeseen macro-economic factors. An economic downturn could limit the demand for our products and services.
•Achieving planned commercial loan growth in an uncertain and competitive environment;
•Talent attraction and retention;
•Timely completion of planned technology initiatives.
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

ACL
The ACL represents management's estimate of current expected credit losses, or the amount of amortized cost basis not expected to be collected, on our loan portfolio and the amount of credit loss impairment on our AFS securities portfolio. Determining the amount of the ACL is considered a critical accounting estimate because of its complexity and because it requires extensive judgment and estimation. Estimates that are particularly susceptible to change that may have a material impact on the amount of the ACL include:
•our evaluation of current conditions;
•our determination of a reasonable and supportable economic forecast and selection of the reasonable and supportable forecast period;
•our evaluation of historical loss experience;
•our evaluation of changes in composition and characteristics of the loan portfolio, including internal risk ratings;
•our estimate of expected prepayments;
•the value of underlying collateral, which may impact loss severity and certain cash flow assumptions for collateral-dependent, criticized and classified loans;
•our selection and evaluation of qualitative factors; and
•our estimate of expected cash flows on AFS debt securities in unrealized loss positions.
Our selection of models and modeling techniques may also have a material impact on the estimate.
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

	Years Ended December 31,
	2021			2020			2019
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
Assets:
Interest earning assets:
Loans	$23,083,973	$814,101	3.53%	$23,385,832	$879,082	3.76%	$22,553,250	$998,130	4.43%
Investment securities (2)	9,873,178	155,353	1.57%	8,739,023	196,954	2.25%	8,231,858	284,849	3.46%
Other interest earning assets	1,093,869	6,010	0.55%	672,634	9,578	1.42%	555,992	19,902	3.58%
Total interest earning assets	34,051,020	975,464	2.86%	32,797,489	1,085,614	3.31%	$31,341,100	1,302,881	4.16%
Allowance for credit losses	(197,212)			(236,704)			(112,890)
Non-interest earning assets	1,770,685			1,860,322			1,625,579
Total assets	$35,624,493			$34,421,107			$32,853,789
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,027,649	$8,550	0.28%	$2,582,951	$19,445	0.75%	$1,824,803	25,054	1.37%
Savings and money market deposits	13,339,651	43,082	0.32%	10,843,894	85,572	0.79%	10,922,819	197,942	1.81%
Time deposits	3,490,082	15,964	0.46%	6,617,939	94,963	1.43%	6,928,499	162,184	2.34%
Total interest bearing deposits	19,857,382	67,596	0.34%	20,044,784	199,980	1.00%	19,676,121	385,180	1.96%
Federal funds purchased	33,945	30	0.09%	71,858	418	0.58%	124,888	2,802	2.24%
FHLB and PPPLF borrowings	2,622,723	59,116	2.25%	4,295,882	85,491	1.99%	5,089,524	119,901	2.36%
Notes and other borrowings	721,803	37,018	5.13%	592,521	29,962	5.06%	403,704	21,202	5.25%
Total interest bearing liabilities	23,235,853	163,760	0.70%	25,005,045	315,851	1.26%	25,294,237	529,085	2.09%
Non-interest bearing demand deposits	8,480,964			5,760,309			3,950,612
Other non-interest bearing liabilities	784,031			786,337			662,590
Total liabilities	32,500,848			31,551,691			29,907,439
Stockholders' equity	3,123,645			2,869,416			2,946,350
Total liabilities and stockholders' equity	$35,624,493			$34,421,107			$32,853,789
Net interest income		$811,704			$769,763			$773,796
Interest rate spread			2.16%			2.05%			2.07%
Net interest margin			2.38%			2.35%			2.47%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $13.3 million, $14.9 million and $16.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $2.7 million, $3.1 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	2021 Compared to 2020			2020 Compared to 2019
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$(11,194)	$(53,787)	$(64,981)	$32,059	$(151,107)	$(119,048)
Investment securities	17,824	(59,425)	(41,601)	11,710	(99,605)	(87,895)
Other interest earning assets	2,284	(5,852)	(3,568)	1,685	(12,009)	(10,324)
Total interest earning assets	8,914	(119,064)	(110,150)	45,454	(262,721)	(217,267)
Interest Expense Attributable to:
Interest bearing demand deposits	1,245	(12,140)	(10,895)	5,705	(11,314)	(5,609)
Savings and money market deposits	8,476	(50,966)	(42,490)	(957)	(111,413)	(112,370)
Time deposits	(14,805)	(64,194)	(78,999)	(4,172)	(63,049)	(67,221)
Total interest bearing deposits	(5,084)	(127,300)	(132,384)	576	(185,776)	(185,200)
Federal funds purchased	(36)	(352)	(388)	(311)	(2,073)	(2,384)
FHLB and PPPLF borrowings	(37,544)	11,169	(26,375)	(15,579)	(18,831)	(34,410)
Notes and other borrowings	6,641	415	7,056	9,527	(767)	8,760
Total interest expense	(36,023)	(116,068)	(152,091)	(5,787)	(207,447)	(213,234)
Increase (decrease) in net interest income	$44,937	$(2,996)	$41,941	$51,241	$(55,274)	$(4,033)
Net interest income, calculated on a tax-equivalent basis, was $811.7 million for the year ended December 31, 2021, compared to $769.8 million for the year ended December 31, 2020, an increase of $41.9 million. The increase in net interest income was comprised of decreases in tax-equivalent interest income and interest expense of $110.2 million and $152.1 million, respectively, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease in tax-equivalent interest income was driven primarily by decreases in interest income from loans and investment securities of $65.0 million and $41.6 million, respectively, for the year ended December 31, 2021 compared to the year ended December 30, 2020. These decreases resulted from the impact on asset portfolio yields of declines in market interest rates in early 2020, leading to runoff of assets originated in a higher rate environment and origination of assets at lower prevailing rates. These declines in yields were partially offset by increases in the average balance of interest earning assets, primarily investment securities. The decline in interest expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was attributable to lower prevailing rates, strategic initiatives implemented to reduce the cost of deposits and the decline in average interest bearing liabilities.
Both average yields on interest earning assets and average rates paid on interest bearing liabilities have been declining over the periods presented, reflecting the macro interest rate environment and ongoing initiatives to reduce the cost and improve the mix of deposits.
The net interest margin, calculated on a tax-equivalent basis, was 2.38% for the year ended December 31, 2021, compared to 2.35% for the year ended December 31, 2020. The reduction in cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets for the year.
Offsetting factors impacting the net interest margin for the year ended December 31, 2021 compared to the year ended December 31, 2020 included:
•The tax-equivalent yield on loans decreased to 3.53% for the year ended December 31, 2021, from 3.76% for the year ended December 31, 2020. Factors contributing to this decrease included a shift in portfolio composition from commercial to residential loans, a decline in benchmark interest rates which impacted the rates earned on both existing floating rate assets and new production, and the runoff of loans originated in a higher rate environment. These factors were partially offset by accelerated amortization of origination fees on PPP loans which positively impacted the yield on loans.

•The tax-equivalent yield on investment securities declined to 1.57%, for the year ended December 31, 2021 from 2.25% for the year ended December 31, 2020. This decrease resulted from the impact of purchases of lower-yielding securities; the amortization, maturities and prepayment of securities purchased in a higher rate environment; and faster prepayment speeds on securities purchased at a premium.
•The average rate paid on interest bearing deposits decreased to 0.34% for the year ended December 31, 2021,from 1.00% for the year ended December 31, 2020. This decrease reflected declines in prevailing interest rates and continued execution of initiatives taken to lower rates paid on deposits, including the re-pricing of term deposits.
•Average interest bearing liabilities declined by $1.8 billion for the year ended December 31, 2021, compared to the year ended December 31, 2020. Average non-interest bearing demand deposits increased by $2.7 billion for those same comparative periods. These changes positively impacted the net interest margin.
Provision for Credit Losses
The provision for credit losses is a charge or credit to earnings required to maintain the ACL at a level consistent with management’s estimate of expected credit losses on financial assets carried at amortized cost at the balance sheet date. The amount of the provision is impacted by changes in current economic conditions, as well as in management's reasonable and supportable economic forecast, loan originations and runoff, changes in portfolio mix, risk rating migration and portfolio seasoning, changes in specific reserves, changes in expected prepayment speeds and other assumptions. The provision for credit losses also includes amounts related to off-balance sheet credit exposures and may include amounts related to accrued interest receivable and AFS debt securities.
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020
Amount related to funded portion of loans	$(64,456)	$182,339
Amount related to off-balance sheet credit exposures	(1,235)	(5,572)
Amount related to accrued interest receivable	(1,064)	1,300
Amount related to AFS debt securities	(364)	364
Total provision for (recovery of) credit losses	$(67,119)	$178,431
The most impactful factors driving the recovery of credit losses for the year ended December 31, 2021 were improvements in current and forecasted economic conditions.
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

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Deposit service charges and fees	$21,685	$16,496	$16,539
Gain on sale of loans:
Guaranteed portions of SBA loans	541	1,880	4,756
GNMA early buyout loans	5,636	11,274	4,751
Other	18,217	16	2,612
Gain on sale of loans, net	24,394	13,170	12,119
Gain on investment securities:
Net realized gain on sale of securities AFS	9,010	14,001	18,537
Net unrealized gain (loss) on marketable equity securities	(2,564)	3,766	2,637
Gain on investment securities, net	6,446	17,767	21,174
Lease financing	53,263	59,112	66,631
Other non-interest income	28,365	26,676	30,741
	$134,153	$133,221	$147,204
The increase in deposit service charges for the year ended December 31, 2021 resulted primarily from higher treasury management fee income, related to growth in commercial non-interest bearing DDA relationships as well as expanded product offerings and pricing discipline stemming from our BankUnited 2.0 initiatives.
The increase in gain on sale of loans for the year ended December 31, 2021 compared to 2020 related primarily to a gain of $18.2 million on the sale of a portfolio of single-family residential loans.
The decrease in income from lease financing for the year ended December 31, 2021 compared to the year ended December 31, 2020 related to the decrease in the balance of operating lease equipment and re-leasing of certain assets at lower rates.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Employee compensation and benefits	$243,532	$217,156	$235,330
Occupancy and equipment	47,944	48,237	56,174
Deposit insurance expense	18,695	21,854	16,991
Professional fees	14,386	11,708	20,352
Technology and telecommunications	67,500	58,108	47,509
Discontinuance of cash flow hedges	44,833	—	—
Depreciation and impairment of operating lease equipment	53,764	49,407	48,493
Other non-interest expense	56,921	50,719	62,240
Total non-interest expense	$547,575	$457,189	487,089

Employee compensation and benefits
Employee compensation and benefits increased by $26.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to higher variable compensation accruals for both incentives and regular annual discretionary bonuses in 2021. Additionally, the Company paid a special bonus in the fourth quarter of 2021 totaling $6.8 million.
Deposit insurance expense
Deposit insurance expense decreased by $3.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflecting a decrease in the assessment rate.
Professional Fees
Professional fees for the year ended December 31, 2021 includes $4.2 million related to a tax settlement with the state of Florida.
Technology and telecommunications
The increases in technology and telecommunications expense are reflective of a variety of technology investments including digital, payments and data analytics capabilities.
Discontinuance of cash flow hedges
We recognized a loss on discontinuance of cash flow hedges totaling $44.8 million related to the termination of pay-fixed interest rate swaps with a notional amount of $401 million at a weighted average pay rate of 3.24% during the fourth quarter of 2021.
Depreciation and impairment of operating lease equipment
Depreciation and impairment of operating lease equipment for the year ended December 31, 2021 included an impairment charge of $2.8 million related to certain sand cars.
Income Taxes
The provision for income taxes for the years ended December 31, 2021 and 2020 was $34.4 million and $51.5 million, respectively. The Company's effective income tax rate was 7.66% and 20.66% for the years ended December 31, 2021, and 2020, respectively. The effective income tax rate for the year ended December 31, 2021 was impacted by a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and a reduction in the liability for unrecognized tax benefits arising primarily from expiration of statutes of limitation in the Federal and certain state jurisdictions. See Note 9 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
For the year ended December 31, 2021 we saw growth in total deposits of $1.9 billion, with non-interest bearing demand deposits increasing by $2.0 billion. Borrowings decreased by $1.2 billion and liquidity was deployed into the securities portfolio, which grew by $888 million. Total loans declined by $101 million for 2021; however, there was a shift in loan portfolio composition as the residential portfolio grew by $2.0 billion and the commercial portfolio in the aggregate declined by $2.1 billion. These trends were continuations of those seen in the prior year, and reflective of the environment predicated by the COVID-19 pandemic as systemic liquidity grew, residential loan demand and the residential housing market remained strong, while commercial loan demand was muted and our risk appetite for commercial lending was more limited. The shift in deposit mix is also consistent with management's key strategic objective of growing non-interest bearing deposits and improving the overall quality of the deposit base.
Led by growth in average investment securities, average interest-earning assets increased by $1.3 billion to $34.1 billion for the year ended December 31, 2021 from $32.8 billion for the year ended December 31, 2020, while average interest bearing liabilities declined by $1.8 billion over the same period. Average non-interest bearing deposits increased by $2.7 billion to $8.5 billion for the year ended December 31, 2021.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated:

	December 31, 2021		December 31, 2020
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$114,385	$111,660	$79,919	$80,851
U.S. Government agency and sponsored enterprise residential MBS	2,093,283	2,097,796	2,389,450	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	861,925	856,899	531,724	539,354
Private label residential MBS and CMOs	2,160,136	2,149,420	982,890	998,603
Private label commercial MBS	2,604,690	2,604,010	2,514,271	2,526,354
Single family real estate-backed securities	474,845	476,968	636,069	650,888
Collateralized loan obligations	1,079,217	1,078,286	1,148,724	1,140,274
Non-mortgage asset-backed securities	151,091	152,510	246,597	253,261
State and municipal obligations	205,718	222,277	213,743	235,709
SBA securities	184,296	183,595	233,387	231,545
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,939,586	9,943,421	$8,986,774	9,072,409
Marketable equity securities		120,777		104,274
		$10,064,198		$9,176,683

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2021 was 4.2 years and the effective duration of the portfolio was 1.5 years.

The investment securities available for sale portfolio was in a net unrealized gain position of $3.8 million at December 31, 2021. Net unrealized gains at December 31, 2021 included $55.4 million of gross unrealized gains and $51.6 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at December 31, 2021 had an aggregate fair value of $5.3 billion. The ratings distribution of our AFS securities portfolio at December 31, 2021 is depicted in the chart below:

Ratings Distribution

A
2%
AA
7%
Government and Agency
33%
AAA
58%

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
We do not intend to sell securities in significant unrealized loss positions at December 31, 2021. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.

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
Private Label Securities
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at December 31, 2021. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired private label securities. This analysis was based on a scenario that we believe to be more severe than our reasonable and supportable economic forecast at December 31, 2021, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, other collateral quality measures, loss severity, recovery lag and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, none of the private label AFS securities in unrealized loss positions were projected to sustain credit losses at December 31, 2021.
The following table presents subordination levels and average internal stress scenario losses for select portfolio segments at December 31, 2021:

	Subordination			Weighted Average Stress Scenario Loss
	Minimum	Maximum	Average
Private label residential MBS and CMO	3.0%	49.6%	15.3%	1.6%
Private label CMBS	30.0%	62.1%	40.3%	7.2%
Single family real estate-backed securities	40.5%	47.6%	44.0%	8.9%
CLOs	39.5%	46.0%	42.4%	9.2%
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of December 31, 2021. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.67%	—%	—%	—%	0.67%
U.S. Government agency and sponsored enterprise residential MBS	0.83%	0.83%	0.74%	0.65%	0.79%
U.S. Government agency and sponsored enterprise commercial MBS	1.03%	1.71%	0.91%	1.41%	1.11%
Private label residential MBS and CMOs	1.38%	1.39%	1.61%	1.61%	1.40%
Private label commercial MBS	2.21%	1.79%	2.14%	3.05%	1.88%
Single family real estate-backed securities	1.69%	2.31%	2.40%	—%	2.32%
Collateralized loan obligations	1.62%	1.92%	1.89%	—%	1.90%
Non-mortgage asset-backed securities	2.92%	2.64%	1.23%	—%	2.18%
State and municipal obligations	2.91%	3.87%	4.52%	3.99%	3.99%
SBA securities	1.30%	1.25%	1.16%	1.02%	1.23%
	1.46%	1.63%	1.30%	1.24%	1.52%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	December 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$8,368,380	35.2%	$6,348,222	26.6%
Multi-family	1,154,738	4.9%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,381,610	18.4%	4,963,273	20.8%
Construction and land	165,390	0.7%	293,307	1.2%
Owner occupied commercial real estate	1,944,658	8.2%	2,000,770	8.4%
Commercial and industrial	4,790,275	20.2%	4,447,383	18.6%
PPP	248,505	1.0%	781,811	3.3%
Pinnacle	919,641	3.9%	1,107,386	4.6%
Bridge - franchise finance	342,124	1.4%	549,733	2.3%
Bridge - equipment finance	357,599	1.5%	475,548	2.0%
Mortgage warehouse lending	1,092,133	4.6%	1,259,408	5.3%
Total loans	23,765,053	100.0%	23,866,042	100.0%
Allowance for credit losses	(126,457)		(257,323)
Loans, net	$23,638,596		$23,608,719
For the year ended December 31, 2021, total loans declined by $101 million, while total loans, excluding the PPP, grew by $432 million.
Growth in residential and other consumer loans for the year ended December 31, 2021 totaled $2.0 billion, including $603 million in GNMA early buyout loans. In the aggregate, excluding PPP, commercial loans declined by $1.6 billion for the year ended December 31, 2021. Line utilization remained below historical levels and accelerated prepayment activity continued. MWL line utilization declined to 56% at December 31, 2021 compared to 62% at December 31, 2020, we believe related to some normalization in this segment after a period of high refinance activity.
PPP loans declined by $533 million during the year ended December 31, 2021, resulting primarily from full or partial forgiveness on loans under the First and Second Draw programs.

Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
1-4 single family residential	$6,338,225	$4,922,836
Government insured residential	2,023,221	1,419,074
Other consumer loans	6,934	6,312
	$8,368,380	$6,348,222
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2021, $697 million or 11% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $2.0 billion at December 31, 2021. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
See Note 4 to the consolidated financial statements for information about geographic concentrations in the 1-4 single family residential portfolio.
The following table presents a breakdown of the 1-4 single family residential mortgage portfolio, excluding government insured residential loans, categorized between fixed rate loans and ARMs at the dates indicated below (dollars in thousands):

	December 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Fixed rate loans	$3,298,689	52.0%	$1,807,071	36.7%
ARM loans	3,039,536	48.0%	3,115,765	63.3%
	$6,338,225	100.0%	$4,922,836	100.0%
The shift from a higher proportion of ARM loans to a higher proportion of fixed rate loans is broadly reflective of borrower preferences in a low interest rate environment.

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
The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at December 31, 2021 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,810,187	32%	60%	25%	15%	2.72	64.1%
Multi-family	1,224,281	21%	42%	53%	5%	2.09	59.2%
Retail	1,075,466	19%	56%	35%	9%	1.75	70.2%
Warehouse/Industrial	856,133	15%	64%	24%	12%	2.41	57.6%
Hotel	546,568	10%	82%	10%	8%	1.54	60.0%
Other	189,103	3%	55%	37%	8%	2.47	57.2%
	$5,701,738	100%	58%	33%	9%	2.23	62.6%
DSCRs and LTVs in the table above are based on the most recent information available. Geographic distribution in the table above is based on location of the underlying collateral property.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented 0.7% of the total loan portfolio at December 31, 2021.

Included in the table above are approximately $122 million of mixed-use properties in New York, consisting of $57 million categorized as multi-family, $46 million categorized as retail and $19 million categorized as office. The New York multi-family portfolio included $474 million of loans collateralized by properties with some or all of the units subject to rent regulation at December 31, 2021, substantially all of which were stabilized properties.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at December 31, 2021 (in thousands):

DSCR
Less than 1.00	$81,280
1.00 - 1.24	198,759
1.25 - 1.50	134,398
1.51 or greater	29,048
$443,485

LTV
Less than 50%	$89,019
50% - 65%	116,796
66% - 75%	153,042
More than 75%	84,628
$443,485

The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of rent regulation reform. Loans with DSCR less than 1.00 may be those with temporary rent deferments, unit vacancies or increases in expenses exceeding rental receipts, such as real estate taxes. Certain types of ancillary income are excluded from the DSCR calculations.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $3.2 billion at December 31, 2021, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the commercial and industrial portfolio by industry, including $1.9 billion of owner-occupied commercial real estate loans, at December 31, 2021 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,154,658	17.1%
Educational Services	644,453	9.6%
Wholesale Trade	629,289	9.3%
Transportation and Warehousing	479,517	7.1%
Health Care and Social Assistance	461,612	6.9%
Information	436,362	6.5%
Manufacturing	433,444	6.4%
Real Estate and Rental and Leasing	365,178	5.4%
Utilities	299,988	4.5%
Construction	264,006	3.9%
Retail Trade	263,306	3.9%
Professional, Scientific, and Technical Services	255,309	3.8%
Other Services (except Public Administration)	247,396	3.7%
Public Administration	198,997	3.0%
Accommodation and Food Services	189,126	2.8%
Arts, Entertainment, and Recreation	171,274	2.5%
Administrative and Support and Waste Management	169,504	2.5%
Other	71,514	1.1%
	$6,734,933	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 53% and 40% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.
The following table presents the franchise portfolio by concept at December 31, 2021:

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$50,747	14.8%
Dunkin Donuts	18,155	5.3%
Ram Restaurant and Brewery	13,294	3.9%
Little Caesars	12,723	3.7%
Jimmy John's	12,583	3.7%
Other	75,293	22.0%
	$182,795	53.4%
Non-restaurant concepts:
Planet Fitness	$95,049	27.8%
Orange Theory Fitness	40,351	11.8%
Other	23,929	7.0%
	159,329	46.6%
	$342,124	100.0%

The Company has originated PPP loans under both the First and Second Draw Programs. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. PPP loans have terms of 2 and 5 years under the First and Second Draw Programs, respectively, and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. The following table summarizes PPP loan balances at December 31, 2021, and the amount of interest income related to accelerated amortization of origination fees on loans that were partially or fully forgiven, under each program during the year ended December 31, 2021 (in thousands):

	December 31, 2021			Year Ended December 31,2021
	UPB	Deferred Origination Fees	Amortized Cost	Fees Recognized On Forgiveness
First Draw Program	$30,566	$(65)	$30,501	$7,963
Second Draw Program	223,522	(5,518)	218,004	1,942
	$254,088	$(5,583)	$248,505	$9,905
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 58% and 33% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 37% and 23% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.
The following table presents the five states with the largest concentration of commercial loans and leases originated through Bridge, Pinnacle and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	December 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$546,093	20.1%	$609,419	18.0%
Florida	223,910	8.3%	330,587	9.7%
NY Tri State Area	291,572	10.8%	545,458	16.1%
Ohio	196,189	7.2%	194,558	5.7%
North Carolina	159,014	5.9%	137,233	4.0%
All Others	1,294,719	47.7%	1,574,820	46.5%
	$2,711,497	100.0%	$3,392,075	100.0%

Loan Maturities
The following table sets forth, as of December 31, 2021, the maturity distribution of our loan portfolio by category, excluding government insured residential loans. Commercial and other consumer loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of residential loans have been adjusted for an estimated rate of voluntary prepayments, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential and other consumer:
1-4 single family residential	$1,113,990	$2,838,480	$2,059,273	$326,482	$6,338,225
Other consumer loans	613	5,723	513	85	6,934
	1,114,603	2,844,203	2,059,786	326,567	6,345,159
Commercial:
Multi-family	205,201	543,708	404,440	1,389	1,154,738
Non-owner occupied commercial real estate	705,113	2,856,427	783,347	36,723	4,381,610
Construction and land	43,712	62,010	43,489	16,179	165,390
Owner occupied commercial real estate	114,188	653,262	1,050,628	126,580	1,944,658
Commercial and industrial	821,968	3,186,756	682,017	99,534	4,790,275
PPP	30,501	218,004	—	—	248,505
Pinnacle	24,551	293,259	562,298	39,533	919,641
Bridge - franchise finance	19,990	191,267	130,867	—	342,124
Bridge - equipment finance	17,893	230,807	108,899	—	357,599
Mortgage warehouse lending	1,080,844	11,289	—	—	1,092,133
	3,063,961	8,246,789	3,765,985	319,938	15,396,673
	$4,178,564	$11,090,992	$5,825,771	$646,505	$21,741,832

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2021 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential and other consumer:
1-4 single family residential	$2,870,261	$2,353,974	$5,224,235
Other consumer loans	4,861	1,460	6,321
	2,875,122	2,355,434	5,230,556
Commercial:
Multi-family	546,252	403,285	949,537
Non-owner occupied commercial real estate	1,974,776	1,701,721	3,676,497
Construction and land	42,256	79,422	121,678
Owner occupied commercial real estate	1,294,393	536,077	1,830,470
Commercial and industrial	1,409,915	2,558,392	3,968,307
PPP	218,004	—	218,004
Pinnacle	895,090	—	895,090
Bridge - franchise finance	235,848	86,286	322,134
Bridge - equipment finance	299,999	39,707	339,706
Mortgage warehouse lending	—	11,289	11,289
	6,916,533	5,416,179	12,332,712
	$9,791,655	$7,771,613	$17,563,268
Excluded from the tables above are government insured residential loans. Resolution of these loans is generally accomplished through the re-securitization and sale of the loans after they re-perform, either through modification or self-cure, or through pursuit of the applicable guarantee.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $641 million at December 31, 2021, including off-lease equipment, net of accumulated depreciation of $107 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. Our operating lease customers are North American commercial end users. We have a total of 5,061 railcars with a carrying value of $368 million at December 31, 2021, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas. The largest concentrations of rail cars were 2,400 hopper cars and 1,589 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.

The chart below presents operating lease equipment by type at the dates indicated:
At December 31, 2021, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2022	$66,995
2023	78,071
2024	33,524
2025	93,997
2026	75,552
Thereafter through 2034	185,240
$533,379
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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The Company utilizes a 16-grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful. Since the onset of the COVID-19 pandemic, risk ratings have been re-evaluated for the substantial majority of the commercial portfolio, in some cases more than once, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals or modifications in light of the pandemic. We continue to closely monitor the risk rating of commercial loans in light of the evolving COVID-19 situation.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$13,934,369	90.5%	$14,832,025	84.6%	$17,054,702	97.5%
Special mention	148,593	1.0%	711,516	4.1%	72,881	0.4%
Substandard accruing	1,136,378	7.4%	1,758,654	10.0%	180,380	1.0%
Substandard non-accruing	129,579	0.8%	203,758	1.2%	185,906	1.1%
Doubtful	47,754	0.3%	11,867	0.1%	—	—%
	$15,396,673	100.0%	$17,517,820	100.0%	$17,493,869	100.0%
Our internal risk ratings at December 31, 2021 continued to be influenced by the impact of the COVID-19 pandemic and the measures and restrictions employed to contain the spread of the virus on the economy, our borrowers and the sectors in which they operate. Management has taken what we believe to be a proactive and objective approach to risk rating the commercial loan portfolio since the onset of the pandemic. Levels of criticized and classified loans, particularly in the special mention and substandard accruing categories, increased over the course of 2020 as a direct result of the impact of the COVID-19 pandemic. As expected given the trajectory of the economic recovery, levels of criticized and classified loans have declined during the year ended December 31, 2021 by $1.2 billion. If the economic recovery and its impact on individual borrowers evolve in line with our current expectations and economic forecast, we would expect to see the level of criticized and classified loans continue to decline in 2022. However, uncertainty remains around the future trajectory of the COVID-19 virus and the economic recovery. In light of that uncertainty, it is possible that criticized and classified loan levels may not decline or that they may increase.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	December 31, 2021		December 31, 2020
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$760	0.1%	$68,413	11.0%
Retail	—	—%	86,935	6.4%
Multi-family	—	—%	36,335	2.2%
Office	27,001	1.5%	37,943	1.8%
Industrial	—	—%	9,440	1.1%
Other	4,501	3.7%	38,010	45.4%
	32,262		277,076
Owner occupied commercial real estate	14,010	0.7%	156,837	7.8%
Commercial and industrial	102,321	2.1%	169,605	3.8%
Bridge - franchise finance	—	—%	71,593	13.0%
Bridge - equipment finance	—	—%	36,405	7.7%
	$148,593		$711,516

Substandard accruing:
CRE
Hotel	$200,486	36.7%	$400,468	64.4%
Retail	140,081	13.0%	276,149	20.4%
Multi-family	173,536	15.0%	218,532	13.3%
Office	83,121	4.6%	40,477	1.9%
Industrial	1,009	0.1%	13,902	1.7%
Other	5,803	2.2%	28,505	12.6%
	604,036		978,033
Owner occupied commercial real estate	160,159	8.2%	177,575	8.9%
Commercial and industrial	250,644	5.2%	285,925	6.4%
Bridge - franchise finance	80,864	23.6%	242,234	44.1%
Bridge - equipment finance	40,675	11.4%	74,887	15.7%
	$1,136,378		$1,758,654

Payment Deferrals and Modifications
We believe, in the current environment, information about loans that are on temporary payment deferral or have been modified as a result of the COVID-19 pandemic provides additional insight into segments or sub-segments of the portfolio that experienced some level of stress related to the pandemic and into how those loans are performing as the economy recovers. The following table summarizes deferral and modification activity in the commercial portfolio, as of December 31, 2021 and 2020 (dollars in thousands):

	Under CARES Act Modification at December 31, 2021 (1)	% of Portfolio Segment at December 31, 2021	Under Short Term Deferral or CARES Act Modification at December 31, 2020	Loans That Have Rolled Off of CARES Act Modification
CRE by Property Type:
Retail	$—	—%	$47,068	$18,513
Hotel	14,828	3%	344,547	328,526
Office	—	—%	47,949	44,660
Multifamily	7,315	1%	15,776	16,698
Other	—	—%	1,789	—
Total CRE	22,143	—%	457,129	408,397
C&I by Industry
Accommodation and Food Services	30,845	16%	14,737	—
Retail Trade	30,871	12%	18,261	3,380
Finance and Insurance	23,101	5%	17,550	9,908
Other	53,582	7%	84,107	61,502
Total C&I	138,399	2%	134,655	74,790
Bridge - franchise finance	27,881	8%	45,613	24,817
Total Commercial	$188,423	1%	$637,397	$508,004

(1)    There were no loans under short term deferral at December 31, 2021.
All of the loans that have rolled off of modification as shown in the table above have paid off or resumed regular payments. CARES Act modifications represent modifications for periods greater than 90 days and most commonly have taken the form of 9 to 12 month interest only periods. The majority of loan modifications that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act, which expired effective January 1, 2022.
Operating Lease Equipment, net
Seven operating leases with a carrying value of assets under lease totaling $43 million, all of which were exposures to the energy industry, were internally risk rated substandard at December 31, 2021. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. During the years ended December 31, 2021 and 2020, impairment charges recognized related to operating lease equipment were $2.8 million and $0.7 million, respectively.
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
Bridge had exposure to the energy industry of $297 million at December 31, 2021. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $258 million. The remaining energy exposure, totaling approximately $39 million was comprised of loans and direct or sales type finance leases.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at December 31, 2021:
FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2021. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At December 31, 2021, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 83% primary residence, 6% second homes and 11% investment properties.

1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $76 million and $66 million at December 31, 2021 and 2020, respectively. The amount of these loans 90 days or more past due was $17 million and $9 million at December 31, 2021 and 2020, respectively. Delinquency statistics as of December 31, 2021 may not be fully reflective of the impact of the COVID-19 pandemic on residential borrowers due to payment deferral programs. Loans on deferral that are in compliance with the terms of the deferral program are not reported as delinquent.
At December 31, 2021, $33 million or less than 1% of 1-4 single family residential loans, excluding government insured residential loans, remained under short-term deferral or had been modified due to the COVID-19 pandemic. Through December 31, 2021, $533 million of residential loans, excluding government insured loans, had been granted at least one short term payment deferral. The following table presents information about residential loans granted payment deferrals as a result of the COVID-19 pandemic as of December 31, 2021, excluding government insured residential loans (dollars in thousands):

	Loans That Have Rolled Off of Short-Term Deferral or CARES Act Modification
Loans Under Short-Term Deferral or CARES Act Modification (1)	Paid Off or Paying as Agreed		Not Resumed Regular Payments
Balance	Balance	% of Loans Rolled Off Short-Term Deferral	Balance	% of Loans Rolled Off Short-Term Deferral
$32,865	$478,807	96%	$21,062	4%

(1)    Includes $11 million of loans under short-term deferral and $22 million of loans modified under the CARES Act that are continuing to make payments at December 31, 2021.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	December 31, 2021	December 31, 2020
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$26,988	$26,842
Other consumer loans	1,565	1,986
Total residential and other consumer loans	28,553	28,828
Commercial:
Multi-family	10,865	24,090
Non-owner occupied commercial real estate	39,251	64,017
Construction and land	5,164	4,754
Owner occupied commercial real estate	20,453	23,152
Commercial and industrial	68,720	54,584
Bridge - franchise finance	32,879	45,028
Total commercial loans	177,332	215,625
Total non-accrual loans	205,885	244,453
Loans past due 90 days and still accruing	24	—
Total non-performing loans	205,909	244,453
OREO and repossessed assets	2,275	3,138
Total non-performing assets	$208,184	$247,591

Non-performing loans to total loans (1)	0.87%	1.02%
Non-performing assets to total assets (1)	0.58%	0.71%
ACL to total loans	0.53%	1.08%
ACL to non-performing loans	61.41%	105.26%
Net charge-offs to average loans	0.29%	0.26%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $46.1 million or 0.19% of total loans and 0.13% of total assets, at December 31, 2021, and $51.3 million or 0.22% of total loans and 0.15% of total assets, at December 31, 2020.

Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $730 million and $562 million at December 31, 2021 and 2020, respectively.
Decreases in the ratio of the ACL to total loans and the ACL to non-performing loans for the year ended December 31, 2021 were attributable to the recovery of provision for credit losses and charge-offs recognized during the year. See "Results of Operations - Provision for Credit Losses" above and “Analysis of the Allowance for Credit Losses” below for further discussion of trends in the Provision for Credit Losses and the ACL.
At December 31, 2021, the ratios of non-performing loans to total loans and non-performing assets to total assets had declined to at or below pre-pandemic levels. The following chart presents trends in non-performing loans and non-performing assets:
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
Under inter-agency and authoritative guidance and consistent with the CARES Act, short-term deferrals or modifications related to COVID-19 were typically not categorized as TDRs. Additionally, section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, effectively suspended the guidance related to TDRs codified in ASC 310-40 until the earlier of January 1, 2022 or sixty days after the date of the suspension of the declared state of emergency related to the COVID-19 pandemic. None of the COVID-19 related deferrals the Company has granted to date that fall under these provisions have been categorized as TDRs. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals and Modifications" and "Asset Quality - Residential and Other Consumer Loans" for further discussion.
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	December 31, 2021			December 31, 2020
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	449	$79,524	$87	342	$57,017	$94
Commercial	16	29,309	1,377	25	55,515	15,630
	465	$108,833	$1,464	367	$112,532	$15,724

(1)    Includes 435 government insured residential loans modified in TDRs totaling $76.4 million at December 31, 2021, and 326 government insured residential loans modified in TDRs totaling $52.8 million at December 31, 2020.
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
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complies with interagency guidance and the CARES Act under which we have provided temporary relief, and in some cases longer term modifications, on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further details about COVID-19 related payment deferrals and modifications. Under the inter-agency guidance and consistent with the CARES Act, deferrals or modifications related to COVID-19 will generally not be categorized as TDRs. Loans subject to these temporary deferrals or modifications, if in compliance with the contractual terms of the deferral or modification agreements, will typically not be reported as past due or non-performing. The CARES Act expired effective January 1, 2022.

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
The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (in thousands):

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2018	$10,788	$7,399	$30,258	$1,378	$9,799	$34,316	$875	$5,560	$9,558	$109,931
Provision for (recovery of) credit losses	154	(2,375)	(4,402)	(538)	(1,770)	15,130	(155)	5,367	(2,507)	8,904
Charge-offs	—	—	(2,762)	(76)	(827)	(12,112)	—	(1,764)	—	(17,541)
Recoveries	212	—	146	—	864	6,151	—	—	4	7,377
Balance at December 31, 2019	11,154	5,024	23,240	764	8,066	43,485	720	9,163	7,055	108,671
Impact of adoption of ASU 2016-13	8,098	(780)	(13,442)	1,854	23,240	8,841	(309)	(133)	(64)	27,305
Balance at January 1, 2020	19,252	4,244	9,798	2,618	31,306	52,326	411	9,030	6,991	135,976
Provision for (recovery of) credit losses	(556)	38,224	59,200	666	(1,463)	35,390	(107)	44,976	6,009	182,339
Charge-offs	(31)	(2,643)	(7,681)	—	(1,178)	(33,188)	—	(18,125)	(6,756)	(69,602)
Recoveries	54	2	190	—	132	7,669	—	450	113	8,610
Balance at December 31, 2020	18,719	39,827	61,507	3,284	28,797	62,197	304	36,331	6,357	257,323
Provision for (recovery of) credit losses	(9,241)	(32,077)	(33,466)	(2,253)	(6,844)	31,180	(134)	(8,857)	(2,764)	(64,456)
Charge-offs	(304)	(6,470)	(2,697)	—	(471)	(50,563)	—	(10,745)	—	(71,250)
Recoveries	13	232	924	—	156	3,498	—	17	—	4,840
Balance at December 31, 2021	$9,187	$1,512	$26,268	$1,031	$21,638	$46,312	$170	$16,746	$3,593	$126,457

Net Charge-offs to Average Loans
Year Ended December 31, 2019	—%	—%	0.05%	0.03%	—%	0.12%	—%	0.31%	—%	0.05%
Year Ended December 31, 2020	—%	0.14%	0.15%	—%	0.05%	0.42%	—%	2.86%	1.13%	0.26%
Year Ended December 31, 2021	—%	0.46%	0.04%	—%	0.02%	0.82%	—%	2.34%	—%	0.29%

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	December 31, 2021		December 31, 2020		January 1, 2020(1)
	Total	%(2)	Total	%(2)	Total	%(2)
Residential and other consumer	$9,187	35.2%	$18,719	26.6%	$19,252	24.5%

Multi-family	1,512	4.9%	39,827	6.9%	4,244	9.6%
Non-owner occupied commercial real estate	26,268	18.4%	61,507	20.8%	9,798	21.7%
Construction and land	1,031	0.7%	3,284	1.2%	2,618	1.1%
CRE	28,811		104,618		16,660

Owner occupied commercial real estate	21,638	8.2%	28,797	8.4%	31,306	8.9%
Commercial and industrial	46,312	25.8%	62,197	27.2%	52,326	23.4%
Pinnacle	170	3.9%	304	4.6%	411	5.2%
Bridge - franchise finance	16,746	1.4%	36,331	2.3%	9,030	2.6%
Bridge - equipment finance	3,593	1.5%	6,357	2.0%	6,991	3.0%
Commercial	88,459		133,986		100,064
	$126,457	100.0%	$257,323	100.0%	$135,976	100.0%

(1)Adoption date of ASU 2016-13.
(2)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	December 31, 2021	December 31, 2020	January 1, 2020
Residential and other consumer	0.11%	0.29%	0.34%
Commercial:
Commercial real estate	0.51%	1.52%	0.22%
Commercial and industrial	0.84%	1.07%	1.12%
Pinnacle	0.02%	0.03%	0.03%
Bridge - franchise finance	4.90%	6.61%	1.44%
Bridge - equipment finance	1.00%	1.34%	1.02%
Total commercial	0.76%	1.36%	0.67%
	0.53%	1.08%	0.59%

Significant offsetting factors contributing to the change in the ACL during the year ended December 31, 2021 are depicted in the chart below (in millions):

Net Portfolio Migration
$35.7
Portfolio and Assumption Changes
($32.4)
Economic Forecast
($70.7)
Net Charge-Offs
($66.4)
Change in Qualitative Overlay
$3.0
$257.3
$126.5
• Risk rating migration
• Changes in specific reserves
• Changes in underlying assumptions
• New loans
• Exits/runoff
• Portfolio seasoning
• Changes in borrower financial condition
• Changes in portfolio composition
• Resi loans exiting deferral
• Current market adjustment
• Changes to forward path of economic forecast
ACL
12/31/20
ACL
12/31/21
% of Total Loans
1.08%
0.53%

Changes in the ACL during the year ended December 31, 2021
As depicted in the chart above, the primary reasons for the decrease in the ACL from December 31, 2020 to December 31, 2021 were improvements in the economy and the economic forecast and net charge-offs. Other largely offsetting factors impacting the change in the ACL included (i) changes in portfolio composition including the decline in commercial loan balances and shift into residential as a percentage of the portfolio, (ii) increases in specific reserves and (iii) improved borrower financial performance as reflected in the reduction in criticized and classified assets.
The ACL for residential and other consumer loans decreased by $9.5 million during the year ended December 31, 2021, from 0.29% to 0.11% of loans. This decrease was primarily driven by improved HPI and the impact of loans that rolled off of deferral and resumed regular payments.
The ACL for the CRE portfolio sub-segment, including multi-family, non-owner occupied CRE and construction and land, decreased by $75.8 million during the year ended December 31, 2021, from 1.52% to 0.51% of loans. The decrease in the ACL for CRE related to (i) changes in portfolio composition resulting from payoffs and improvements in the credit quality of existing loans as reflected in the reduction in criticized and classified loans, (ii) improvements in the commercial property forecasts, particularly vacancy rates in the multi-family and retail segments, (iii) improvements in economic conditions and the economic forecast related to unemployment and interest rates; and (iv) net charge-offs.
The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, decreased by $23.0 million during the year ended December 31, 2021, from 1.07% to 0.84% of loans. Significant factors contributing to the decrease included net charge-offs and improvements in economic conditions.
The ACL for the BFG franchise finance decreased by $19.6 million during the year ended December 31, 2021, from 6.61% to 4.90% of loans. This decrease is primarily attributed to improved levels of criticized and classified loans and net charge-offs.
The estimate of the ACL at December 31, 2021 was informed by economic scenarios published in December 2021, economic information provided by additional sources, information about borrower financial condition and collateral values, data reflecting the impact of recent events on individual borrowers and other relevant information. The economic forecast used in modeling the ACL as of December 31, 2021 was a third-party provided baseline forecast. Some of the assumptions and data points informing the reasonable and supportable economic forecast used in estimating the ACL at December 31, 2021 included:
•Labor market assumptions, which reflected national unemployment at 3.9% for the first quarter of 2022, steadily declining to normalized levels of full employment of 3.5% through the end of 2022;
•Annualized growth in GDP at 5.4% for the first quarter of 2022, normalizing to an average of 3.5% through 2022;
•VIX trending at stabilized levels through the forecast horizon; and
•S&P 500 averaging near 4,300 through the reasonable and supportable forecast period.
Additional variables and assumptions not explicitly stated also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level, many of the variables are regionalized at the market and submarket level in the models.
Changes in the ACL since the adoption of ASU 2016-13
The ACL decreased from $136.0 million or 0.59% of total loans at January 1, 2020, the date of adoption of ASU 2016-13, to $126.5 million or 0.53% of total loans at December 31, 2021. This decrease is primarily attributed to lower loss rates on pass-rated loans. Factors leading to those lower loss rates included, but were not necessarily limited to:
•For commercial portfolio segments:
◦a decrease in weighted average remaining lives for most segments;
◦a decrease in the amount of loans outstanding;
◦an improved economic forecast as compared to the date of adoption, particularly with respect to unemployment and stock market volatility;
◦an improved commercial property forecast; and
◦reduced "through the cycle" PDs due to improvements, on balance, in our pass-rated commercial borrowers' financial condition.
•For the residential segment:
◦improved unemployment forecasts;
◦improved HPI path; and
◦an increased proportion of government insured loans, which carry no reserves, as a percentage of total residential loans.
For additional information about the ACL, see Note 4 to the consolidated financial statements.

Deposits
A further breakdown of deposits at the dates indicated is shown below:
The estimated amount of uninsured deposits at December 31, 2021 and December 31, 2020 was $20.2 billion and $17.4 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $603 million and $1.1 billion at December 31, 2021 and December 31, 2020, respectively. The following table shows scheduled maturities of uninsured time deposits as of December 31, 2021 (in thousands):

Three months or less	$301,945
Over three through six months	225,861
Over six through twelve months	109,699
Over twelve months	21,079
$658,584
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of December 31, 2021 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2022 - One month or less	$1,210,000	0.18%
2022 - Over one month	595,000	0.20%
Thereafter	100,000	0.41%
Total contractual balance outstanding	$1,905,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of December 31, 2021 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2022	$210,000	2.48%
2023	255,000	2.35%
2024	210,000	1.69%
2025	275,000	1.88%
2026	130,000	1.93%
Thereafter	25,000	2.49%
Cash flow hedges	$1,105,000	2.08%
During the year ended December 31, 2021, derivative positions designated as cash flow hedges with a notional amount totaling $401 million, at a weighted average pay rate of 3.24%, were discontinued following the Company's determination that the related forecasted transactions were not probable of occurring.
The Bank utilizes federal funds purchased to manage the daily cash position. See Note 7 to the consolidated financial statements for more information about the Company's FHLB advances and notes. Additionally, see Note 10 to the consolidated financial statements for more information about derivative instruments the Company uses to manage risk.
Liquidity and Capital Resources
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. FRB discount window borrowings provide an additional source of contingent liquidity. For the years ended December 31, 2021, 2020 and 2019 net cash provided by operating activities was $1.2 billion, $864 million and $636 million, respectively.
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
The ALM policy establishes limits or operating thresholds for a number of measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. The primary measures used to dimension liquidity risk are the ratio of available liquidity to volatile liabilities and a liquidity stress test coverage ratio. Other measures employed to monitor and manage liquidity include but are not limited to a 30-day total liquidity ratio, a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. At December 31, 2021, BankUnited was operating within acceptable thresholds and limits as prescribed by the ALM policy for each of these measures.
The ALM policy stipulates that BankUnited’s liquidity is considered within policy limits or thresholds if the available liquidity/volatile liabilities ratio, 30-day total liquidity ratio and one-year liquidity ratios exceed 100%. At December 31, 2021, BankUnited’s available liquidity/volatile liabilities ratio was 328%, the 30-day total liquidity ratio was 250% and the one-year liquidity ratio was 347%. The ALM policy also prescribes that the liquidity stress test coverage ratio exceed 100%; at December 31, 2021, that ratio was 187%. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.

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
The following table presents the Company's material cash requirements for the following twelve months as of December 31, 2021 (in thousands):

Interest on term deposits	$8,408
FHLB advances(1)	1,808,783
Notes and other borrowings(1)	38,348
Operating lease obligations	20,657
$1,876,196

(1)Includes interest.to be paid on the outstanding contractual obligation.
At December 31, 2021, the Company had $3.6 billion in term deposits with a contractual maturity of twelve months or less. The majority of term deposits are expected to roll over into new instruments; this amount therefore does not represent future anticipated cash requirements. Additionally, as discussed in Note 15 to the consolidated financial statements, the Bank had $497 million in outstanding commitments to fund loans and $3.9 billion in unfunded commitments under existing lines of credit at December 31, 2021. Many of these commitments are expected to expire without being fully funded and, therefore, also do not necessarily represent future cash requirements.
We expect that our liquidity needs and cash requirements will continue to be satisfied over the next twelve months through the sources of funds described above.
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2021 and 2020, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. The Company has elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. See Note 13 to the consolidated financial statements for more information about the Company's and the Bank's regulatory capital ratios.
We believe we are well positioned, from a capital perspective, to withstand a severe downturn in the economy. We continue to evolve our stress testing framework and adapt it to evolving macro-economic conditions as necessary. The majority of our commercial portfolio is subject to quarterly stress test analysis. On an annual basis, we also run a rigorous stress test of our entire balance sheet and, where applicable, we incorporate considerations for evolving macro-economic themes. The most recent balance sheet wide stress test was performed in mid-2021 for the portfolio as of December 31, 2020 using the 2021 DFAST severely adverse scenario. The results of this stress test projected regulatory capital ratios in excess of all well capitalized thresholds in the severely adverse scenario.
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
The Company’s ALM policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios, generally by policy plus and minus 100, 200, 300 and 400 basis points, are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At December 31, 2021, the most likely rate scenario assumed that all indices are floored at 0%. We did not apply the falling rate scenarios at December 31, 2021 due to the low level of current interest rates. The following table illustrates the thresholds set forth in the ALM policy and the impact on forecasted net interest income in the indicated simulated scenarios at December 31, 2021 and 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at December 31, 2021 - increase:
In year 1	N/A	2.5%	3.9%	4.3%	4.2%
In year 2	N/A	6.6%	11.5%	15.8%	20.4%
Model Results at December 31, 2020 - increase:
In year 1	N/A	2.9%	3.9%	3.2%	1.9%
In year 2	N/A	5.0%	7.8%	9.0%	9.5%
Management also simulates changes in EVE in various interest rate environments. The ALM policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates at December 31, 2021 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at December 31, 2021 and 2020:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at December 31, 2021 - increase (decrease):	N/A	0.4%	(1.0)%	(3.2)%	(5.0)%
Model Results at December 31, 2020 - increase (decrease):	N/A	0.8%	(2.0)%	(6.1)%	(10.0)%
These measures fall within an acceptable level of interest rate risk per the thresholds established in the ALM policy.
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
Derivative Financial Instruments
Interest rate swaps and caps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate liabilities and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At December 31, 2021, outstanding interest rate swaps and caps designated as cash flow hedges had an aggregate notional amount of $1.1 billion.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.4 billion at December 31, 2021. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
During the year ended December 31, 2021, the Company terminated $401 million in notional of pay-fixed interest rate swaps designated as cash flow hedges at a weighted average pay rate of 3.24%, These swaps were discontinued following the Company's determination that the hedged forecasted transactions were not probable of occurrence.
See Note 10 to the consolidated financial statements for additional information about derivative financial instruments.
LIBOR Transition
The FCA, which regulates LIBOR, continued the process of phasing out LIBOR by discontinuing the one-week and two-month LIBOR tenors effective December 31, 2021. The remaining tenors will be discontinued effective June 30, 2023. Banking regulators have indicated that an increase in the amount or extension of LIBOR exposures after December 31, 2021 may be considered an unsafe and unsound banking practice. To manage the Company's transition from LIBOR to one or more alternative reference rates, we established a cross-functional LIBOR transition working group that (i) assessed the Company's current exposure to LIBOR indexed instruments and the systems, models and processes that will be impacted; (ii) developed a formal governance structure for the transition; and (iii) established and began execution of a detailed transition implementation plan. We have taken the following actions, among others, to facilitate the transition to alternative reference rates by the Bank and our customers:
•     Evaluated the fallback language in all financial instruments referencing LIBOR, and effective January 2021, adopted the ARRC recommended hardwired approach fallback provisions incorporating SOFR pursuant to a waterfall for all bilateral commercial loans which provide for the determination of replacement rates for LIBOR-linked financial products;
•     Adhered to the 2020 ISDA IBOR Fallbacks Protocol to amend fallback language in all of our existing derivative counterparty agreements;
•     Adopted primarily SOFR based products and pricing for newly originated commercial loans and interest rate swaps for borrowers, purchases of residential mortgage loans and investment securities and derivative hedging instruments;
•     Implemented SOFR as the preferred alternative to LIBOR while continuing to evaluate the use of other alternative reference rates;
•Completed testing and implementation of replacement indices in applicable systems and models;
•Ceased quoting LIBOR to customers effective September 30, 2021 and ceased originating new products linked to LIBOR effective December 31, 2021;
•Established ongoing education of client-facing associates and customers; and
•Established a LIBOR transition burn-down plan for bilateral and agent loans based on the expected maturity date if maturing prior to March 2023 and planned transition dates for all others . For these loans we have begun to proactively contact our borrowers to transition to an alternative reference rate, and for participated loans where BankUnited is not the lead bank, we are commencing an outreach to lead banks in 2022.

The following table presents information about the Company's exposure to instruments that reference LIBOR as of December 31, 2021 (in thousands):

	Maturing
	Prior to June 30, 2023	After June 30, 2023	Total
Investment securities	$—	$4,972,906	$4,972,906
Non-marketable equity securities	87,600	—	87,600
Loans	2,100,939	6,517,972	8,618,911
FHLB advances	—	100,000	100,000
Interest rate derivative contracts (1)	550,600	3,796,800	4,347,400
	$2,739,139	$15,387,678	$18,126,817

(1)Represents notional amount.
Impact of the COVID-19 Pandemic
A discussion of how our Company has been, continues to be and may be impacted in the future by the COVID-19 pandemic follows. These matters are discussed in further detail, as applicable, throughout this Form 10-K. A more detailed discussion of the effects the COVID-19 pandemic had initially and during 2020 on our Company appears in the "Impact of the COVID-19 Pandemic and Our Response" section in the MD&A of the Company's 2020 Annual report on Form 10-K.
2021 was characterized broadly by economy recovery, evidenced by improving economic indicators such as GDP growth, unemployment and property valuations. Fiscal and monetary policy have remained accommodative, although there is uncertainty regarding their future trajectory. Inflationary pressures and supply chain disruptions are also contributing to uncertainty about the economy. Vaccines have been made widely available and many restrictions on social and economic activity have been lifted or relaxed. However, uncertainty remains regarding Omicron or other future variants of the COVID-19 virus that may emerge and the potential impact of any further threats to public health related to the virus.
Our results of operations and financial condition and our physical operations were impacted by the COVID-19 pandemic.
•The COVID-19 pandemic and its effect on the economy and our borrowers has impacted the provision for credit losses and the ACL. The provision for credit losses has been more volatile since the onset of the pandemic; deterioration in economic conditions led to a higher provision for credit losses during the year ended December 31, 2020, while improvement in economic conditions and our reasonable and supportable economic forecast contributed to a recovery of the provision for credit losses of $(67.1) million for the year ended December 31, 2021. There continues to be uncertainty as to the ultimate impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL. The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in the economic outlook and by the evolving impact of the pandemic and related events on individual borrowers in the portfolio.
•Levels of criticized and classified assets and non-performing assets increased in 2020, largely as a result of the impact or potential impact the pandemic had on our borrowers and certain portfolio sub-segments. Additionally, a significant number of borrowers requested and were granted relief in the form of temporary payment deferrals or modifications. Although levels of criticized and classified loans remain elevated compared to historical levels, criticized and classified loans declined by a total of $1.2 billion and loans on short-term deferral or subject to modification under the CARES Act declined by $589 million during the year ended December 31, 2021. Net charge-off levels have also increased since the onset of the pandemic. The full impact of the pandemic on levels of criticized and classified assets and charge-offs may not yet be known. See the section entitled "Asset Quality" for further discussion.
•The level of commercial loan origination activity, outside of our participation in the PPP, and line utilization have generally remained below pre-pandemic levels. While our pipelines have improved and we currently expect commercial loan growth to accelerate in 2022, the amount of growth we are able to achieve will depend at least to some extent on the future trajectory of the pandemic and on the pace and timing of economic recovery generally and its impact on existing and potential borrowers specifically.
•To date, we have not experienced constraints on liquidity related to the pandemic.
•The majority of our non-branch employees continue to work remotely. For the most part, our branches have resumed normal operations.

In response to the still evolving and uncertain situation predicated by the COVID-19 pandemic, we continue to do the following:
•We continue to operate under our business continuity plan, under the leadership of our executive management and to regularly update our Board on any new developments.
•At the onset of the pandemic, we implemented measures to ensure that our technology and internal controls continued to operate effectively. Those measures remain in place and to date, we have not experienced what we would characterize as major technology disruptions or identified instances in which our control environment failed to operate effectively.
•Enhanced liquidity monitoring protocols adopted at the onset of the pandemic remain in place.
•Enhanced loan portfolio management and monitoring and stress testing implemented in response to the pandemic remain in place.
•We continue to provide a variety of programs to keep our employees healthy and engaged.
•We are focused on planning for a successful return to office for employees who have worked largely remotely since the onset of the pandemic, and are planning to adopt a hybrid work model for most of our non-branch employees.
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

	December 31, 2021	December 31, 2020
Total stockholders’ equity	$3,037,761	$2,983,012
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,960,124	$2,905,375

Common shares issued and outstanding	85,647,986	93,067,500

Book value per common share	$35.47	$32.05

Tangible book value per common share	$34.56	$31.22

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of BankUnited, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of BankUnited, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description
The allowance for credit losses (“ACL”) is management's estimate of the current amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently subjective and uncertain. The measurement of expected credit losses encompasses information about historical events, current conditions, and reasonable and supportable economic forecasts. Factors that may be considered in determining the amount of the ACL include but are not limited to, product or collateral type, industry, geography, internal risk rating, credit characteristics such as credit scores or collateral values, delinquency rates, historical or expected credit loss patterns and other quantitative and qualitative factors considered to have an impact on the adequacy of the ACL and the ability of borrowers to repay their loans. The adequacy of the ACL is also dependent on the effectiveness of the underlying models used in determining the estimate.
Expected credit losses are estimated over the contractual terms of the loans using econometric models. The models employ a factor-based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type, and obligor characteristics, to estimate probability of default (“PD”) and loss given default (“LGD”). Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default. Measures of PD incorporate current conditions through market cycle or credit cycle adjustments. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating if the most current financial information available is deemed not to be reflective of the borrowers' current financial condition.
Given the complex nature of estimating the ACL, performing audit procedures to evaluate whether the ACL was appropriately recorded as of December 31, 2021 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialist.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to test the ACL for the loan portfolio included the following, among others:
•We tested the effectiveness of controls over the ACL including management’s controls over model development and maintenance, data transfers into and out of the models, final quantitative model results, and application of any qualitative adjustments.
•We involved our credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodologies applied in the credit loss estimation models.
•We tested the completeness and accuracy of the data used in the models.
•We evaluated the reasonableness of the qualitative adjustments within the ACL estimate.

/s/ Deloitte and Touche LLP

Miami, Florida
February 24, 2022
We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BankUnited, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BankUnited Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/Deloitte and Touche LLP
Miami, Florida
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BankUnited, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments –Credit Losses.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/KPMG LLP

We served as the Company’s auditor from 2009 to 2021.
Charlotte, North Carolina
February 26, 2021

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks:
Non-interest bearing	$19,143	$20,233
Interest bearing	295,714	377,483
Cash and cash equivalents	314,857	397,716
Investment securities (including securities recorded at fair value of $10,054,198 and $9,166,683)	10,064,198	9,176,683
Non-marketable equity securities	135,859	195,865
Loans held for sale	—	24,676
Loans	23,765,053	23,866,042
Allowance for credit losses	(126,457)	(257,323)
Loans, net	23,638,596	23,608,719
Bank owned life insurance	309,477	294,629
Operating lease equipment, net	640,726	663,517
Goodwill	77,637	77,637
Other assets	634,046	571,051
Total assets	$35,815,396	$35,010,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,975,621	$7,008,838
Interest bearing	3,709,493	3,020,039
Savings and money market	13,368,745	12,659,740
Time	3,384,243	4,807,199
Total deposits	29,438,102	27,495,816
Federal funds purchased	199,000	180,000
FHLB advances	1,905,000	3,122,999
Notes and other borrowings	721,416	722,495
Other liabilities	514,117	506,171
Total liabilities	32,777,635	32,027,481

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 85,647,986 and 93,067,500 shares issued and outstanding	856	931
Paid-in capital	707,503	1,017,518
Retained earnings	2,345,342	2,013,715
Accumulated other comprehensive loss	(15,940)	(49,152)
Total stockholders' equity	3,037,761	2,983,012
Total liabilities and stockholders' equity	$35,815,396	$35,010,493

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Loans	$800,819	$864,175	$981,408
Investment securities	152,619	193,856	280,560
Other	6,010	9,578	19,902
Total interest income	959,448	1,067,609	1,281,870
Interest expense:
Deposits	67,596	199,980	385,180
Borrowings	96,164	115,871	143,905
Total interest expense	163,760	315,851	529,085
Net interest income before provision for credit losses	795,688	751,758	752,785
Provision for (recovery of) credit losses	(67,119)	178,431	8,904
Net interest income after provision for credit losses	862,807	573,327	743,881
Non-interest income:
Deposit service charges and fees	21,685	16,496	16,539
Gain on sale of loans, net	24,394	13,170	12,119
Gain on investment securities, net	6,446	17,767	21,174
Lease financing	53,263	59,112	66,631
Other non-interest income	28,365	26,676	30,741
Total non-interest income	134,153	133,221	147,204
Non-interest expense:
Employee compensation and benefits	243,532	217,156	235,330
Occupancy and equipment	47,944	48,237	56,174
Deposit insurance expense	18,695	21,854	16,991
Professional fees	14,386	11,708	20,352
Technology and telecommunications	67,500	58,108	47,509
Discontinuance of cash flow hedges	44,833	—	—
Depreciation and impairment of operating lease equipment	53,764	49,407	48,493
Other non-interest expense	56,921	50,719	62,240
Total non-interest expense	547,575	457,189	487,089
Income before income taxes	449,385	249,359	403,996
Provision for income taxes	34,401	51,506	90,898
Net income	$414,984	$197,853	$313,098
Earnings per common share, basic	$4.52	$2.06	$3.14
Earnings per common share, diluted	$4.52	$2.06	$3.13

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Net income	$414,984	$197,853	$313,098
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(54,228)	46,045	37,616
Reclassification adjustment for net securities gains realized in income	(6,712)	(10,431)	(13,625)
Net change in unrealized gains on securities available for sale	(60,940)	35,614	23,991
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	22,207	(87,402)	(58,760)
Reclassification adjustment for net losses realized in income	38,545	34,463	(1,931)
Reclassification adjustment for discontinuance of cash flow hedges	33,400	—	—
Net change in unrealized losses on derivative instruments	94,152	(52,939)	(60,691)
Other comprehensive income (loss)	33,212	(17,325)	(36,700)
Comprehensive income	$448,196	$180,528	$276,398

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$414,984	$197,853	$313,098
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(21,205)	(28,246)	(37,319)
Provision for (recovery of) credit losses	(67,119)	178,431	8,904
Gain on sale of loans, net	(24,394)	(13,170)	(12,119)
Gain on investment securities, net	(6,446)	(17,767)	(21,174)
Equity based compensation	23,832	20,367	23,367
Depreciation and amortization	78,500	72,508	72,425
Deferred income taxes	(9,015)	(27,586)	24,529
Proceeds from sale of loans held for sale	807,097	610,623	412,034
Loans originated for sale, net of repayments	—	(26,196)	(86,568)
Other:
(Increase) decrease in other assets	(148,806)	(33,383)	17,749
(Decrease) increase in other liabilities	172,747	(69,266)	(79,220)
Net cash provided by operating activities	1,220,175	864,168	635,706

Cash flows from investing activities:
Purchases of investment securities	(5,835,143)	(4,208,597)	(3,896,234)
Proceeds from repayments and calls of investment securities	2,586,385	1,352,788	1,370,584
Proceeds from sale of investment securities	2,286,600	1,503,498	2,975,259
Purchases of non-marketable equity securities	(62,137)	(134,938)	(411,825)
Proceeds from redemption of non-marketable equity securities	122,143	192,737	425,213
Purchases of loans	(4,843,231)	(3,157,659)	(2,197,484)
Loan originations and repayments, net	3,856,932	1,819,139	477,805
Proceeds from sale of loans, net	305,929	48,721	265,582
Acquisition of operating lease equipment	(44,179)	(19,597)	(63,786)
Other investing activities	(11,204)	(16,807)	(20,610)
Net cash used in investing activities	(1,637,905)	(2,620,715)	(1,075,496)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Cash flows from financing activities:
Net increase in deposits	1,942,286	3,101,225	920,368
Net (decrease) increase in federal funds purchased	19,000	80,000	(75,000)
Additions to FHLB and PPPLF borrowings	946,000	3,857,000	4,512,000
Repayments of FHLB and PPPLF borrowings	(2,162,000)	(5,217,000)	(4,827,000)
Proceeds from issuance of notes, net	—	293,858	—
Dividends paid	(85,790)	(86,522)	(84,083)
Exercise of stock options	25	19,611	5,817
Repurchase of common stock	(318,499)	(100,972)	(154,030)
Other financing activities	(6,151)	(7,610)	(25,682)
Net cash provided by financing activities	334,871	1,939,590	272,390
Net increase (decrease) in cash and cash equivalents	(82,859)	183,043	(167,400)
Cash and cash equivalents, beginning of period	397,716	214,673	382,073
Cash and cash equivalents, end of period	$314,857	$397,716	$214,673

Supplemental disclosure of cash flow information:
Interest paid	$169,291	$336,991	$518,856
Income taxes paid, net	$248,473	$8,637	$229

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$1,064,090	$602,198	$536,227
Dividends declared, not paid	$19,876	$22,309	$20,775

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833
Comprehensive income	—	—	—	313,098	(36,700)	276,398
Dividends ($0.84 per common share)	—	—	—	(83,185)	—	(83,185)
Equity based compensation	591,739	6	18,454	—	—	18,460
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(344,766)	(3)	(6,511)	—	—	(6,514)
Exercise of stock options	225,127	2	5,815	—	—	5,817
Repurchase of common stock	(4,485,243)	(45)	(153,985)	—	—	(154,030)
Balance at December 31, 2019	95,128,231	951	1,083,920	1,927,735	(31,827)	2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Balance at January 1, 2020	95,128,231	951	1,083,920	1,903,918	(31,827)	2,956,962
Comprehensive income	—	—	—	197,853	(17,325)	180,528
Dividends ($0.92 per common share)	—	—	—	(88,056)	—	(88,056)
Equity based compensation	759,983	8	19,550	—	—	19,558
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(230,537)	(2)	(4,617)	—	—	(4,619)
Exercise of stock options	735,400	7	19,604	—	—	19,611
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012
Comprehensive income	—	—	—	414,984	33,212	448,196
Dividends ($0.92 per common share)	—	—	—	(83,357)	—	(83,357)
Equity based compensation	571,936	6	14,334	—	—	14,340
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(216,095)	(2)	(5,954)	—	—	(5,956)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(7,776,924)	(79)	(318,420)	—	—	(318,499)
Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc., with total consolidated assets of $35.8 billion at December 31, 2021, is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through 63 banking centers located in 13 Florida counties and 4 banking centers in the New York metropolitan area. The Bank also provides certain commercial lending and deposit products through national platforms.
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
December 31, 2021

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
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity are classified as available-for-sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI, a separate component of stockholders' equity. Securities classified as available-for-sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes, changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities, using the level yield method. Premiums are amortized to the call date for callable securities. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. The Company's policy on the ACL related to debt securities is discussed below in the section entitled "ACL".
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
Loans Held for Sale
Loans originated or purchased with the intent to sell in the secondary market are carried at the lower of cost or fair value, determined in the aggregate. A valuation allowance is established through a charge to earnings if the aggregate fair value of such loans is lower than their cost. Gains or losses recognized upon sale are determined on the specific identification basis.
Loans not originated or otherwise acquired with the intent to sell, or loans which have been originated by the Company and subsequently held for sale, are transferred into the held for sale classification at the lower of carrying amount or fair value when they are specifically identified for sale and a formal plan exists to sell them.
Loans
Loans are reported at amortized cost, net of the ACL. Interest income is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the level yield method.
Non-accrual loans
Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and other consumer loans, other than government insured residential loans, are generally placed on non-accrual status when they are 90 days past due. Residential loans that have rolled

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

off of a short-term deferral related to COVID-19 and have not caught up on their deferred payments may also be placed on non-accrual; these loans are typically pending modification and are generally returned to accruing status upon modification. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Payments received on non-accrual commercial loans are applied as a reduction of principal. Interest payments are recognized as income on a cash basis on non-accrual residential loans. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential and consumer loans are generally returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
Pursuant to inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 typically are not categorized as TDRs. The Company has elected to apply the provisions of section 4013 of the CARES Act to qualifying loan modifications, other than short-term payment deferrals of 6 months or less that are subject to the interagency guidance, that might otherwise be categorized as TDRs under ASC 310-40. Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, effectively suspended the guidance related to TDRs codified in ASC 310-40 through January 1, 2022.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
Commercial Model
Variables with the most significant impact on the commercial model include a stock market volatility index, the S&P 500 index, unemployment, at both national and regional levels, and a variety of interest rates and spreads. Increases in the unemployment rate, the stock market volatility index, and the Baa corporate yield increase the reserve, while increases in real GDP growth reduce the reserve.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
Qualitative factors
Quantitative models have certain inherent limitations with respect to estimating expected losses. These limitations may be more prevalent in times of rapidly changing economic conditions and forecasts. Qualitative adjustments are made to the ACL when, based on management’s judgment, there are factors impacting expected credit losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:
•Economic factors, including material uncertainties, trends and developments that, in management's judgment, may not have been considered in the reasonable and supportable economic forecast;
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
Accrued Interest Receivable
The Company has elected to present accrued interest receivable separate from the amortized cost basis of financial assets carried at amortized cost. The Company excludes accrued interest receivable balances from tabular disclosures about financial assets carried at amortized cost. The Company generally does not estimate an ACL on accrued interest receivable balances since uncollectible accrued interest is timely written off in accordance with the Company's accounting policies for non-accrual loans. Under unusual circumstances, such as those presented by deferrals granted due to the COVID-19 pandemic, the Company evaluates whether its non-accrual policies continue to consistently provide for timely reversal of accrued interest receivable. If considered necessary, the Company records an allowance for uncollectible accrued interest receivable, determined using essentially the same methodologies used to estimate the ACL on the amortized cost basis of the related loans. The allowance is deducted from accrued interest receivable and presented within other assets on the consolidated balance sheets, distinct from the ACL. Changes in the ACL related to accrued interest receivable are included in the provision for credit losses.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
December 31, 2021

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
Investments in Affordable Housing Limited Partnerships
The Company has acquired investments in limited partnerships that manage or invest in qualified affordable housing projects and provide the Company with low-income housing tax credits and other tax benefits. These investments are included in other assets in the accompanying consolidated balance sheets. The Company accounts for investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the amortization is recognized in the income statement as a component of income tax expense. The investments are evaluated for impairment when events or changes in circumstances indicate that it may be more likely than not that the carrying amount of the investment will not be realized.
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
December 31, 2021

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
Derivative Financial Instruments and Hedging Activities
Interest rate derivative contracts
The Company uses interest rate derivative contracts, such as swaps, caps, floors and collars, in the normal course of business to meet the financial needs of its customers and to manage exposure to changes in interest rates. Interest rate contracts are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate derivatives that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow or fair value hedging instruments. The gain or loss resulting from changes in the fair value of interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in the fair value of interest rate swaps designated as fair value hedging instruments as well as changes in the fair value of the hedged items caused by fluctuations in the designated benchmark interest rates are recognized in earnings.
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
Cash flows from derivative financial instruments that are accounted for as hedges, including daily settlements of centrally cleared derivatives with the CME, are classified as operating cash flows.
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
December 31, 2021

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
New Accounting Pronouncements Adopted in 2021
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
Accounting Pronouncements Not Yet Adopted
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models for these instruments, resulting in fewer embedded conversion features being separately recognized from the host contract. Additionally, this ASU revises the criteria for determining whether contracts in an entity's own equity meet the scope exception from derivative accounting, which will change the population of contracts that are recognized as assets or liabilities. The amendments in this ASU also revise certain aspects of the guidance on calculating earnings per share with respect to convertible instruments and instruments that may be settled in the entity's own shares. This ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2021. The impact of adoption of this ASU on the Company's consolidated financial position, results of operations, and cash flows is not expected to be material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Years Ended December 31,
c	2021	2020	2019
Basic earnings per common share:
Numerator:
Net income	$414,984	$197,853	$313,098
Distributed and undistributed earnings allocated to participating securities	(5,991)	(8,882)	(13,371)
Income allocated to common stockholders for basic earnings per common share	$408,993	$188,971	$299,727
Denominator:
Weighted average common shares outstanding	91,612,243	92,869,736	96,581,290
Less average unvested stock awards	(1,212,055)	(1,163,480)	(1,127,275)
Weighted average shares for basic earnings per common share	90,400,188	91,706,256	95,454,015
Basic earnings per common share	$4.52	$2.06	$3.14
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$408,993	$188,971	$299,727
Adjustment for earnings reallocated from participating securities	(585)	(123)	(175)
Income used in calculating diluted earnings per common share	$408,408	$188,848	$299,552
Denominator:
Weighted average shares for basic earnings per common share	90,400,188	91,706,256	95,454,015
Dilutive effect of stock options	134	24,608	202,890
Weighted average shares for diluted earnings per common share	90,400,322	91,730,864	95,656,905
Diluted earnings per common share	$4.52	$2.06	$3.13
Potentially dilutive unvested shares and share units totaling 1,804,973, 1,638,642 and 1,050,455 were outstanding at December 31, 2021, 2020 and 2019, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.
Participating securities for the years ended December 31, 2020 and 2019 included 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expired in February 2021 and, while outstanding, participated in dividends on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$114,385	$173	$(2,898)	$111,660
U.S. Government agency and sponsored enterprise residential MBS	2,093,283	12,934	(8,421)	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	861,925	5,287	(10,313)	856,899
Private label residential MBS and CMOs	2,160,136	3,575	(14,291)	2,149,420
Private label commercial MBS	2,604,690	7,843	(8,523)	2,604,010
Single family real estate-backed securities	474,845	5,031	(2,908)	476,968
Collateralized loan obligations	1,079,217	598	(1,529)	1,078,286
Non-mortgage asset-backed securities	151,091	1,419	—	152,510
State and municipal obligations	205,718	16,559	—	222,277
SBA securities	184,296	2,027	(2,728)	183,595
	9,929,586	$55,446	$(51,611)	9,933,421
Investment securities held to maturity	10,000			10,000
	$9,939,586			9,943,421
Marketable equity securities				120,777
				$10,064,198

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
Investment securities held to maturity at December 31, 2021 and 2020 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $16 million and $17 million at December 31, 2021 and 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At December 31, 2021, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,651,375	$1,646,232
Due after one year through five years	5,915,112	5,929,475
Due after five years through ten years	1,933,775	1,929,493
Due after ten years	429,324	428,221
	$9,929,586	$9,933,421
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.0 billion and $4.1 billion at December 31, 2021 and 2020, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Proceeds from sale of investment securities AFS	$2,286,600	$1,503,498	$2,975,259

Gross realized gains on investment securities AFS	$10,005	$14,441	$21,961
Gross realized losses on investment securities AFS	(995)	(440)	(3,424)
Net realized gain	9,010	14,001	18,537

Net unrealized gains (losses) on marketable equity securities recognized in earnings	(2,564)	3,766	2,637

Gain on investment securities, net	$6,446	$17,767	$21,174
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$49,328	$(591)	$47,102	$(2,307)	$96,430	$(2,898)
U.S. Government agency and sponsored enterprise residential MBS	436,744	(4,549)	401,022	(3,872)	837,766	(8,421)
U.S. Government agency and sponsored enterprise commercial MBS	247,323	(4,084)	163,380	(6,229)	410,703	(10,313)
Private label residential MBS and CMOs	1,552,946	(13,933)	23,355	(358)	1,576,301	(14,291)
Private label commercial MBS	1,338,288	(6,085)	171,490	(2,438)	1,509,778	(8,523)
Single family real estate-backed securities	154,552	(2,908)	—	—	154,552	(2,908)
Collateralized loan obligations	318,555	(445)	319,192	(1,084)	637,747	(1,529)
SBA securities	496	—	99,599	(2,728)	100,095	(2,728)
	$4,098,232	$(32,595)	$1,225,140	$(19,016)	$5,323,372	$(51,611)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the year ended December 31, 2021. An ACL was recorded related to one private label commercial MBS security during the year ended December 31, 2020. At December 31, 2021, the Company did not have an intent to sell securities that were in unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At December 31, 2021, 244 securities available for sale were in unrealized loss positions. The unrealized losses are primarily attributable to changes in interest rates and widening spreads, signaling market anticipation of changes in monetary policy. The amount of impairment related to 72 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.6 million and no further analysis with respect to these securities was considered necessary.
For U.S. Government, U.S. government agency and U.S. government sponsored enterprise securities, the timely payment of principal and interest is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities. For all other AFS securities in a significant unrealized loss position, the Company performed an analysis by first determining the present value of cash flows expected to be collected, based on an economic scenario calibrated to be more severe than our reasonable and supportable economic forecast. The present value was then compared to the amortized cost basis to identify possible impairment. The analysis incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity, recovery lag and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$6,338,225	26.7%	$4,922,836	20.6%
Government insured residential	2,023,221	8.5%	1,419,074	5.9%
Other consumer loans	6,934	—%	6,312	0.1%
	8,368,380	35.2%	6,348,222	26.6%
Commercial:
Multi-family	1,154,738	4.9%	1,639,201	6.9%
Non-owner occupied commercial real estate	4,381,610	18.4%	4,963,273	20.8%
Construction and land	165,390	0.7%	293,307	1.2%
Owner occupied commercial real estate	1,944,658	8.2%	2,000,770	8.4%
Commercial and industrial	4,790,275	20.2%	4,447,383	18.6%
PPP	248,505	1.0%	781,811	3.3%
Pinnacle	919,641	3.9%	1,107,386	4.6%
Bridge - franchise finance	342,124	1.4%	549,733	2.3%
Bridge - equipment finance	357,599	1.5%	475,548	2.0%
Mortgage warehouse lending	1,092,133	4.6%	1,259,408	5.3%
	15,396,673	64.8%	17,517,820	73.4%
Total loans	23,765,053	100.0%	23,866,042	100.0%
Allowance for credit losses	(126,457)		(257,323)
Loans, net	$23,638,596		$23,608,719
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $67 million and $39 million at December 31, 2021 and 2020, respectively. The amortized cost basis of residential PCD loans and the related amount of non-credit discount was $65 million and $60 million, respectively at December 31, 2021 and $118 million and $115 million, respectively at December 31, 2020. The ACL related to PCD residential loans was $0.5 million and $2.8 million at December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021, 2020, and 2019, the Company purchased residential and other consumer loans totaling $4.8 billion, $3.2 billion and $2.2 billion, respectively. Purchases for the years ended December 31, 2021, 2020, and 2019 included $1.6 billion, $1.4 billion and $844 million, respectively, of government insured residential loans.
At December 31, 2021 and 2020, the Company had pledged loans with a carrying value of approximately $10.6 billion and $9.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At December 31, 2021 and 2020, accrued interest receivable on loans, net of related ACL at December 31, 2020, totaled $98 million and $99 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the years ended December 31, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Allowance for credit losses
Activity in the allowance for credit losses is summarized below. The balances for the year ended December 31, 2019 represent the allowance for loan and leases losses, estimated using an incurred loss methodology. The ACL at December 31, 2021 and 2020 was determined using the CECL methodology, utilizing a 2-year reasonable and supportable forecast period based on a single third-party provided economic scenario (in thousands):

	Years Ended December 31,
	2021			2020			2019
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$18,719	$238,604	$257,323	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931
Impact of adoption of ASU 2016-13	N/A	N/A	N/A	8,098	19,207	27,305	N/A	N/A	N/A
Balance after adoption of ASU 2016-13	N/A	N/A	N/A	19,252	116,724	135,976	N/A	N/A	N/A
Provision (recovery)	(9,241)	(55,215)	(64,456)	(556)	182,895	182,339	154	8,750	8,904
Charge-offs	(304)	(70,946)	(71,250)	(31)	(69,571)	(69,602)	—	(17,541)	(17,541)
Recoveries	13	4,827	4,840	54	8,556	8,610	212	7,165	7,377
Ending balance	$9,187	$117,270	$126,457	$18,719	$238,604	$257,323	$11,154	$97,517	$108,671
The decrease in the ACL from December 31, 2020 to December 31, 2021 resulted from charge-offs and the recovery of credit losses recorded during the year ended December 31, 2021. The most significant factor contributing to the recovery of provision for 2021 was improvements in economic conditions and the economic forecast. The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to December 31, 2020 was reflective of the impact of the COVID-19 pandemic on current economic conditions, the economic forecast and on individual borrowers and portfolio sub-segments.
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020
Amount related to funded portion of loans	$(64,456)	$182,339
Amount related to off-balance sheet credit exposures	(1,235)	(5,572)
Amount related to accrued interest receivable	(1,064)	1,300
Amount related to AFS debt securities	(364)	364
Total provision for (recovery of) credit losses	$(67,119)	$178,431
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
December 31, 2021

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
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	December 31, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$2,884,761	$1,062,348	$395,453	$224,175	$342,414	$1,352,844	$6,261,995
30 - 59 Days Past Due	32,307	2,705	5,482	1,942	5,831	4,825	53,092
60 - 89 Days Past Due	605	—	1,750	1,988	—	1,307	5,650
90 Days or More Past Due	1,407	—	609	5,100	1,064	9,308	17,488
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

	December 31, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$1,092,183	$645,993	$374,838	$611,377	$740,749	$1,392,192	$4,857,332
30 - 59 Days Past Due	17,826	5,741	2,564	927	2,913	18,880	48,851
60 - 89 Days Past Due	111	145	435	—	2,825	3,973	7,489
90 Days or More Past Due	—	807	1,762	53	1,027	5,515	9,164
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	December 31, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$1,222,510	$399,512	$89,078	$54,301	$111,540	$476,170	$2,353,111
61% - 70%	791,935	269,739	92,282	59,425	66,641	343,654	1,623,676
71% - 80%	899,400	395,726	212,649	111,276	145,413	518,817	2,283,281
More than 80%	5,235	76	9,285	8,203	25,715	29,643	78,157
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	December 31, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$395,977	$143,273	$82,199	$174,223	$286,092	$487,487	$1,569,251
61% - 70%	298,941	151,633	92,928	119,381	184,119	341,159	1,188,161
71% - 80%	413,003	344,998	181,852	271,605	258,931	565,781	2,036,170
More than 80%	2,199	12,782	22,620	47,148	18,372	26,133	129,254
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	December 31, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$2,230,259	$803,026	$245,942	$125,713	$254,750	$937,285	$4,596,975
720 - 759	562,763	194,068	91,276	53,576	54,080	219,561	1,175,324
719 or less	126,058	67,959	66,076	53,916	40,479	211,438	565,926
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

	December 31, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$843,199	$435,582	$225,292	$451,304	$549,119	$956,254	$3,460,750
720 - 759	223,831	128,875	84,602	102,859	130,592	256,703	927,462
719 or less	43,090	88,229	69,705	58,194	67,803	207,603	534,624
	$1,110,120	$652,686	$379,599	$612,357	$747,514	$1,420,560	$4,922,836

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Commercial credit exposure based on internal risk rating:

	December 31, 2021
	Amortized Cost By Origination Year						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
CRE
Pass	$869,852	$619,056	$1,283,401	$676,151	$455,965	$986,427	$119,308	$5,010,160
Special mention	985	—	29,573	—	—	1,704	—	32,262
Substandard	—	14,227	187,284	55,944	115,944	285,917	—	659,316
Total CRE	$870,837	$633,283	$1,500,258	$732,095	$571,909	$1,274,048	$119,308	$5,701,738
C&I
Pass	$1,280,160	$666,437	$870,797	$406,145	$353,590	$669,308	$2,120,693	$6,367,130
Special mention	6,051	19,861	39,647	17,185	1,854	11,640	20,093	116,331
Substandard	365	22,106	167,496	59,349	51,117	122,663	49,119	472,215
Doubtful	—	—	900	—	—	—	26,862	27,762
Total C&I	$1,286,576	$708,404	$1,078,840	$482,679	$406,561	$803,611	$2,216,767	$6,983,438
Pinnacle
Pass	$143,063	$113,785	$88,206	$36,761	$177,258	$360,568	$—	$919,641
Total Pinnacle	$143,063	$113,785	$88,206	$36,761	$177,258	$360,568	$—	$919,641
Bridge - Equipment Finance
Pass	$73,190	$18,763	$108,990	$43,826	$23,684	$48,471	$—	$316,924
Substandard	—	—	12,875	4,775	23,025	—	—	40,675
Total Bridge - Equipment Finance	$73,190	$18,763	$121,865	$48,601	$46,709	$48,471	$—	$357,599
Bridge - Franchise Finance
Pass	$49,949	$51,057	$104,299	$10,199	$7,039	$5,838	$—	$228,381
Substandard	—	7,351	39,588	30,134	8,660	8,018	—	93,751
Doubtful	—	—	7,718	12,274	—	—	—	19,992
Total Bridge - Franchise Finance	$49,949	$58,408	$151,605	$52,607	$15,699	$13,856	$—	$342,124
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,092,133	$1,092,133
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,092,133	$1,092,133

	December 31, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
CRE
Pass	$737,714	$1,493,607	$864,921	$698,024	$692,527	$922,584	$138,433	$5,547,810
Special mention	2,687	56,923	35,266	54,147	56,383	71,670	—	277,076
Substandard	38,817	159,419	80,439	71,344	337,326	383,550	—	1,070,895
Total CRE	$779,218	$1,709,949	$980,626	$823,515	$1,086,236	$1,377,804	$138,433	$6,895,781
C&I
Pass	$1,586,082	$1,022,522	$508,864	$482,958	$453,508	$408,216	$1,900,137	$6,362,287
Special mention	12,980	91,956	28,885	44,250	40,677	23,324	84,370	326,442
Substandard	23,737	144,948	55,159	50,484	56,904	111,338	98,493	541,063
Doubtful	—	—	—	—	—	172	—	172
Total C&I	$1,622,799	$1,259,426	$592,908	$577,692	$551,089	$543,050	$2,083,000	$7,229,964
Pinnacle
Pass	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386
Total Pinnacle	$165,218	$118,139	$70,498	$208,568	$203,990	$340,973	$—	$1,107,386
Bridge - Equipment Finance
Pass	$23,684	$137,730	$66,004	$50,000	$36,963	$49,875	$—	$364,256
Special mention	—	—	19,542	16,863	—	—	—	36,405
Substandard	—	30,762	9,894	34,231	—	—	—	74,887
Total Bridge - Equipment Finance	$23,684	$168,492	$95,440	$101,094	$36,963	$49,875	$—	$475,548
Bridge - Franchise Finance
Pass	$48,741	$91,509	$23,650	$8,745	$11,817	$6,416	$—	$190,878
Special mention	2,693	54,271	5,175	4,699	2,088	2,667	—	71,593
Substandard	36,515	101,772	84,064	33,213	16,706	3,297	—	275,567
Doubtful	—	—	10,771	—	924	—	—	11,695
Total Bridge - Franchise Finance	$87,949	$247,552	$123,660	$46,657	$31,535	$12,380	$—	$549,733
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,259,408	$1,259,408
At December 31, 2021 and 2020, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	December 31, 2021
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$970,337	$3,892,353	$147,470	$1,750,035	$4,368,590	$248,505	$919,641	$228,381	$316,924	$1,092,133	$13,934,369
Special mention	—	26,088	6,174	14,010	102,321	—	—	—	—	—	148,593
Substandard - accruing	173,536	423,918	6,582	160,159	250,644	—	—	80,864	40,675	—	1,136,378
Substandard non-accruing	10,865	39,251	5,164	20,454	40,958	—	—	12,887	—	—	129,579
Doubtful	—	—	—	—	27,762	—	—	19,992	—	—	47,754
	$1,154,738	$4,381,610	$165,390	$1,944,658	$4,790,275	$248,505	$919,641	$342,124	$357,599	$1,092,133	$15,396,673

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	December 31, 2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,360,245	$3,922,586	$264,979	$1,643,206	$3,937,270	$781,811	$1,107,386	$190,878	$364,256	$1,259,408	$14,832,025
Special mention	36,335	219,843	20,898	156,837	169,605	—	—	71,593	36,405	—	711,516
Substandard -accruing	218,532	756,825	2,676	177,575	285,925	—	—	242,234	74,887	—	1,758,654
Substandard non-accruing	24,089	64,019	4,754	23,152	54,411	—	—	33,333	—	—	203,758
Doubtful	—	—	—	—	172	—	—	11,695	—	—	11,867
	$1,639,201	$4,963,273	$293,307	$2,000,770	$4,447,383	$781,811	$1,107,386	$549,733	$475,548	$1,259,408	$17,517,820
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	December 31, 2021					December 31, 2020
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$6,261,995	$53,092	$5,650	$17,488	$6,338,225	$4,857,332	$48,851	$7,489	$9,164	$4,922,836
Government insured residential	1,034,686	143,672	115,028	729,835	2,023,221	722,367	77,883	56,495	562,329	1,419,074
Other consumer loans	6,919	15	—	—	6,934	6,022	37	22	231	6,312
Multi-family	1,135,363	6,017	11,220	2,138	1,154,738	1,602,990	17,842	—	18,369	1,639,201
Non-owner occupied commercial real estate	4,359,671	2,727	29	19,183	4,381,610	4,876,823	34,117	20,291	32,042	4,963,273
Construction and land	160,183	492	4,369	346	165,390	288,032	4,530	399	346	293,307
Owner occupied commercial real estate	1,930,932	—	1,402	12,324	1,944,658	1,971,475	10,756	3,203	15,336	2,000,770
Commercial and industrial	4,763,976	2,114	11,016	13,169	4,790,275	4,366,009	52,117	552	28,705	4,447,383
PPP	247,740	765	—	—	248,505	781,811	—	—	—	781,811
Pinnacle	919,641	—	—	—	919,641	1,107,386	—	—	—	1,107,386
Bridge - franchise finance	331,397	—	6,735	3,992	342,124	498,831	16,423	8,664	25,815	549,733
Bridge - equipment finance	357,599	—	—	—	357,599	475,548	—	—	—	475,548
Mortgage warehouse lending	1,092,133	—	—	—	1,092,133	1,259,408	—	—	—	1,259,408
	$22,602,235	$208,894	$155,449	$798,475	$23,765,053	$22,814,034	$262,556	$97,115	$692,337	$23,866,042
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $31.3 million and $40.3 million at December 31, 2021 and 2020, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Loans contractually delinquent by 90 days or more and still accruing totaled $730 million and $562 million at December 31, 2021 and 2020, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$28,553	$1,684	$28,828	$1,755
Commercial:
Multi-family	10,865	10,865	24,090	24,090
Non-owner occupied commercial real estate	39,251	20,929	64,017	32,843
Construction and land	5,164	4,369	4,754	4,408
Owner occupied commercial real estate	20,453	4,457	23,152	2,110
Commercial and industrial	68,720	10,083	54,584	9,235
Bridge - franchise finance	32,879	16,808	45,028	9,754
	$205,885	$69,195	$244,453	$84,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $46.1 million and $51.3 million at December 31, 2021 and 2020, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the years ended December 31, 2021, 2020 and 2019. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $8.0 million,$10.9 million, and $7.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$2,317	$2,295	$2,528	$2,513
Commercial:
Multi-family	10,865	10,865	24,090	24,090
Non-owner occupied commercial real estate	29,001	28,486	52,813	52,435
Construction and land	4,715	4,715	4,754	4,754
Owner occupied commercial real estate	15,198	15,155	14,814	14,777
Commercial and industrial	45,015	37,020	28,112	18,093
Bridge - franchise finance	26,055	18,740	28,986	12,832
Total commercial	130,849	114,981	153,569	126,981
	$133,166	$117,276	$156,097	$129,494
Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the year ended December 31, 2021.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $208 million, of which $202 million was government insured, at December 31, 2021 and $217 million, of which $209 million was government insured, at December 31, 2020. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at December 31, 2021 and 2020.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding December 31, 2021, 2020 and 2019 that experienced payment defaults during those periods (dollars in thousands):

	Year Ended December 31, 2021
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
Government insured residential	239	$45,143	84	$14,317
Non-owner occupied commercial real estate	1	2,767	—	—
	240	$47,910	84	$14,317

	Year Ended December 31, 2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$201	—	$—
Government insured residential	201	34,100	86	14,368
Non-owner occupied commercial real estate	1	4,122	1	4,122
Bridge - franchise finance	8	12,964	8	12,964
	211	$51,387	95	$31,454

	Year Ended December 31, 2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	2	$557	—	$—
Government insured residential	324	51,022	112	17,421
Non-owner occupied commercial real estate	1	11,496	—	—
Owner occupied commercial real estate	1	908	1	908
Commercial and industrial	7	20,239	2	8,673
Bridge - franchise finance	4	15,288	—	—
	339	$99,510	115	$27,002
TDRs during the years ended December 31, 2021 and 2020 generally included interest rate reductions and extensions of maturity. TDRs during the year ended December 31, 2019 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. The majority of loan modifications or deferrals that took place after the onset of the COVID-19 pandemic have not been categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Loan Concentrations
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	December 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
California	$2,056,100	32.4%	$1,541,779	31.3%
New York	1,293,825	20.4%	1,084,143	22.0%
Florida	494,043	7.8%	518,877	10.5%
Illinois	306,388	4.8%	131,053	2.7%
Virginia	280,898	4.4%	196,641	4.0%
Others	1,906,971	30.2%	1,450,343	29.5%
	$6,338,225	100.0%	$4,922,836	100.0%
The following table presents the largest geographic concentrations of commercial loans at the dates indicated. Commercial real estate loans are based on the location in which they have collateralized property, while commercial loans are based primarily on the location of the borrowers' businesses (dollars in thousands):

	December 31, 2021				December 31, 2020
	Commercial Real Estate	Percent of Total	Commercial	Percent of Total	Commercial Real Estate	Percent of Total	Commercial	Percent of Total
Florida	$3,309,614	58.0%	$3,588,254	37.0%	$3,659,310	53.1%	$4,044,377	38.1%
New York Tri-state	1,873,055	32.9%	2,249,916	23.2%	2,652,980	38.5%	2,570,974	24.2%
Other	519,069	9.1%	3,856,765	39.8%	583,491	8.4%	4,006,688	37.7%
	$5,701,738	100.0%	$9,694,935	100.0%	$6,895,781	100.0%	$10,622,039	100.0%
Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under either operating or finance leases with remaining terms ranging from one to 14 years, some of which include extension options.
The following table presents ROU assets and lease liabilities at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
ROU assets:
Operating leases	$80,646	$84,874
Finance leases	26,216	29,119
	$106,862	$113,993
Lease liabilities:
Operating leases	$89,535	$93,678
Finance leases	30,216	32,563
	$119,751	$126,241
ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying consolidated balance sheets. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The weighted average remaining lease term and weighted average discount rate at the dates indicated were:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	6.9 years	7.2 years
Finance leases	11.9 years	12.7 years
Weighted average discount rate:
Operating leases	2.9%	3.1%
Finance leases	2.9%	2.9%
The following table presents the components of lease expense for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost:
Fixed costs	$19,646	$20,112	$20,284
Impairment of ROU assets	183	108	1,278
Total operating lease cost	$19,829	$20,220	$21,562

Finance lease cost:
Amortization of ROU assets	$2,903	$2,841	$1,642
Interest on lease liabilities	866	921	1,002
Total finance lease cost	$3,769	$3,762	$2,644

Variable lease cost	$4,147	$4,761	$3,950
Short-term lease costs were immaterial for the years ended December 31, 2021, 2020 and 2019.
The following table presents additional information related to operating and finance leases for the dates and periods indicated as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$866	$921	$1,002
Operating cash flows from operating leases	20,056	20,589	20,795
Financing cash flows from finance leases	3,215	2,980	2,529
	$24,137	$24,490	$24,326

Lease liabilities recognized from obtaining ROU assets:
Operating lease liabilities recognized upon adoption of ASC 842	$—	$—	$104,064
Operating leases	13,325	9,647	15,778
Finance leases	—	373	27,415
	$13,325	$10,020	$147,257

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2022	$18,383	$2,650	$21,033
2023	16,243	2,666	18,909
2024	14,517	2,701	17,218
2025	11,872	2,774	14,646
2026	10,547	2,849	13,396
Thereafter	27,585	22,374	49,959
Total future minimum lease payments	99,147	36,014	135,161
Less: interest component	(9,612)	(5,798)	(15,410)
Lease liabilities	$89,535	$30,216	$119,751
Leases under which the Company is the lessor
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment financing using a variety of loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities. Bridge provides primarily transportation equipment financing.
Direct or Sales Type Financing Leases
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Total minimum lease payments to be received	$703,395	$727,401
Estimated unguaranteed residual value of leased assets	5,109	5,599
Gross investment in direct or sales type financing leases	708,504	733,000
Unearned income	(59,511)	(66,443)
Initial direct costs	2,783	3,306
	$651,776	$669,863
At December 31, 2021, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2022	$170,397
2023	155,380
2024	99,483
2025	68,873
2026	52,572
Thereafter	156,690
$703,395

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The following table presents the components of operating lease equipment at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Operating lease equipment	$848,304	$844,953
Less: accumulated depreciation	(207,578)	(181,436)
Operating lease equipment, net	$640,726	$663,517
The Company recognized impairment of $2.8 million, $0.7 million and $1.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. These impairment charges are included in "depreciation and impairment of operating lease equipment" in the accompanying consolidated statements of income.
At December 31, 2021, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2022	$49,580
2023	42,693
2024	37,714
2025	31,843
2026	19,795
Thereafter	50,181
$231,806
The following table summarizes lease income recognized for operating leases and direct or sales type finance leases for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019	Location of Lease Income on Consolidated Statements of Income
Operating leases	$53,263	$59,112	$66,631	Non-interest income from lease financing
Direct or sales type finance leases	18,329	20,995	21,865	Interest income on loans
	$71,592	$80,107	$88,496

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2021		2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$8,480,964	—%	$5,760,309	—%	$3,950,612	—%
Interest bearing	3,027,649	0.28%	2,582,951	0.75%	1,824,803	1.37%
Savings and money market	13,339,651	0.32%	10,843,894	0.79%	10,922,819	1.81%
Time	3,490,082	0.46%	6,617,939	1.43%	6,928,499	2.34%
	$28,338,346	0.24%	$25,805,093	0.77%	$23,626,733	1.63%
Time deposit accounts with balances greater than $250,000 totaled $603 million and $1.1 billion at December 31, 2021 and 2020, respectively.
The following table presents maturities of time deposits as of December 31, 2021 (in thousands):

Maturing in:
2022	$2,650,175
2023	126,396
2024	207,015
2025	87,998
2026	312,659
$3,384,243
Included in deposits at December 31, 2021 are public funds deposits of $2.8 billion and brokered deposits of $4.6 billion. Investment securities AFS with a carrying value of $974 million were pledged as security for public funds deposits at December 31, 2021.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest bearing demand	$8,550	$19,445	$25,054
Savings and money market	43,082	85,572	197,942
Time	15,964	94,963	162,184
	$67,596	$199,980	$385,180

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7    Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2021 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2022 - One month or less	$1,210,000	0.17%	0.20%	0.18%
2022 - Over one month	595,000	0.18%	0.21%	0.20%
Thereafter	100,000	0.41%	0.41%	0.41%
Total contractual balance outstanding	$1,905,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2021, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $11.8 billion as collateral for advances from the FHLB.
Notes and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2021	December 31, 2020
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(3,400)	(4,174)
	396,600	395,826
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(5,400)	(5,894)
	294,600	294,106
Total notes	691,200	689,932
Finance leases	30,216	32,563
Notes and other borrowings	$721,416	$722,495
The senior notes pay interest semiannually and have an effective interest rate of 5.12%, after consideration of issuance discount and costs. The notes may be redeemed by the Company, in whole or in part, at any time prior to August 17, 2025 at the greater of a) 100% of the principal balance or b) the sum of the present values of the remaining scheduled payments of principal and interest on the securities discounted to the redemption date at i) the rate on a United States Treasury security with a maturity comparable to the remaining maturity of the senior notes that would be used to price new issues of corporate debt securities with a maturity comparable to the remaining maturity of the senior notes plus ii) 40 basis points. The senior notes may be redeemed at any time after August 17, 2025 at 100% of principal plus accrued and unpaid interest.
The subordinated notes pay interest semiannually and have an effective interest rate of 5.39% after consideration of issuance discount and costs. The notes may be redeemed by the Company, in whole or in part, on or after March 11, 2030 at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, subject to the approval of the Federal Reserve. The notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

At December 31, 2021, BankUnited had available borrowing capacity at the FHLB of approximately $7.3 billion, unused borrowing capacity at the FRB of approximately $1.4 billion and unused Federal funds lines of credit with other financial institutions totaling $50 million.
Note 8    Premises, Equipment and Software
Premises and equipment and capitalized software costs are included in other assets in the accompanying consolidated balance sheets and are summarized as follows at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Buildings and improvements	$430	$430
Leasehold improvements	70,228	69,863
Furniture, fixtures and equipment	34,688	35,903
Computer equipment	19,018	21,358
Software, software licensing rights and capitalized costs of CCA	84,386	74,087
Aircraft and automobiles	11,629	11,620
	220,379	213,261
Less: accumulated depreciation	(163,645)	(153,138)
Premises, equipment and software, net	$56,734	$60,123
Depreciation and amortization expense related to premises, equipment and software was $16.7 million, $15.7 million and $19.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 9    Income Taxes
The components of the provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$61,814	$63,083	$58,996
State	(18,398)	16,009	7,373
	43,416	79,092	66,369
Deferred:
Federal	4,348	(22,387)	8,255
State	(13,363)	(5,199)	16,274
	(9,015)	(27,586)	24,529
	$34,401	$51,506	$90,898

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% to the Company's effective income tax rate for the periods indicated was as follows (dollars in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$94,371	21.00%	$52,366	21.00%	$84,839	21.00%
Increases (decreases) resulting from:
Income not subject to tax	(13,203)	(2.94)%	(15,722)	(6.30)%	(17,950)	(4.44)%
State income taxes, net of federal tax benefit	22,197	4.94%	13,413	5.38%	19,956	4.94%
Uncertain tax positions - lapse of statute of limitations	(25,633)	(5.70)%	(3,734)	(1.50)%	(495)	(0.12)%
Discrete income tax benefit	(43,949)	(9.78)%	—	—%	—	—%
Other, net	618	0.14%	5,183	2.08%	4,548	1.12%
	$34,401	7.66%	$51,506	20.66%	$90,898	22.50%
During the year ended December 31, 2021, the Bank reached a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and recorded a tax benefit of $43.9 million, net of federal impact.
The components of deferred tax assets and liabilities were as follows at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$19,784	$33,532
Allowance for credit losses	33,577	58,990
Net operating loss and tax credit carryforwards	19,466	5,450
Net unrealized loss on investment securities available for sale and cash flow hedges	5,456	16,824
Capitalized costs	26,854	2,624
Lease liability	23,137	24,250
Other	41,784	41,904
Gross deferred tax assets	170,058	183,574
Deferred tax liabilities:
Lease financing, due to differences in depreciation	151,978	169,103
ROU asset	33,136	30,256
Other	7,706	4,623
Gross deferred tax liabilities	192,820	203,982
Net deferred tax liability	$(22,762)	$(20,408)
Based on the evaluation of available evidence, the Company has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion is the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities and the Company's history of reported pre-tax income.
At December 31, 2021, remaining net operating loss and tax credit carryforwards included federal net operating loss carryforwards in the amount of $0.7 million, expiring from 2029 through 2032, and Florida net operating loss carryforwards in the amount of $111.0 million. Florida net operating loss carryforwards consisted of $98.4 million expiring from 2030 through 2037 and $12.6 million that can be carried forward indefinitely.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $43 million and $50 million at December 31, 2021 and 2020, respectively. Unfunded commitments for

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $3 million and $4 million at December 31, 2021 and 2020, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2021 was approximately $79 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the years ended December 31, 2021, 2020 and 2019.
The Company has a liability for unrecognized tax benefits relating to uncertain federal and state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits at the dates indicated follows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Balance, beginning of period	$414,203	$407,126	$116,081
Additions for tax positions related to the current year	2,175	2,117	5,352
Additions for tax positions related to prior periods	12,887	2,456	279,885
Reductions due to settlements with taxing authorities	(43,782)	(3,080)	—
Reductions due to lapse of the statute of limitations	(30,394)	(520)	(406)
	355,089	408,099	400,912
Interest and penalties	(7,280)	6,104	6,214
Balance, end of period	$347,809	$414,203	$407,126
As of December 31, 2021, 2020 and 2019, the Company had $329.3 million, $369.1 million and $368.9 million of unrecognized federal and state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to federal and state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2021 as a result of settlements with taxing authorities range from zero to $300.6 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2021 and 2020, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $10.6 million and $16.3 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense was $(5.7) million during the year ended December 31, 2021, and $4.9 million during each of the years ended December 31, 2020 and 2019.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal tax returns for years 2018 through 2020 remain subject to examination in the U.S. Federal jurisdiction. State tax returns for years 2016 through 2020 remain subject to examination by certain states.
Note 10    Derivatives and Hedging Activities
The Company has entered into interest rate swaps and caps designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. The Company may also enter into interest rate swaps designated as fair value hedges designed to hedge changes in the fair value of outstanding fixed rate borrowings caused by fluctuations in the benchmark interest rate.
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the years ended December 31, 2021, 2020 and 2019, the impact on earnings related to changes in fair value of these derivatives was not material.
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
December 31, 2021

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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of zero at both December 31, 2021 and 2020.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	December 31, 2021
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.35%	3-Month LIBOR	2.6	$905,000	Other liabilities	$—	$(2,687)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate liabilities	0.87%	Fed Funds Effective Rate	2.5	200,000	Other liabilities	—	—
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	1.00%		3.5	200,000	Other assets	3,260	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.57%	Indexed to 1-month LIBOR or SOFR	5.0	1,668,517	Other assets / Other liabilities	3,369	(15,347)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR or SOFR	3.57%	5.0	1,668,517	Other assets / Other liabilities	51,947	(6,837)
Interest rate caps purchased, indexed to 1-month LIBOR			1.00%	4.0	25,000	Other assets	443	—
Interest rate caps sold, indexed to 1-month LIBOR		1.00%		4.0	25,000	Other liabilities	—	(443)
					$4,692,034		$59,019	$(25,314)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	December 31, 2020
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.41%	3-Month LIBOR	2.5	$2,771,000	Other liabilities	$—	$(5,971)
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	1.00%		4.9	100,000	Other assets	485	—
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.55%	0.6	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.61%	Indexed to 1-month LIBOR	5.3	1,626,152	Other assets / Other liabilities	—	(38,519)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.61%	5.3	1,626,152	Other assets	123,345	—
Interest rate caps purchased, indexed to 1-month LIBOR			3.72%	0.4	25,921	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.72%		0.4	25,921	Other liabilities	—	—
					$6,425,146		$123,830	$(44,490)
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Years Ended December 31,			Location of Gain (Loss) Reclassified from AOCI into Income
	2021	2020	2019
Interest rate contracts	$(51,739)	$(46,259)	$2,627	Interest expense on borrowings
During the year ended December 31, 2021, derivative positions designated as cash flow hedges with a notional amount totaling $401 million were discontinued following the Company's determination that the hedged forecasted transactions were not probable of occurring. A loss of $33.4 million, net of tax, was reclassified from AOCI into earnings as a result of the discontinuance of the cash flow hedges. During the years ended December 31, 2020 and 2019, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2021, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $14.8 million. See Note 11 to the consolidated financial statements for information about the reclassification adjustments from AOCI into earnings.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Years Ended December 31,			Location of Gain (Loss) in Consolidated Statements of Income
	2021	2020	2019
Fair value adjustment on derivatives	$(1,999)	$2,485	$(486)	Interest expense on borrowings
Fair value adjustment on hedged items	1,999	(2,498)	499	Interest expense on borrowings
Gain (loss) recognized on fair value hedges (ineffective portion)	$—	$(13)	$13

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following table provides information about the hedged items related to derivatives designated as fair value hedges at December 31, 2020 (in thousands):

	December 31, 2020	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$250,000	FHLB advances
Cumulative fair value hedging adjustments	$1,999	FHLB advances
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	December 31, 2021
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$7,072	$—	$7,072	$(3,104)	$(3,915)	$53
Derivative liabilities	(18,034)	—	(18,034)	3,104	14,557	(373)
	$(10,962)	$—	$(10,962)	$—	$10,642	$(320)

	December 31, 2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(44,490)	—	(44,490)	—	44,332	(158)
	$(44,490)	$—	$(44,490)	$—	$44,332	$(158)
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 11    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Year Ended December 31, 2021
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(72,789)	$18,561	$(54,228)
Amounts reclassified to gain on investment securities available for sale, net	(9,010)	2,298	(6,712)
Net change in unrealized loss on investment securities available for sale	(81,799)	20,859	(60,940)
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	29,808	(7,601)	22,207
Amounts reclassified to interest expense on borrowings	51,739	(13,194)	38,545
Reclassification adjustment for discontinuance of cash flow hedges	44,833	(11,433)	33,400
Net change in unrealized losses on derivative instruments	126,380	(32,228)	94,152
Other comprehensive income	$44,581	$(11,369)	$33,212

	Year Ended December 31, 2020
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$61,291	$(15,246)	$46,045
Amounts reclassified to gain on investment securities available for sale, net	(14,001)	3,570	(10,431)
Net change in unrealized gains on investment securities available for sale	47,290	(11,676)	35,614
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(116,168)	28,766	(87,402)
Amounts reclassified to interest expense on borrowings	46,259	(11,796)	34,463
Net change in unrealized losses on derivative instruments	(69,909)	16,970	(52,939)
Other comprehensive loss	$(22,619)	$5,294	$(17,325)

	Year Ended December 31, 2019
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$51,178	$(13,562)	$37,616
Amounts reclassified to gain on investment securities available for sale, net	(18,537)	4,912	(13,625)
Net change in unrealized gains on investment securities available for sale	32,641	(8,650)	23,991
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(79,945)	21,185	(58,760)
Amounts reclassified to interest expense on borrowings	(2,627)	696	(1,931)
Net change in unrealized losses on derivative instruments	(82,572)	21,881	(60,691)
Other comprehensive loss	$(49,931)	$13,231	$(36,700)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2018	$4,194	$679	$4,873
Other comprehensive loss	23,991	(60,691)	(36,700)
Balance at December 31, 2019	28,185	(60,012)	(31,827)
Other comprehensive loss	35,614	(52,939)	(17,325)
Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other comprehensive income	(60,940)	94,152	33,212
Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Capital Actions
In February 2022, the Company's Board of Directors authorized the repurchase of up to $150 million in shares of its outstanding common stock. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.
Note 12    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the 2010 Plan. In 2014, the Board of Directors and the Company's stockholders approved the 2014 Plan. The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 26,193 shares remain available for issuance as of December 31, 2021. The number of shares of common stock authorized for award under the 2014 Plan is 6,200,000, of which 2,363,586 shares remain available for issuance as of December 31, 2021. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. Unvested awards become fully vested in the event of a change in control, subject to a double trigger, as defined.
Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Compensation cost of equity based awards:
Unvested and restricted share awards	$13,334	$15,236	$17,334
Executive share-based awards	7,942	3,133	4,953
Incentive awards	2,707	2,145	1,189
Total compensation cost of equity based awards	23,983	20,514	23,476
Related tax benefits	(6,116)	(4,854)	(4,068)
Compensation cost of equity based awards, net of tax	$17,867	$15,660	$19,408

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Share Awards
Unvested share awards
A summary of activity related to unvested share awards for the periods indicated follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2018	1,186,238	$38.86
Granted	591,739	36.49
Vested	(561,769)	37.50
Canceled or forfeited	(165,753)	38.95
Unvested share awards outstanding, December 31, 2019	1,050,455	38.24
Granted	660,587	29.72
Vested	(479,057)	38.94
Canceled or forfeited	(70,150)	34.78
Unvested share awards outstanding, December 31, 2020	1,161,835	33.32
Granted	571,936	42.17
Vested	(479,790)	34.01
Canceled or forfeited	(74,297)	35.91
Unvested share awards outstanding, December 31, 2021	1,179,684	$37.17
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. All shares vest in equal annual installments over a period of four years from the date of grant except shares granted to the Company's Board of Directors, which vest over a period of one year.
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Range of the closing price on date of grant	$42.01 - $47.52	$13.99 - $30.90	$31.07 - $36.65
Aggregate grant date fair value of shares vesting	$16,319	$18,654	$21,064
The total unrecognized compensation cost of $28.7 million for all unvested share awards outstanding at December 31, 2021 will be recognized over a weighted average remaining period of 2.5 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and vest on December 31st in equal tranches over four years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of the performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
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
December 31, 2021

probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2018	90,609	99,867
Granted	73,062	73,062
Vested	(51,555)	(47,841)
Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Vested	(62,292)	(52,026)
Unvested executive share-based awards outstanding, December 31, 2020	156,555	179,793
Granted	63,814	63,814
Vested	(100,881)	—
Unvested executive share-based awards outstanding, December 31, 2021	119,488	243,607
The total liability for these executive share-based awards was $5.3 million at December 31, 2021. The total unrecognized compensation cost of $10.1 million for unvested executive share-based awards at December 31, 2021 will be recognized over a weighted average remaining period of 1.9 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards vest in equal installments over a period of four years from the date of grant. No common stock was awarded pursuant to these incentive arrangements for the 2020 performance period. These awards are included in the summary of activity related to unvested share awards above.
Option Awards
A summary of activity related to stock option awards for the periods indicated follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2018	964,840	$26.53
Exercised	(225,127)	25.84
Canceled or forfeited	(1,960)	63.74
Option awards outstanding, December 31, 2019	737,753	26.64
Exercised	(735,400)	26.67
Canceled or forfeited	(784)	22.18
Option awards outstanding, December 31, 2020	1,569	15.94
Exercised	(1,569)	15.94
Canceled or forfeited	—	—
Option awards outstanding and exercisable, December 31, 2021	—	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The intrinsic value and related tax benefit of the options exercised was immaterial for the years ended December 31, 2021, 2020 and 2019.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Deferred compensation liabilities of $33 million and $29 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2021 and 2020, respectively.
BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2021, 2020 and 2019, BankUnited made matching contributions to the 401(k) Plan of approximately $6.1 million, $5.7 million and $6.1 million, respectively.
Note 13    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2021 and 2020, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following tables provide information regarding regulatory capital for the Company at the dates indicated (dollars in thousands):

	December 31, 2021
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,991,085	8.37%	N/A (1)	N/A (1)	$1,429,955	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,991,085	12.60%	$1,542,833	6.50%	$1,068,115	4.50%	$1,661,512	7.00%
Tier 1 risk-based capital	$2,991,085	12.60%	$1,898,871	8.00%	$1,424,153	6.00%	$2,017,551	8.50%
Total risk-based capital	$3,391,066	14.29%	$2,373,589	10.00%	$1,898,871	8.00%	$2,492,268	10.50%
BankUnited:
Tier 1 leverage	$3,419,728	9.60%	$1,781,140	5.00%	$1,424,912	4.00%	N/A	N/A
CET1 risk-based capital	$3,419,728	14.49%	$1,534,040	6.50%	$1,062,028	4.50%	$1,652,043	7.00%
Tier 1 risk-based capital	$3,419,728	14.49%	$1,888,049	8.00%	$1,416,037	6.00%	$2,006,052	8.50%
Total risk-based capital	$3,519,709	14.91%	$2,360,062	10.00%	$1,888,049	8.00%	$2,478,065	10.50%

	December 31, 2020
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,005,495	8.63%	N/A (1)	N/A (1)	$1,392,950	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,005,495	12.57%	$1,553,546	6.50%	$1,075,532	4.50%	$1,673,049	7.00%
Tier 1 risk-based capital	$3,005,495	12.57%	$1,912,056	8.00%	$1,434,042	6.00%	$2,031,560	8.50%
Total risk-based capital	$3,502,804	14.66%	$2,390,070	10.00%	$1,912,056	8.00%	$2,509,574	10.50%
BankUnited:
Tier 1 leverage	$3,310,736	9.54%	$1,734,604	5.00%	$1,387,683	4.00%	N/A	N/A
CET1 risk-based capital	$3,310,736	13.93%	$1,544,939	6.50%	$1,069,573	4.50%	$1,663,781	7.00%
Tier 1 risk-based capital	$3,310,736	13.93%	$1,901,464	8.00%	$1,426,098	6.00%	$2,020,305	8.50%
Total risk-based capital	$3,508,044	14.76%	$2,376,829	10.00%	$1,901,464	8.00%	$2,495,671	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Upon the adoption of ASU 2016-13 effective January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
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
December 31, 2021

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
Derivative financial instruments—Fair values of interest rate swaps and caps are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include benchmark swap rates and benchmark forward yield curves. These fair value measurements are generally classified within level 2 of the fair value hierarchy.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	December 31, 2021
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$111,660	$—	$111,660
U.S. Government agency and sponsored enterprise residential MBS	—	2,097,796	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	—	856,899	856,899
Private label residential MBS and CMOs	—	2,149,420	2,149,420
Private label commercial MBS	—	2,604,010	2,604,010
Single family real estate-backed securities	—	476,968	476,968
Collateralized loan obligations	—	1,078,286	1,078,286
Non-mortgage asset-backed securities	—	152,510	152,510
State and municipal obligations	—	222,277	222,277
SBA securities	—	183,595	183,595
Marketable equity securities	120,777	—	120,777
Servicing rights	—	5,152	5,152
Derivative assets	—	59,019	59,019
Total assets at fair value	$232,437	$9,885,932	$10,118,369
Derivative liabilities	$—	$(25,314)	$(25,314)
Total liabilities at fair value	$—	$(25,314)	$(25,314)

	December 31, 2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$80,851	$—	$80,851
U.S. Government agency and sponsored enterprise residential MBS	—	2,405,570	2,405,570
U.S. Government agency and sponsored enterprise commercial MBS	—	539,354	539,354
Private label residential MBS and CMOs	—	998,603	998,603
Private label commercial MBS	—	2,526,354	2,526,354
Single family real estate-backed securities	—	650,888	650,888
Collateralized loan obligations	—	1,140,274	1,140,274
Non-mortgage asset-backed securities	—	253,261	253,261
State and municipal obligations	—	235,709	235,709
SBA securities	—	231,545	231,545
Marketable equity securities	104,274	—	104,274
Servicing rights	—	7,073	7,073
Derivative assets	—	123,830	123,830
Total assets at fair value	$185,125	$9,112,461	$9,297,586
Derivative liabilities	$—	$(44,490)	$(44,490)
Total liabilities at fair value	$—	$(44,490)	$(44,490)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value have been recorded during the year then ended (in thousands):

	December 31, 2021	December 31, 2020
Collateral dependent loans	$70,433	$73,803
Loans held for sale	—	20,500
OREO and repossessed assets	2,788	2,786
Operating lease equipment	11,429	—
	$84,650	$97,089

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		December 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$314,857	$314,857	$397,716	$397,716
Investment securities	1/2	$10,064,198	$10,064,887	$9,176,683	$9,177,870
Non-marketable equity securities	2	$135,859	$135,859	$195,865	$195,865
Loans held for sale	2	$—	$—	$24,676	$25,057
Loans, net	3	$23,638,596	$24,088,190	$23,608,719	$24,205,016
Derivative assets	2	$59,019	$59,019	$123,830	$123,830
Liabilities:
Demand, savings and money market deposits	2	$26,053,859	$26,053,859	$22,688,617	$22,688,617
Time deposits	2	$3,384,243	$3,388,435	$4,807,199	$4,814,862
Federal funds purchased	2	$199,000	$199,000	$180,000	$180,000
FHLB advances	2	$1,905,000	$1,905,629	$3,122,999	$3,127,190
Notes and other borrowings	2	$721,416	$813,095	$722,495	$849,120
Derivative liabilities	2	$25,314	$25,314	$44,490	$44,490
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
Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial, commercial real estate and consumer lines of credit to existing customers, for many of which additional extensions of credit are subject to borrowing base requirements. Some of these commitments may mature without being fully funded, so may not necessarily represent future liquidity requirements.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Total lending related commitments outstanding at December 31, 2021 were as follows (in thousands):

Commitments to fund loans	$497,189
Unfunded commitments under lines of credit	3,884,978
Commercial and standby letters of credit	109,014
$4,491,181
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
Note 16    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$164,212	$289,761
Marketable equity securities, at fair value	120,777	104,274
Investment in BankUnited, N.A.	3,465,136	3,288,252
Other assets	6,673	29,978
Total assets	$3,756,798	$3,712,265
Liabilities and Stockholders' Equity:
Notes payable	$691,200	$689,932
Other liabilities	27,837	39,321
Stockholders' equity	3,037,761	2,983,012
Total liabilities and stockholders' equity	$3,756,798	$3,712,265

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Condensed Statements of Income

	Years Ended December 31,
	2021	2020	2019
Income:
Interest and dividends on investment securities	$4,958	$4,214	$3,595
Service fees from subsidiary	13,014	15,935	18,080
Equity in earnings of subsidiary	455,672	224,734	335,723
Gain (loss) on investment securities	(2,530)	3,822	2,690
Total	471,114	248,705	360,088
Expense:
Interest on borrowings	36,143	29,041	20,200
Employee compensation and benefits	26,730	24,867	28,270
Other	3,744	3,711	4,396
Total	66,617	57,619	52,866
Income before income taxes	404,497	191,086	307,222
Benefit for income taxes	(10,487)	(6,767)	(5,876)
Net income	$414,984	$197,853	$313,098

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Condensed Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$414,984	$197,853	$313,098
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(143,672)	(224,734)	(30,723)
Equity based compensation	23,832	20,367	23,367
Other	8,810	10,171	(8,656)
Net cash provided by operating activities	303,954	3,657	297,086
Cash flows from investing activities:
Purchase of marketable equity securities	(35,000)	(53,266)	(8,963)
Proceeds from repayments, sale, maturities and calls of investment securities	15,728	13,426	11,575
Other	(11)	—	(142)
Net cash provided by (used in) investing activities	(19,283)	(39,840)	2,470
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	293,858	—
Dividends paid	(85,790)	(86,522)	(84,083)
Proceeds from exercise of stock options	25	19,611	5,817
Repurchase of common stock	(318,499)	(100,972)	(154,030)
Other	(5,956)	(4,620)	(6,514)
Net cash provided by (used in) financing activities	(410,220)	121,355	(238,810)
Net increase (decrease) in cash and cash equivalents	(125,549)	85,172	60,746
Cash and cash equivalents, beginning of period	289,761	204,589	143,843
Cash and cash equivalents, end of period	$164,212	$289,761	$204,589
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$19,876	$22,309	$20,775
Dividends received by BankUnited, Inc. from the Bank totaled $312 million and $305 million for the years ended December 31, 2021, and 2019, respectively. No dividends were received by BankUnited, Inc. from the Bank during the year ended December 31, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 17    Quarterly Financial Information (Unaudited)
Financial information by quarter for the periods indicated follows (in thousands, except per share data):

	2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$237,873	$234,345	$241,801	$245,429	$959,448
Interest expense	31,858	39,223	43,490	49,189	163,760
Net interest income before provision for credit losses	206,015	195,122	198,311	196,240	795,688
Provision for (recovery of) credit losses	246	(11,842)	(27,534)	(27,989)	(67,119)
Net interest income after provision for credit losses	205,769	206,964	225,845	224,229	862,807
Non-interest income	45,622	25,478	32,757	30,296	134,153
Non-interest expense	187,860	118,042	118,452	123,221	547,575
Income before income taxes	63,531	114,400	140,150	131,304	449,385
Provision (benefit) for income taxes	(61,724)	27,459	36,176	32,490	34,401
Net income	$125,255	$86,941	$103,974	$98,814	$414,984
Earnings per common share, basic	$1.42	$0.94	$1.12	$1.06	$4.52
Earnings per common share, diluted	$1.41	$0.94	$1.11	$1.06	$4.52

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$251,120	$254,572	$267,778	$294,139	$1,067,609
Interest expense	57,754	67,093	77,441	113,563	315,851
Net interest income before provision for credit losses	193,366	187,479	190,337	180,576	751,758
Provision for (recovery of) credit losses	(1,643)	29,232	25,414	125,428	178,431
Net interest income after provision for credit losses	195,009	158,247	164,923	55,148	573,327
Non-interest income	35,280	36,292	38,351	23,298	133,221
Non-interest expense	123,324	108,627	106,370	118,868	457,189
Income (loss) before income taxes	106,965	85,912	96,904	(40,422)	249,359
Provision (benefit) for income taxes	21,228	19,353	20,396	(9,471)	51,506
Net income (loss)	$85,737	$66,559	$76,508	$(30,951)	$197,853
Earnings (loss) per common share, basic	$0.89	$0.70	$0.80	$(0.33)	$2.06
Earnings (loss) per common share, diluted	$0.89	$0.70	$0.80	$(0.33)	$2.06

During the fourth quarter of 2021, the Bank reached a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and recorded a tax benefit of $43.9 million, net of federal impact. Unrelated to the Florida settlement, the Bank recorded an additional $25.2 million tax benefit related to a reduction in the liability for unrecognized tax benefits arising from expiration of statutes of limitation in the Federal and certain state jurisdictions. See Note 9 to the consolidated financial statements for information about income taxes.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following table details $40.4 million of notable items that impacted income before income taxes for the fourth quarter of 2021 (income (expense) in thousands):

Gain on sale of single-family residential loans	$18,216
Discontinuance of cash flow hedges	(44,833)
Special employee bonus	(6,809)
Professional fees related to tax settlement	(4,198)
Impairment of operating lease equipment	(2,813)
$(40,437)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2022 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2022 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2022 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2022 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)List of documents filed as part of this report:
1)    Financial Statements:
    Management's Report on Internal Control Over Financial Reporting
    Reports of Independent Registered Public Accounting Firms
    Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
    Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
    Notes to Consolidated Financial Statements
2)    Financial Statement Schedules:
Financial statement schedules are omitted as not required or not applicable or because the information is included in the Consolidated Financial Statements or notes thereto.
3)    List of Exhibits:
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Annual Report on Form 10-K of the Company filed February 28, 2018
3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed August 15, 2016
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
4.2	Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.3	First Supplemental Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.4	Form of 4.875% Senior Note due 2025 (included as part of Exhibit 4.3 above)	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.5	Indenture dated as of June 11, 2020 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed June 11, 2020
4.6	First Supplemental Indenture dated as of June 11, 2020 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed June 11, 2020
4.7	Form of 5.125% Subordinated Notes due 2030	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed, June 11, 2020
4.8	Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1	BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1b to the Annual Report on Form 10-K of the Company filed February 26, 2015
10.1a	Amendment to the BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1a to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3a	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.3b	BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 11, 2014
10.3c	Amendment No. 1 to the BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 10, 2020
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
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
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 19, 2019
10.13	Restricted Share Unit Agreement, dated December 29, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 3, 2017

Exhibit Number	Description	Location
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
23.2	Consent of Deloitte and Touche LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
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

BANKUNITED, INC.
Date:	February 24, 2022	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Leslie N. Lunak
/s/ TERE BLANCA	Director	February 24, 2022
Tere Blanca
/s/ JOHN N. DIGIACOMO	Director	February 24, 2022
John N. DiGiacomo
/s/ MICHAEL J. DOWLING	Director	February 24, 2022
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 24, 2022
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 24, 2022
A. Gail Prudenti
/s/ WILLIAM S. RUBENSTEIN	Director	February 24, 2022
William S. Rubenstein
/s/ SANJIV SOBTI	Director	February 24, 2022
Sanjiv Sobti
/s/ LYNNE WINES	Director	February 24, 2022
Lynne Wines