Form 10-Q
period 2022-03-31
BankUnited, Inc.
filed 2022-05-04
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of May 2, 2022 was 81,787,178.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2022

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CPR	Constant prepayment rate
CRE	Commercial real estate loans, including multi-family; non-owner occupied commercial real estate; and construction and land
DDA	Demand deposit account
DFAST	Dodd-Frank Act Stress Test
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HPI	Home price indices
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
ii

LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPP	Small Business Administration’s Paycheck Protection Program
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VIX	CBOE Volatility Index
WARM	Weighted-average remaining maturity

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks:
Non-interest bearing	$17,780	$19,143
Interest bearing	679,712	295,714
Cash and cash equivalents	697,492	314,857
Investment securities (including securities recorded at fair value of $10,562,098 and $10,054,198)	10,572,098	10,064,198
Non-marketable equity securities	190,534	135,859
Loans	23,370,029	23,765,053
Allowance for credit losses	(125,443)	(126,457)
Loans, net	23,244,586	23,638,596
Bank owned life insurance	314,697	309,477
Operating lease equipment, net	627,146	640,726
Goodwill	77,637	77,637
Other assets	607,434	634,046
Total assets	$36,331,624	$35,815,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$9,663,307	$8,975,621
Interest bearing	2,872,430	3,709,493
Savings and money market	13,029,823	13,368,745
Time	2,975,715	3,384,243
Total deposits	28,541,275	29,438,102
Federal funds purchased	199,000	199,000
FHLB advances	3,395,000	1,905,000
Notes and other borrowings	721,291	721,416
Other liabilities	613,826	514,117
Total liabilities	33,470,392	32,777,635

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 84,052,021 and 85,647,986 shares issued and outstanding	841	856
Paid-in capital	626,564	707,503
Retained earnings	2,391,526	2,345,342
Accumulated other comprehensive loss	(157,699)	(15,940)
Total stockholders' equity	2,861,232	3,037,761
Total liabilities and stockholders' equity	$36,331,624	$35,815,396

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans	$191,562	$205,335
Investment securities	43,048	38,501
Other	1,354	1,593
Total interest income	235,964	245,429
Interest expense:
Deposits	11,857	22,376
Borrowings	15,465	26,813
Total interest expense	27,322	49,189
Net interest income before provision for credit losses	208,642	196,240
Provision for (recovery of) credit losses	7,830	(27,989)
Net interest income after provision for credit losses	200,812	224,229
Non-interest income:
Deposit service charges and fees	5,960	4,900
Gain (loss) on sale of loans, net	(824)	1,754
Gain (loss) on investment securities, net	(7,868)	2,365
Lease financing	13,415	12,488
Other non-interest income	3,618	8,789
Total non-interest income	14,301	30,296
Non-interest expense:
Employee compensation and benefits	67,088	59,288
Occupancy and equipment	11,512	11,875
Deposit insurance expense	3,403	7,450
Professional fees	2,262	1,912
Technology and telecommunications	17,004	15,741
Depreciation of operating lease equipment	12,610	12,217
Other non-interest expense	12,445	14,738
Total non-interest expense	126,324	123,221
Income before income taxes	88,789	131,304
Provision for income taxes	21,639	32,490
Net income	$67,150	$98,814
Earnings per common share, basic	$0.79	$1.06
Earnings per common share, diluted	$0.79	$1.06

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$67,150	$98,814
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding loss arising during the period	(174,980)	(22,485)
Reclassification adjustment for net securities gains realized in income	(1,978)	(2,955)
Net change in unrealized gains (losses) on securities available for sale	(176,958)	(25,440)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	31,179	24,611
Reclassification adjustment for net losses realized in income	4,020	11,156
Net change in unrealized gains (losses) on derivative instruments	35,199	35,767
Other comprehensive income (loss)	(141,759)	10,327
Comprehensive income (loss)	$(74,609)	$109,141

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$67,150	$98,814
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(3,382)	(8,202)
Provision for (recovery of) credit losses	7,830	(27,989)
(Gain) loss on sale of loans, net	824	(1,754)
(Gain) loss on investment securities, net	7,868	(2,365)
Equity based compensation	6,614	7,669
Depreciation and amortization	18,947	18,142
Deferred income taxes	12,924	6,599
Proceeds from sale of loans held for sale	248,843	203,155
Other:
Decrease in other assets	56,905	24,498
Increase in other liabilities	32,767	67,832
Net cash provided by operating activities	457,290	386,399

Cash flows from investing activities:
Purchases of investment securities	(1,698,615)	(920,302)
Proceeds from repayments and calls of investment securities	559,785	535,586
Proceeds from sale of investment securities	482,307	410,242
Purchases of non-marketable equity securities	(106,875)	(1,199)
Proceeds from redemption of non-marketable equity securities	52,200	19,355
Purchases of loans	(862,163)	(963,441)
Loan originations and repayments, net	1,000,544	1,164,935
Proceeds from sale of loans, net	5,159	114,742
Acquisition of operating lease equipment	—	(38,875)
Other investing activities	(11,964)	(1,771)
Net cash provided by (used in) investing activities	(579,622)	319,272

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Net increase (decrease) in deposits	(896,827)	236,266
Net decrease in federal funds purchased	—	(180,000)
Additions to FHLB borrowings	1,810,000	920,000
Repayments of FHLB borrowings	(320,000)	(1,020,000)
Dividends paid	(19,876)	(22,309)
Repurchase of common stock	(82,103)	(7,263)
Other financing activities	13,773	19,715
Net cash provided by (used in) financing activities	504,967	(53,591)
Net increase in cash and cash equivalents	382,635	652,080
Cash and cash equivalents, beginning of period	314,857	397,716
Cash and cash equivalents, end of period	$697,492	$1,049,796

Supplemental disclosure of cash flow information:
Interest paid	$17,616	$41,379
Income taxes (refunded) paid, net	$(13,092)	$39,459

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$254,826	$305,028
Dividends declared, not paid	$20,966	$21,405

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761
Comprehensive loss	—	—	—	67,150	(141,759)	(74,609)
Dividends ($0.25 per common share)	—	—	—	(20,966)	—	(20,966)
Equity based compensation	468,050	5	6,326	—	—	6,331
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(132,112)	(1)	(5,181)	—	—	(5,182)
Repurchase of common stock	(1,931,903)	(19)	(82,084)	—	—	(82,103)
Balance at March 31, 2022	84,052,021	$841	$626,564	$2,391,526	$(157,699)	$2,861,232

Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012
Comprehensive income	—	—	—	98,814	10,327	109,141
Dividends ($0.23 per common share)	—	—	—	(21,405)	—	(21,405)
Equity based compensation	539,711	5	4,007	—	—	4,012
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(140,084)	(1)	(5,686)	—	—	(5,687)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(205,064)	(2)	(7,261)	—	—	(7,263)
Balance at March 31, 2021	93,263,632	$933	$1,008,603	$2,091,124	$(38,825)	$3,061,835

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 62 banking centers located in 12 Florida counties and 4 banking centers located in the New York metropolitan area at March 31, 2022. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Three Months Ended March 31, 2022
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models for these instruments, resulting in fewer embedded conversion features being separately recognized from the host contract. Additionally, this ASU revises the criteria for determining whether contracts in an entity's own equity meet the scope exception from derivative accounting, which will change the population of contracts that are recognized as assets or liabilities. The amendments in this ASU also revise certain aspects of the guidance on calculating earnings per share with respect to convertible instruments and instruments that may be settled in the entity's own shares. The Company adopted this ASU on January 1, 2022, with no material impact on the Company's consolidated financial position, results of operations, and cash flows.
ASU No. 2022-01, Fair Value Hedging—Portfolio Layer Method (Topic 815). This ASU expands the portfolio layer method of hedge accounting prescribed in ASU No. 2017-12 to allow multiple hedged layers of a single closed portfolio and to include portfolios of both prepayable and non-prepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same accounting method to similar hedging strategies. The ASU also specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on accounting and disclosure of hedge basis adjustments and specifies how hedge basis adjustments should be considered in determining credit losses for assets in the designated closed portfolio. This ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2022. The Company adopted this ASU upon its release in March 2022 with no material impact on the Company's consolidated financial position, results of operations, and cash flows.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Accounting Pronouncements Not Yet Adopted
ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326). This ASU eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The ASU enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, updates certain requirements related to accounting for credit losses under ASC 326 and requires disclosure of current-period gross write offs of financing receivables by year of origination. The ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company has not completed its evaluation of the impact of adoption of this ASU, however, the impact of adoption on the Company's consolidated financial position, results of operations, and cash flows is not expected to be material. Adoption will lead to additional and revised disclosures in the Company's financial statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2022	2021
Basic earnings per common share:
Numerator:
Net income	$67,150	$98,814
Distributed and undistributed earnings allocated to participating securities	(929)	(1,252)
Income allocated to common stockholders for basic earnings per common share	$66,221	$97,562
Denominator:
Weighted average common shares outstanding	84,983,873	93,075,702
Less average unvested stock awards	(1,211,807)	(1,205,529)
Weighted average shares for basic earnings per common share	83,772,066	91,870,173
Basic earnings per common share	$0.79	$1.06
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$66,221	$97,562
Adjustment for earnings reallocated from participating securities	1	1
Income used in calculating diluted earnings per common share	$66,222	$97,563
Denominator:
Weighted average shares for basic earnings per common share	83,772,066	91,870,173
Dilutive effect of certain share-based awards	137,704	93,540
Weighted average shares for diluted earnings per common share	83,909,770	91,963,713
Diluted earnings per common share	$0.79	$1.06
Potentially dilutive unvested shares totaling 1,267,676 and 1,283,294 were outstanding at March 31, 2022 and 2021, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$109,402	$—	$(7,883)	$101,519
U.S. Government agency and sponsored enterprise residential MBS	2,175,183	8,679	(18,238)	2,165,624
U.S. Government agency and sponsored enterprise commercial MBS	753,232	1,270	(39,908)	714,594
Private label residential MBS and CMOs	2,827,169	29	(119,157)	2,708,041
Private label commercial MBS	2,752,931	1,420	(42,365)	2,711,986
Single family real estate-backed securities	506,111	234	(12,476)	493,869
Collateralized loan obligations	1,079,220	—	(6,740)	1,072,480
Non-mortgage asset-backed securities	119,282	27	(1,911)	117,398
State and municipal obligations	204,920	3,995	(1,636)	207,279
SBA securities	169,724	1,872	(2,484)	169,112
	10,697,174	$17,526	$(252,798)	10,461,902
Investment securities held to maturity	10,000			10,000
	$10,707,174			10,471,902
Marketable equity securities				100,196
				$10,572,098

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

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
				$10,064,198

(1)At fair value except for securities held to maturity.
Investment securities held to maturity at March 31, 2022 and December 31, 2021 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $18 million and $16 million at March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At March 31, 2022, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,551,485	$1,517,106
Due after one year through five years	6,465,385	6,369,610
Due after five years through ten years	2,092,483	2,014,536
Due after ten years	587,821	560,650
	$10,697,174	$10,461,902
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.2 billion and $4.0 billion at March 31, 2022 and December 31, 2021, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Proceeds from sale of investment securities AFS	$482,307	$410,242

Gross realized gains on investment securities AFS	$2,750	$3,992
Gross realized losses on investment securities AFS	(77)	(25)
Net realized gain	2,673	3,967

Net unrealized losses on marketable equity securities recognized in earnings	(10,541)	(1,602)

Gain (loss) on investment securities, net	$(7,868)	$2,365
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$57,646	$(2,331)	$43,873	$(5,552)	$101,519	$(7,883)
U.S. Government agency and sponsored enterprise residential MBS	757,481	(10,072)	408,874	(8,166)	1,166,355	(18,238)
U.S. Government agency and sponsored enterprise commercial MBS	366,153	(23,942)	158,361	(15,966)	524,514	(39,908)
Private label residential MBS and CMOs	2,594,526	(113,293)	66,721	(5,864)	2,661,247	(119,157)
Private label commercial MBS	1,979,528	(26,074)	286,911	(16,291)	2,266,439	(42,365)
Single family real estate-backed securities	325,231	(8,945)	41,621	(3,531)	366,852	(12,476)
Collateralized loan obligations	731,894	(4,348)	317,886	(2,392)	1,049,780	(6,740)
Non-mortgage asset-backed securities	104,093	(1,911)	—	—	104,093	(1,911)
State and municipal obligations	59,176	(1,636)	—	—	59,176	(1,636)
SBA securities	45	—	91,539	(2,484)	91,584	(2,484)
	$6,975,773	$(192,552)	$1,415,786	$(60,246)	$8,391,559	$(252,798)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

	December 31, 2021
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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three months ended March 31, 2022 and 2021. At March 31, 2022, the Company did not have an intent to sell securities that were in unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At March 31, 2022, 419 securities available for sale were in unrealized loss positions. The amount of impairment related to 89 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.7 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at March 31, 2022 is further discussed below.
Unrealized losses were generally attributable to rising interest rates and, to a lesser extent, widening spreads related to the Federal Reserve's plans for quantitative tightening and benchmark interest rate increases. Continuing supply-chain disruptions, inflationary indicators and geopolitical events have also led to market uncertainty, producing some yield curve dislocations.
U.S. Government Agency and Government Sponsored Enterprise Securities
At March 31, 2022, five U.S. treasury, fifty-eight U.S. Government agency and sponsored enterprise residential MBS, twenty-four U.S. Government agency and sponsored enterprise commercial MBS, and ten SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2022. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at March 31, 2022, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Private label residential MBS and CMOs
At March 31, 2022, ninety-nine private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our March 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 17%. As of March 31, 2022, 95% of impaired securities in this category, based on carrying value, were externally rated AAA, 1% were rated AA and 4% were rated A.
Private label commercial MBS
At March 31, 2022, eighty-three private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. Our March 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 6% compared to weighted average credit support of 42%. As of March 31, 2022, 88% of impaired securities in this category, based on carrying value, were externally rated AAA, 9% were rated AA and 3% were rated A.
Single family real estate-backed securities
At March 31, 2022, sixteen single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home prices appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our March 31, 2022 analysis projected weighted average collateral losses for this category of 5% compared to weighted average credit support of 48%. As of March 31, 2022, 76% of impaired securities in this category, based on carrying value, were externally rated AAA, 16% were rated AA and one security was not rated.
Collateralized loan obligations
At March 31, 2022, twenty-five collateralized loan obligations were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our March 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 43%. As of March 31, 2022, 81% of the impaired securities in this category, based on carrying value, were externally rated AAA, 15% were rated AA and 4% were rated A.
Non-mortgage asset-backed securities
At March 31, 2022, six non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our March 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 3% compared to weighted average credit support of 21%. As of March 31, 2022, 51% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 49% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

State and Municipal Obligations
At March 31, 2022, four state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of March 31, 2022, all of the impaired securities in this category, based on carrying value, were externally rated AAA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$6,668,116	28.5%	$6,338,225	26.7%
Government insured residential	1,938,479	8.3%	2,023,221	8.5%
Other consumer loans	6,244	—%	6,934	—%
	8,612,839	36.8%	8,368,380	35.2%
Commercial:
Multi-family	1,072,981	4.6%	1,154,738	4.9%
Non-owner occupied commercial real estate	4,284,675	18.3%	4,381,610	18.4%
Construction and land	176,825	0.8%	165,390	0.7%
Owner occupied commercial real estate	1,905,395	8.2%	1,944,658	8.2%
Commercial and industrial	4,951,999	21.2%	4,790,275	20.2%
PPP	80,296	0.3%	248,505	1.0%
Pinnacle	935,915	4.0%	919,641	3.9%
Bridge - franchise finance	306,563	1.3%	342,124	1.4%
Bridge - equipment finance	341,369	1.5%	357,599	1.5%
Mortgage warehouse lending	701,172	3.0%	1,092,133	4.6%
	14,757,190	63.2%	15,396,673	64.8%
Total loans	23,370,029	100.0%	23,765,053	100.0%
Allowance for credit losses	(125,443)		(126,457)
Loans, net	$23,244,586		$23,638,596
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $73 million and $67 million at March 31, 2022 and December 31, 2021, respectively.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
UPB	$115,405	$124,963
Non-credit discount	(54,709)	(59,759)
Total amortized cost of PCD loans	60,696	65,204
ACL related to PCD loans	(621)	(476)
PCD loans, net	$60,075	$64,728

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Included in Loans, net are direct or sales type finance leases totaling $663 million and $652 million at March 31, 2022 and December 31, 2021, respectively. The amount of income recognized from direct or sales type finance leases for the three months ended March 31, 2022 and 2021 totaled $4.6 million and $5.4 million, respectively and is included in interest income on loans in the consolidated statements of income.
During the three months ended March 31, 2022 and 2021, the Company purchased residential and other consumer loans totaling $862 million and $963 million, respectively. Purchases for the three months ended March 31, 2022 and 2021 included $172 million and $578 million, respectively, of government insured residential loans.
At March 31, 2022 and December 31, 2021, the Company had pledged loans with a carrying value of approximately $11.0 billion and $10.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At March 31, 2022 and December 31, 2021, accrued interest receivable on loans totaled $102 million and $98 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three months ended March 31, 2022 and 2021.
Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period based on a single third-party provided economic scenario. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022			2021
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$9,187	$117,270	$126,457	$18,719	$238,604	$257,323
Provision (recovery)	(256)	7,702	7,446	(2,864)	(23,442)	(26,306)
Charge-offs	—	(10,671)	(10,671)	(14)	(11,978)	(11,992)
Recoveries	26	2,185	2,211	3	1,906	1,909
Ending balance	$8,957	$116,486	$125,443	$15,844	$205,090	$220,934
The decrease in the ACL from December 31, 2021 to March 31, 2022 reflected net charge-offs offset by the provision for credit losses. The most significant factor impacting the provision for credit losses for three months ended March 31, 2022 was an increase in qualitative loss factors related to economic uncertainty.
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Amount related to funded portion of loans	$7,446	$(26,306)
Amount related to off-balance sheet credit exposures	384	(1,048)
Amount related to accrued interest receivable	—	(271)
Amount related to AFS debt securities	—	(364)
Total provision for (recovery of) credit losses	$7,830	$(27,989)
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
March 31, 2022

Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential and other consumer loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated at least annually, and were most recently updated in the first quarter of 2022. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment and wages, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	March 31, 2022
	Amortized Cost By Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current	$260,140	$3,201,688	$998,850	$363,094	$202,919	$1,571,843	$6,598,534
30 - 59 Days Past Due	4,049	31,168	5,334	3,288	2,083	4,953	50,875
60 - 89 Days Past Due	—	674	79	—	414	2,433	3,600
90 Days or More Past Due	—	—	—	—	5,097	10,010	15,107
	$264,189	$3,233,530	$1,004,263	$366,382	$210,513	$1,589,239	$6,668,116

	December 31, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$2,884,761	$1,062,348	$395,453	$224,175	$342,414	$1,352,844	$6,261,995
30 - 59 Days Past Due	32,307	2,705	5,482	1,942	5,831	4,825	53,092
60 - 89 Days Past Due	605	—	1,750	1,988	—	1,307	5,650
90 Days or More Past Due	1,407	—	609	5,100	1,064	9,308	17,488
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	March 31, 2022
	Amortized Cost By Origination Year
LTV	2022	2021	2020	2019	2018	Prior	Total
Less than 61%	$98,282	$1,346,780	$378,269	$84,178	$49,170	$555,715	$2,512,394
61% - 70%	71,188	869,013	251,806	89,525	54,280	377,744	1,713,556
71% - 80%	92,007	995,282	374,113	184,487	102,057	605,108	2,353,054
More than 80%	2,712	22,455	75	8,192	5,006	50,672	89,112
	$264,189	$3,233,530	$1,004,263	$366,382	$210,513	$1,589,239	$6,668,116

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

	December 31, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$1,222,510	$399,512	$89,078	$54,301	$111,540	$476,170	$2,353,111
61% - 70%	791,935	269,739	92,282	59,425	66,641	343,654	1,623,676
71% - 80%	899,400	395,726	212,649	111,276	145,413	518,817	2,283,281
More than 80%	5,235	76	9,285	8,203	25,715	29,643	78,157
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	March 31, 2022
	Amortized Cost By Origination Year
FICO	2022	2021	2020	2019	2018	Prior	Total
760 or greater	$187,281	$2,435,503	$806,659	$235,882	$123,346	$1,111,642	$4,900,313
720 - 759	57,451	614,077	131,848	70,658	41,416	256,256	1,171,706
719 or less	19,457	183,950	65,756	59,842	45,751	221,341	596,097
	$264,189	$3,233,530	$1,004,263	$366,382	$210,513	$1,589,239	$6,668,116

	December 31, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$2,230,259	$803,026	$245,942	$125,713	$254,750	$937,285	$4,596,975
720 - 759	562,763	194,068	91,276	53,576	54,080	219,561	1,175,324
719 or less	126,058	67,959	66,076	53,916	40,479	211,438	565,926
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Commercial credit exposure based on internal risk rating:

	March 31, 2022
	Amortized Cost By Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
CRE
Pass	$179,961	$880,893	$580,729	$1,295,275	$624,952	$1,321,895	$93,206	$4,976,911
Special mention	—	—	—	1,902	28,579	1,504	—	31,985
Substandard	3,789	7,854	14,139	162,042	32,439	305,322	—	525,585
Total CRE	$183,750	$888,747	$594,868	$1,459,219	$685,970	$1,628,721	$93,206	$5,534,481
C&I
Pass	$311,233	$1,022,714	$587,182	$846,195	$407,776	$995,605	$2,266,537	$6,437,242
Special mention	106	5,968	222	34,682	15,340	3,299	3,648	63,265
Substandard	1,138	22,816	38,156	141,173	63,098	119,920	44,040	430,341
Doubtful	—	—	—	900	—	—	5,942	6,842
Total C&I	$312,477	$1,051,498	$625,560	$1,022,950	$486,214	$1,118,824	$2,320,167	$6,937,690
Pinnacle
Pass	$52,418	$142,062	$104,862	$80,386	$34,071	$522,116	$—	$935,915
Total Pinnacle	$52,418	$142,062	$104,862	$80,386	$34,071	$522,116	$—	$935,915
Bridge - Equipment Finance
Pass	$9,256	$69,827	$18,181	$113,736	$40,625	$63,030	$—	$314,655
Substandard	—	—	—	—	4,383	22,331	—	26,714
Total Bridge - Equipment Finance	$9,256	$69,827	$18,181	$113,736	$45,008	$85,361	$—	$341,369
Bridge - Franchise Finance
Pass	$1,488	$48,190	$44,135	$91,926	$11,210	$11,771	$—	$208,720
Substandard	—	2,077	6,078	36,660	20,137	13,055	—	78,007
Doubtful	—	—	—	7,678	12,158	—	—	19,836
Total Bridge - Franchise Finance	$1,488	$50,267	$50,213	$136,264	$43,505	$24,826	$—	$306,563
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$701,172	$701,172
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$701,172	$701,172

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

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
At March 31, 2022 and December 31, 2021, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	March 31, 2022
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$886,222	$3,931,211	$159,478	$1,753,081	$4,603,865	$80,296	$935,915	$208,720	$314,655	$701,172	$13,574,615
Special mention	—	30,083	1,902	5,369	57,896	—	—	—	—	—	95,250
Substandard - accruing	176,034	297,714	10,355	125,866	250,016	—	—	69,619	26,714	—	956,318
Substandard non-accruing	10,725	25,667	5,090	21,079	33,380	—	—	8,388	—	—	104,329
Doubtful	—	—	—	—	6,842	—	—	19,836	—	—	26,678
	$1,072,981	$4,284,675	$176,825	$1,905,395	$4,951,999	$80,296	$935,915	$306,563	$341,369	$701,172	$14,757,190

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

	December 31, 2021
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$970,337	$3,892,353	$147,470	$1,750,035	$4,368,590	$248,505	$919,641	$228,381	$316,924	$1,092,133	$13,934,369
Special mention	—	26,088	6,174	14,010	102,321	—	—	—	—	—	148,593
Substandard -accruing	173,536	423,918	6,582	160,159	250,644	—	—	80,864	40,675	—	1,136,378
Substandard non-accruing	10,865	39,251	5,164	20,454	40,958	—	—	12,887	—	—	129,579
Doubtful	—	—	—	—	27,762	—	—	19,992	—	—	47,754
	$1,154,738	$4,381,610	$165,390	$1,944,658	$4,790,275	$248,505	$919,641	$342,124	$357,599	$1,092,133	$15,396,673
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	March 31, 2022					December 31, 2021
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$6,598,534	$50,875	$3,600	$15,107	$6,668,116	$6,261,995	$53,092	$5,650	$17,488	$6,338,225
Government insured residential	1,004,764	127,093	102,749	703,873	1,938,479	1,034,686	143,672	115,028	729,835	2,023,221
Other consumer loans	6,212	32	—	—	6,244	6,919	15	—	—	6,934
Multi-family	1,070,843	—	—	2,138	1,072,981	1,135,363	6,017	11,220	2,138	1,154,738
Non-owner occupied commercial real estate	4,246,741	19,133	1,286	17,515	4,284,675	4,359,671	2,727	29	19,183	4,381,610
Construction and land	172,178	4,301	—	346	176,825	160,183	492	4,369	346	165,390
Owner occupied commercial real estate	1,891,719	543	—	13,133	1,905,395	1,930,932	—	1,402	12,324	1,944,658
Commercial and industrial	4,891,789	21,799	25,901	12,510	4,951,999	4,763,976	2,114	11,016	13,169	4,790,275
PPP	80,119	177	—	—	80,296	247,740	765	—	—	248,505
Pinnacle	935,915	—	—	—	935,915	919,641	—	—	—	919,641
Bridge - franchise finance	275,590	27,602	—	3,371	306,563	331,397	—	6,735	3,992	342,124
Bridge - equipment finance	338,803	2,566	—	—	341,369	357,599	—	—	—	357,599
Mortgage warehouse lending	701,172	—	—	—	701,172	1,092,133	—	—	—	1,092,133
	$22,214,379	$254,121	$133,536	$767,993	$23,370,029	$22,602,235	$208,894	$155,449	$798,475	$23,765,053
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $30.6 million and $31.3 million at March 31, 2022 and December 31, 2021, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Loans contractually delinquent by 90 days or more and still accruing totaled $704 million and $730 million at March 31, 2022 and December 31, 2021, respectively, all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$19,824	$—	$28,553	$1,684
Commercial:
Multi-family	10,725	10,725	10,865	10,865
Non-owner occupied commercial real estate	25,667	11,069	39,251	20,929
Construction and land	5,090	4,301	5,164	4,369
Owner occupied commercial real estate	21,079	5,707	20,453	4,457
Commercial and industrial	40,222	16,176	68,720	10,083
Bridge - franchise finance	28,224	2,304	32,879	16,808
	$150,831	$50,282	$205,885	$69,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $41.9 million and $46.1 million at March 31, 2022 and December 31, 2021, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three months ended March 31, 2022 and 2021. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.3 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$746	$746	$2,317	$2,295
Commercial:
Multi-family	10,725	10,725	10,865	10,865
Non-owner occupied commercial real estate	24,784	24,289	29,001	28,486
Construction and land	4,647	4,647	4,715	4,715
Owner occupied commercial real estate	16,431	16,387	15,198	15,155
Commercial and industrial	17,643	16,743	45,015	37,020
Bridge - franchise finance	24,889	17,457	26,055	18,740
Total commercial	99,119	90,248	130,849	114,981
	$99,865	$90,994	$133,166	$117,276
Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the three months ended March 31, 2022.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $298 million, of which $291 million was government insured, at March 31, 2022 and $208 million, of which $202 million was government insured, at December 31, 2021. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at March 31, 2022 and December 31, 2021.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2022 and 2021 that experienced payment defaults during those periods (dollars in thousands):

	Three Months Ended March 31,
	2022				2021
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	4	$1,992	—	$—	—	$—	—	$—
Government insured residential	390	63,539	125	21,391	68	11,497	58	10,054
Commercial and industrial	8	15,219	—	—	—	—	—	—
Bridge - franchise finance	—	—	—	—	—	—	1	492
	402	$80,750	125	$21,391	68	$11,497	59	$10,546
TDRs during the three months ended March 31, 2022 and 2021 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
Note 5    Income Taxes
The Company’s effective income tax rate was 24.4% and 24.7% for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
Note 6    Derivatives and Hedging Activities
The Company has entered into interest rate swaps and caps designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. The Company has also entered into interest rate swaps designated as fair value hedges designed to hedge changes in the fair value of outstanding fixed rate instruments caused by fluctuations in the benchmark interest rate.
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three months ended March 31, 2022 and 2021, the impact on earnings related to changes in fair value of these derivatives was not material.
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
March 31, 2022

does not currently anticipate any significant losses from failure of interest rate derivative counterparties to honor their obligations.
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of zero at both March 31, 2022 and December 31, 2021.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2022
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.36%	3-Month LIBOR	2.6	$820,000	Other liabilities	$—	$(568)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	SOFR	2.3	275,000		—	—
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	1.22%	Fed Funds Effective Rate	2.4	400,000		—	—
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	1.00%		3.2	200,000	Other assets	9,781	—
Derivatives designated as fair value hedges:
Pay-variable interest rate swaps	Variability of fair value of fixed rate loans		SOFR	2.3	100,000		—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.56%	1-Month LIBOR	4.7	1,598,865	Other assets / Other liabilities	14,934	(3,061)
Pay-variable interest rate swaps		1-Month LIBOR	3.56%	4.7	1,598,865	Other assets / Other liabilities	9,196	(40,650)
Pay-fixed interest rate swaps		3.48%	SOFR	6.4	70,260	Other assets / Other liabilities	2,074	(117)
Pay-variable interest rate swaps		SOFR	3.48%	6.4	70,260	Other assets / Other liabilities	338	(2,074)
Interest rate caps purchased, indexed to 1-month LIBOR			1.00%	3.7	25,000	Other assets	951	—
Interest rate caps sold, indexed to 1-month LIBOR		1.00%		3.7	25,000	Other liabilities	—	(951)
					$5,183,250		$37,274	$(47,421)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

	December 31, 2021
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.35%	3-Month LIBOR	2.6	$905,000	Other liabilities	$—	$(2,687)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate liabilities	0.87%	Fed Funds Effective Rate	2.5	200,000		—	—
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	1.00%		3.5	200,000	Other assets	3,260	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.57%	1-Month LIBOR or SOFR	5.0	1,668,517	Other assets / Other liabilities	3,369	(15,347)
Pay-variable interest rate swaps		1-Month LIBOR or SOFR	3.57%	5.0	1,668,517	Other assets / Other liabilities	51,947	(6,837)
Interest rate caps purchased, indexed to 1-month LIBOR			1.00%	4.0	25,000	Other assets	443	—
Interest rate caps sold, indexed to 1-month LIBOR		1.00%		4.0	25,000	Other liabilities	—	(443)
					$4,692,034		$59,019	$(25,314)
The following table provides information about the amount of loss related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Location of loss reclassified from AOCI into income:
Interest expense on borrowings	$(4,710)	$(14,975)
Interest expense on deposits	(722)	—
	$(5,432)	$(14,975)
During the three months ended March 31, 2022 and 2021, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2022, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $1.1 million. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended March 31,		Location of Gain (Loss) in Consolidated Statements of Income
	2022	2021
Variability of fair value of fixed rate loans:
Fair value adjustment on derivatives	$700	$—	Interest income on loans
Fair value adjustment on hedged items	(733)	—	Interest income on loans
Loss recognized on fair value hedges (ineffective portion)	$(33)	$—

Variability of fair value of fixed rate borrowings:
Fair value adjustment on derivatives	$—	$(827)	Interest expense on borrowings
Fair value adjustment on hedged items	—	825	Interest expense on borrowings
Loss recognized on fair value hedges (ineffective portion)	$—	$(2)
Included in the table above are fair value hedges on fixed rate borrowings which matured during the year ended December 31, 2021.
The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	$—	Loans
Cumulative fair value hedging adjustments	$(733)	$—	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. At March 31, 2022, the amortized cost basis of the closed portfolio used in this hedging relationship was $1.1 billion.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2022
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$27,740	$—	$27,740	$(2,041)	$(25,514)	$185
Derivative liabilities	(3,746)	—	(3,746)	2,041	1,214	(491)
	$23,994	$—	$23,994	$—	$(24,300)	$(306)

	December 31, 2021
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$7,072	$—	$7,072	$(3,104)	$(3,915)	$53
Derivative liabilities	(18,034)	—	(18,034)	3,104	14,557	(373)
	$(10,962)	$—	$(10,962)	$—	$10,642	$(320)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding losses arising during the period	$(236,434)	$61,454	$(174,980)	$(30,181)	$7,696	$(22,485)
Amounts reclassified to gain on investment securities available for sale, net	(2,673)	695	(1,978)	(3,967)	1,012	(2,955)
Net change in unrealized gains (losses) on investment securities available for sale	(239,107)	62,149	(176,958)	(34,148)	8,708	(25,440)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	41,963	(10,784)	31,179	33,035	(8,424)	24,611
Amounts reclassified to interest expense on deposits	722	(188)	534	—	—	—
Amounts reclassified to interest expense on borrowings	4,710	(1,224)	3,486	14,975	(3,819)	11,156
Net change in unrealized gains (losses) on derivative instruments	47,395	(12,196)	35,199	48,010	(12,243)	35,767
Other comprehensive income (loss)	$(191,712)	$49,953	$(141,759)	$13,862	$(3,535)	$10,327
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Other comprehensive income (loss)	(176,958)	35,199	(141,759)
Balance at March 31, 2022	$(174,099)	$16,400	$(157,699)

Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other comprehensive income (loss)	(25,440)	35,767	10,327
Balance at March 31, 2021	$38,359	$(77,184)	$(38,825)
Capital Actions
In May 2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Note 8    Fair Value Measurements
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2022
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$101,519	$—	$101,519
U.S. Government agency and sponsored enterprise residential MBS	—	2,165,624	2,165,624
U.S. Government agency and sponsored enterprise commercial MBS	—	714,594	714,594
Private label residential MBS and CMOs	—	2,708,041	2,708,041
Private label commercial MBS	—	2,711,986	2,711,986
Single family real estate-backed securities	—	493,869	493,869
Collateralized loan obligations	—	1,072,480	1,072,480
Non-mortgage asset-backed securities	—	117,398	117,398
State and municipal obligations	—	207,279	207,279
SBA securities	—	169,112	169,112
Marketable equity securities	100,196	—	100,196
Servicing rights	—	5,032	5,032
Derivative assets	—	37,274	37,274
Total assets at fair value	$201,715	$10,402,689	$10,604,404
Derivative liabilities	$—	$(47,421)	$(47,421)
Total liabilities at fair value	$—	$(47,421)	$(47,421)

	December 31, 2021
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$111,660	$—	$111,660
U.S. Government agency and sponsored enterprise residential MBS	—	2,097,796	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	—	856,899	856,899
Private label residential MBS and CMOs	—	2,149,420	2,149,420
Private label commercial MBS	—	2,604,010	2,604,010
Single family real estate-backed securities	—	476,968	476,968
Collateralized loan obligations	—	1,078,286	1,078,286
Non-mortgage asset-backed securities	—	152,510	152,510
State and municipal obligations	—	222,277	222,277
SBA securities	—	183,595	183,595
Marketable equity securities	120,777	—	120,777
Servicing rights	—	5,152	5,152
Derivative assets	—	59,019	59,019
Total assets at fair value	$232,437	$9,885,932	$10,118,369
Derivative liabilities	$—	$(25,314)	$(25,314)
Total liabilities at fair value	$—	$(25,314)	$(25,314)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Assets and liabilities measured at fair value on a non-recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities that may be measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.
Collateral dependent loans and OREO—The carrying amount of collateral dependent loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell when repayment is expected to come from the sale of the collateral. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs.
Fair value measurements related to collateral dependent loans and OREO are generally classified within level 3 of the fair value hierarchy.
Operating lease equipment—Fair values of impaired operating lease equipment are typically based upon discounted cash flow analyses, considering expected lease rates and estimated end of life residual values, typically obtained from independent appraisals. These fair value measurements are classified within level 3 of the fair value hierarchy.
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	March 31, 2022	December 31, 2021
Collateral dependent loans	$41,232	$70,433
OREO	121	2,788
Operating lease equipment	—	11,429
	$41,353	$84,650
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$697,492	$697,492	$314,857	$314,857
Investment securities	1/2	$10,572,098	$10,572,495	$10,064,198	$10,064,887
Non-marketable equity securities	2	$190,534	$190,534	$135,859	$135,859
Loans, net	3	$23,244,586	$23,116,432	$23,638,596	$24,088,190
Derivative assets	2	$37,274	$37,274	$59,019	$59,019
Liabilities:
Demand, savings and money market deposits	2	$25,565,560	$25,565,560	$26,053,859	$26,053,859
Time deposits	2	$2,975,715	$2,962,239	$3,384,243	$3,388,435
Federal funds purchased	2	$199,000	$199,000	$199,000	$199,000
FHLB advances	2	$3,395,000	$3,394,089	$1,905,000	$1,905,629
Notes and other borrowings	2	$721,291	$758,714	$721,416	$813,095
Derivative liabilities	2	$47,421	$47,421	$25,314	$25,314

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2022

Note 9    Commitments and Contingencies
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
Total lending related commitments outstanding at March 31, 2022 were as follows (in thousands):

Commitments to fund loans	$631,426
Unfunded commitments under lines of credit	4,329,074
Commercial and standby letters of credit	108,781
$5,069,281
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2022 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future" and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by external circumstances outside the Company's direct control. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2021 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
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
Quarterly highlights include:
•Net income for the three months ended March 31, 2022 was $67.2 million, or $0.79 per diluted share, compared to $98.8 million, or $1.06 per diluted share, for the three months ended March 31, 2021 and $125.3 million or $1.41 per diluted share for the immediately preceding three months ended December 31, 2021. As previously reported, earnings for the quarter ended December 31, 2021 were impacted by discrete income tax benefits of $69.1 million and a $44.8 million pre-tax loss on discontinuance of hedges. Earnings for the quarter ended March 31, 2021 were favorably impacted by a $28.0 million recovery of the provision for credit losses. For the three months ended March 31, 2022, the annualized return on average stockholders' equity was 9.0% and the annualized return on average assets was 0.76%.
•The net interest margin, calculated on a tax-equivalent basis, expanded to 2.50% for the three months ended March 31, 2022 from 2.44% for the immediately preceding three months and 2.39% for the three months ended March 31, 2021. Net interest income increased by $2.6 million compared to the immediately preceding three months ended December 31, 2021 and by $12.4 million compared to the three months ended March 31, 2021.
•The average cost of total deposits was 0.17% for the three months ended March 31, 2022 compared to 0.19% for the immediately preceding three months ended December 31, 2021 and 0.33% for the three months ended March 31, 2021. On a spot basis, the APY on total deposits was 0.16% at both March 31, 2022 and December 31, 2021, compared to 0.27% at March 31, 2021.
•Non-interest bearing demand deposits grew by $688 million during the three months ended March 31, 2022. At March 31, 2022, non-interest bearing demand deposits represented 34% of total deposits, compared to 30% of total deposits at December 31, 2021. Total deposits declined by $897 million during the three months ended March 31, 2022, with declines in interest bearing demand, savings and money market and time deposits. The majority of deposit outflows were accounts that, based on prior experience, we would expect to be price sensitive in a rising rate environment.
•Total loans, excluding the runoff of PPP loans, declined by $227 million for the three months ended March 31, 2022, while average loans, excluding PPP loans, increased by $586 million.
•The ratio of non-performing loans to total loans declined to 0.65% at March 31, 2022 from 0.87% at December 31, 2021. The guaranteed portion of SBA loans on non-accrual status represented 0.18% of total loans at March 31, 2022. Criticized and classified loans continued to decline. During the three months ended March 31, 2022, total criticized and classified loans declined by $280 million.
•For the three months ended March 31, 2022, the Company recorded a provision of credit losses of $7.8 million compared to a provision for credit losses of $0.2 million, for the immediately preceding three months ended December 31, 2021 and a recovery of credit losses of $(28.0) million for the three months ended March 31, 2021.
•Results for the three months ended March 31, 2022 were impacted by declines in the fair value of investment securities. Accumulated other comprehensive income declined by $142 million for the three months ended March 31, 2022, primarily due to an increase in unrealized losses on investment securities available for sale. Non-interest income was impacted by a $10.5 million decline in the fair value of certain preferred stock investments. These declines in the fair value of securities resulted primarily from widening spreads and rising interest rates related to the Federal Reserve's plans for quantitative tightening and benchmark interest rate increases, as well as inflationary concerns. None of the unrealized losses were attributable to credit loss impairments; the Company expects to recover the amortized cost basis of its available for sale securities.
•Book value per common share and tangible book value per common were $34.04 and $33.12, respectively, at March 31, 2022.
•In February 2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. During the three months ended March 31, 2022, the Company repurchased approximately 1.9 million shares of its common stock for an aggregate purchase price of $82 million, at a weighted average price of $42.50 per share.
•The Company announced an increase of $0.02 in its cash dividend for the three months ended March 31, 2022 to $0.25 per common share, reflecting a 9% increase from the previous quarterly dividend of $0.23 per common share.
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

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,349,143	$194,551	3.36%	$22,919,535	$201,345	3.50%	$23,549,309	$208,821	3.58%
Investment securities (3)	10,083,083	43,719	1.73%	10,113,026	38,889	1.54%	9,070,185	39,188	1.73%
Other interest earning assets	674,640	1,354	0.81%	1,184,056	1,397	0.47%	1,062,840	1,593	0.61%
Total interest earning assets	34,106,866	239,624	2.83%	34,216,617	241,631	2.81%	33,682,334	249,602	2.98%
Allowance for credit losses	(129,028)			(149,319)			(254,438)
Non-interest earning assets	1,674,476			1,767,850			1,724,176
Total assets	$35,652,314			$35,835,148			$35,152,072
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,078,037	$1,364	0.18%	$3,058,355	$1,481	0.19%	$2,942,874	$2,774	0.38%
Savings and money market deposits	13,401,332	6,931	0.21%	13,460,084	9,619	0.28%	12,793,019	12,127	0.38%
Time deposits	3,319,585	3,562	0.44%	3,399,302	2,531	0.30%	4,330,781	7,475	0.70%
Total interest bearing deposits	19,798,954	11,857	0.24%	19,917,741	13,631	0.27%	20,066,674	22,376	0.45%
Federal funds purchased	187,539	58	0.12%	56,793	13	0.09%	8,000	3	0.15%
FHLB advances	2,248,889	6,146	1.11%	1,909,450	8,957	1.86%	3,072,717	17,558	2.32%
Notes and other borrowings	721,405	9,261	5.13%	721,525	9,257	5.13%	722,305	9,252	5.12%
Total interest bearing liabilities	22,956,787	27,322	0.48%	22,605,509	31,858	0.56%	23,869,696	49,189	0.83%
Non-interest bearing demand deposits	9,047,864			9,330,805			7,491,249
Other non-interest bearing liabilities	623,200			785,254			746,973
Total liabilities	32,627,851			32,721,568			32,107,918
Stockholders' equity	3,024,463			3,113,580			3,044,154
Total liabilities and stockholders' equity	$35,652,314			$35,835,148			$35,152,072
Net interest income		$212,302			$209,773			$200,413
Interest rate spread			2.35%			2.25%			2.15%
Net interest margin			2.50%			2.44%			2.39%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.0 million, $3.1 million and $3.5 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for all periods presented.
(2)Annualized
(3)     At fair value except for securities held to maturity.
Three months ended March 31, 2022 compared to the immediately preceding three months ended December 31, 2021
Net interest income, calculated on a tax-equivalent basis, was $212.3 million for the three months ended March 31, 2022, compared to $209.8 million for the three months ended December 31, 2021, an increase of $2.5 million. The increase in net interest income was comprised of decreases in tax-equivalent interest income and interest expense of $2.0 million and $4.5 million, respectively, for the three months ended March 31, 2022, compared to the three months ended December 31, 2021. The decrease in interest income reflected a lower yield on average loans and lower day count, partially offset by a higher average balance of loans and higher yield on investment securities. The decrease in interest expense reflected a lower cost of both interest bearing deposits and FHLB advances and lower day count, partially offset by a higher average balance of interest-bearing liabilities, particularly FHLB advances.

The net interest margin, calculated on a tax-equivalent basis, was 2.50% for the three months ended March 31, 2022, compared to 2.44% for the three months ended December 31, 2021. Offsetting factors impacting the net interest margin for the three months ended March 31, 2022 compared to the immediately preceding three months ended December 31, 2021 included:
•The tax-equivalent yield on investment securities increased to 1.73%, for the three months ended March 31, 2022 from 1.54% for the three months ended December 31, 2021. This increase resulted from the impact of purchases of higher-yielding securities and slower prepayment speeds on securities purchased at a premium.
•The tax-equivalent yield on loans decreased to 3.36% for the three months ended March 31, 2022, from 3.50% for the three months ended December 31, 2021. Factors contributing to this decrease included runoff of loans originated in a comparatively higher rate environment, slower prepayment speeds on PCD residential loans, the effect of the sale of a pool of higher yielding residential loans during the fourth quarter of 2021, lower prepayment penalties and partially offsetting higher PPP fee recognition.
•The average rate paid on FHLB advances decreased to 1.11% for the three months ended March 31, 2022 from 1.86% for the three months ended December 31, 2021. This decrease resulted from the maturity of higher rate advances, including the termination of certain cash flow hedges during the three months ended December 31, 2021, and the addition of new advances at comparatively lower prevailing rates.
•The average rate paid on interest bearing deposits decreased to 0.24% for the three months ended March 31, 2022, from 0.27% for the three months ended December 31, 2021. Callable and other brokered CDs and cash flow hedges entered into in anticipation of rising rates impacted the cost of deposits for the quarter; the average rate paid on interest bearing deposits excluding these instruments was 0.21% for the quarter ended March 31, 2022. The increase in the average cost of time deposits for the quarter ended March 31, 2022 compared to the quarter ended December 31, 2021 was attributable to these products. The average cost of time deposits other than these products was 0.22% for the quarter ended March 31, 2022.
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net interest income, calculated on a tax-equivalent basis, was $212.3 million for the three months ended March 31, 2022, compared to $200.4 million for the three months ended March 31, 2021, an increase of $11.9 million. The increase in net interest income was comprised of decreases in tax-equivalent interest income and interest expense of $10.0 million and $21.9 million, respectively, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease in interest income related to lower interest income on loans, resulting primarily from the turnover of the loan portfolio at lower prevailing rates, partially offset by an increase in interest income on investment securities related to an increase in the average balance. The decline in interest expense reflected lower interest expense on both deposits and FHLB advances. The decrease in interest expense on deposits reflected both a decline in the average balance of interest-bearing deposits and a decline in the cost of those deposits resulting from the impact of our strategy focused on lowering the cost of deposits and improving the deposit mix as well as term deposits repricing at lower prevailing rates. The decline in interest expense on FHLB advances reflected a lower average balance, the maturities of higher rate FHLB advances and the termination of certain cash flow hedges in the fourth quarter of 2021.
The net interest margin, calculated on a tax-equivalent basis, was 2.50% for the three months ended March 31, 2022, compared to 2.39% for the three months ended March 31, 2021. The reduction in cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets.
•The tax-equivalent yield on loans decreased to 3.36% for the three months ended March 31, 2022, from 3.58% for the three months ended March 31, 2021. This decrease resulted primarily from the runoff of loans originated in a comparatively higher rate environment.
•The average rate paid on interest bearing deposits decreased to 0.24% for the three months ended March 31, 2022, from 0.45% for the three months ended March 31, 2021. This decrease resulted from declines in prevailing interest rates and continues execution of initiatives taken to lower rates on deposits, including the re-pricing of term deposits.
•The average rate paid on FHLB advances decreased to 1.11% for the three months ended March 31, 2022, from 2.32% for the three months ended March 31, 2021. The decrease resulted from the maturity of higher rate advances and the termination of certain cash flow hedges in the fourth quarter of 2021.
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
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Amount related to funded portion of loans	$7,446	$(26,306)
Amount related to off-balance sheet credit exposures	384	(1,048)
Amount related to accrued interest receivable	—	(271)
Amount related to AFS debt securities	—	(364)
Total provision for (recovery of) credit losses	$7,830	$(27,989)
The provision for credit losses for the three months ended March 31, 2022 was impacted by an increase in qualitative loss factors related to economic uncertainty. Those qualitative considerations included but were not necessarily limited to the Federal Reserve's plans for quantitative tightening and increasing its benchmark rate and geopolitical uncertainty, some of which have emerged or evolved subsequent to publishing of the economic scenarios used in developing the quantitative estimate of the ACL. The recovery of credit losses for the three months ended March 31, 2021 was largely driven by improvements in forecasted economic conditions.
The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in the economic outlook and by the evolving impact of the COVID-19 pandemic, geopolitical events, and their impact on individual borrowers in the portfolio.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL and about factors that impacted the ACL for the three months ended March 31, 2022.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Deposit service charges and fees	$5,960	$4,900
Gain (loss) on sale of loans, net	(824)	1,754
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	2,673	3,967
Net unrealized loss on marketable equity securities	(10,541)	(1,602)
Gain (loss) on investment securities, net	(7,868)	2,365
Lease financing	13,415	12,488
Other non-interest income	3,618	8,789
	$14,301	$30,296
The increase in deposit service charges for the three months ended March 31, 2022 resulted primarily from higher treasury management fee income, related to growth in commercial non-interest bearing DDA relationships as well as enhancements to the product suite and pricing structure.
The unrealized loss on marketable equity securities for the three months ended March 31, 2022 was attributable to the decline in the fair value of certain preferred stock investments resulting from rising market interest rates.
The most significant factors leading to the decrease in other non-interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were declines in income related to certain investments in bank-owned life insurance and revenue related to our customer derivative program.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee compensation and benefits	$67,088	$59,288
Occupancy and equipment	11,512	11,875
Deposit insurance expense	3,403	7,450
Professional fees	2,262	1,912
Technology and telecommunications	17,004	15,741
Depreciation and impairment of operating lease equipment	12,610	12,217
Other non-interest expense	12,445	14,738
Total non-interest expense	$126,324	$123,221
Employee compensation and benefits
Employee compensation and benefits increased by $7.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increased headcount and employee compensation increases.
Deposit insurance expense
Deposit insurance expense decreased by $4.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily as a result of an improvement in the assessment rate.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased by $425 million to $34.1 billion for the three months ended March 31, 2022 from $33.7 billion for the three months ended March 31, 2021, primarily due to an increase in the average balance of investment securities. Average interest bearing liabilities declined by $912.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, reflecting declines in both average interest-bearing deposits and average FHLB advances. Correspondingly, average non-interest bearing deposits increased by $1.6 billion to $9.0 billion for the three months ended March 31, 2022. These year-over-year trends in average balances were reflective of the operating environment as the U.S. economy began to emerge from the COVID-19 pandemic. Our ongoing strategy focused on improving the quality of our deposit base coupled with increased amounts of liquidity in the system led to growth in non-interest bearing demand deposits and corresponding declines in interest bearing sources of funds. Headwinds to commercial loan growth including muted demand, our risk appetite given continued uncertainty about the ultimate impact of the pandemic, prepayments and supply chain constraints led to deployment of liquidity into the securities portfolio.
In analyzing changes in the balance sheet for the quarter ended March 31, 2022, cash and investment securities grew by $891 million, with securities growing by $508 million, at March 31, 2022 compared to December 31, 2021, while total loans declined by $395 million over the same period. Total deposits decreased by $897 million. This activity was offset by an increase of $1.5 billion in FHLB advances. Growth in the investment portfolio, which we did not initially anticipate would occur during the first quarter, reflected opportunistic purchases of securities at attractive spreads toward the end of the quarter. The most significant contributor to the decline in total loans was a decrease of $391 million in mortgage warehouse loans as refinancing activity has slowed in response to rising interest rates. While total deposits declined during the first quarter of 2022, non-interest bearing demand deposits grew by $688 million. The decrease in total deposits reflected declines in interest bearing demand, savings and money market, and time deposits. The majority of deposit outflows were accounts that, based on prior experience, we would expect to be price sensitive in a rising rate environment and was consistent with our overall deposit strategy.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$109,402	$101,519	$114,385	$111,660
U.S. Government agency and sponsored enterprise residential MBS	2,175,183	2,165,624	2,093,283	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	753,232	714,594	861,925	856,899
Private label residential MBS and CMOs	2,827,169	2,708,041	2,160,136	2,149,420
Private label commercial MBS	2,752,931	2,711,986	2,604,690	2,604,010
Single family real estate-backed securities	506,111	493,869	474,845	476,968
Collateralized loan obligations	1,079,220	1,072,480	1,079,217	1,078,286
Non-mortgage asset-backed securities	119,282	117,398	151,091	152,510
State and municipal obligations	204,920	207,279	205,718	222,277
SBA securities	169,724	169,112	184,296	183,595
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$10,707,174	10,471,902	$9,939,586	9,943,421
Marketable equity securities		100,196		120,777
		$10,572,098		$10,064,198

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2022 was 4.4 years and the effective duration of the portfolio was 1.7 years.

The investment securities available for sale portfolio was in a net unrealized loss position of $235.3 million at March 31, 2022. Net unrealized losses at March 31, 2022 included $17.5 million of gross unrealized gains and $252.8 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at March 31, 2022 had an aggregate fair value of $8.4 billion. The unrealized losses resulted primarily from rising interest rates and widening spreads related to the Federal Reserve's plans for quantitative tightening and benchmark interest rate increases. None of the unrealized losses were attributable to credit loss impairments. The ratings distribution of our AFS securities portfolio at March 31, 2022 is depicted in the chart below:
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
We do not intend to sell securities in significant unrealized loss positions at March 31, 2022. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.

We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.
The following table presents subordination levels and average internal stress scenario losses for select portfolio segments at March 31, 2022:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	84.2%	30.0%	88.5%	44.3%	5.7%
	AA	11.1%	28.5%	92.5%	40.1%	6.0%
	A	4.7%	23.7%	69.0%	42.0%	5.2%
Weighted average		100.0%	29.5%	88.0%	43.7%	5.7%

CLOs	AAA	79.0%	41.2%	64.3%	44.9%	7.4%
	AA	17.2%	30.8%	42.5%	35.2%	7.0%
	A	3.8%	24.8%	28.3%	26.1%	7.2%
Weighted average		100.0%	38.8%	59.1%	42.6%	7.3%

Private label residential MBS and CMO	AAA	95.0%	2.9%	81.5%	17.2%	1.8%
	AA	1.0%	19.9%	30.4%	23.0%	4.2%
	A	4.0%	18.3%	20.7%	18.5%	4.2%
Weighted average		100.0%	3.7%	78.6%	17.3%	2.0%

Single family real estate-backed securities	AAA	62.8%	33.5%	72.6%	49.4%	4.9%
	AA	11.5%	15.6%	55.3%	46.9%	5.9%
	NR	25.7%	23.0%	35.0%	32.2%	7.2%
Weighted average		100.0%	28.8%	61.0%	44.7%	5.6%
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
For additional discussion of the fair values of investment securities, see Note 8 to the consolidated financial statements.

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of March 31, 2022. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.69%	—%	—%	—%	0.69%
U.S. Government agency and sponsored enterprise residential MBS	1.23%	1.23%	1.20%	1.03%	1.22%
U.S. Government agency and sponsored enterprise commercial MBS	1.60%	1.57%	1.16%	1.57%	1.30%
Private label residential MBS and CMOs	2.23%	2.14%	1.84%	1.52%	2.03%
Private label commercial MBS	2.53%	2.14%	2.16%	3.05%	2.19%
Single family real estate-backed securities	1.36%	3.10%	2.70%	—%	3.04%
Collateralized loan obligations	2.36%	2.62%	2.60%	—%	2.59%
Non-mortgage asset-backed securities	3.11%	2.83%	1.56%	—%	2.30%
State and municipal obligations	2.91%	3.87%	4.48%	3.99%	3.98%
SBA securities	1.29%	1.23%	1.14%	1.00%	1.21%
	1.91%	2.11%	1.72%	1.56%	1.97%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$8,612,839	36.8%	$8,368,380	35.2%
Multi-family	1,072,981	4.6%	1,154,738	4.9%
Non-owner occupied commercial real estate	4,284,675	18.3%	4,381,610	18.4%
Construction and land	176,825	0.8%	165,390	0.7%
Owner occupied commercial real estate	1,905,395	8.2%	1,944,658	8.2%
Commercial and industrial	4,951,999	21.2%	4,790,275	20.2%
PPP	80,296	0.3%	248,505	1.0%
Pinnacle	935,915	4.0%	919,641	3.9%
Bridge - franchise finance	306,563	1.3%	342,124	1.4%
Bridge - equipment finance	341,369	1.5%	357,599	1.5%
Mortgage warehouse lending	701,172	3.0%	1,092,133	4.6%
Total loans	23,370,029	100.0%	23,765,053	100.0%
Allowance for credit losses	(125,443)		(126,457)
Loans, net	$23,244,586		$23,638,596
For the three months ended March 31, 2022, total loans declined by $395 million, while total loans, excluding PPP loans, declined by $227 million.
Residential and other consumer loans grew by $244 million during the quarter ended March 31, 2022. Commercial and industrial loans, including owner-occupied commercial real estate, grew by $122 million for the quarter. Most of the remaining commercial portfolio segments showed declines for the quarter. MWL utilization declined to 39% at March 31, 2022 compared to 56% at December 31, 2021 as rising rates have led to lower refinancing activity and we believe this segment is evidencing a return to historically normal seasonal utilization patterns. PPP loans declined by $168 million during the quarter ended March 31, 2022, resulting from full or partial forgiveness from the SBA.

Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
1-4 single family residential	$6,668,116	$6,338,225
Government insured residential	1,938,479	2,023,221
Other consumer loans	6,244	6,934
	$8,612,839	$8,368,380
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2022, $927 million or 14% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.9 billion at March 31, 2022. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
California	$2,161,899	32.4%	$2,056,100	32.4%
New York	1,361,904	20.4%	1,293,825	20.4%
Florida	490,414	7.4%	494,043	7.8%
Illinois	333,820	5.0%	306,388	4.8%
Virginia	286,656	4.3%	280,898	4.4%
Others	2,033,423	30.5%	1,906,971	30.2%
	$6,668,116	100.0%	$6,338,225	100.0%

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
The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at March 31, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,826,531	33%	60%	25%	15%	2.43	65.3%
Multi-family	1,157,169	21%	43%	55%	2%	2.18	56.4%
Retail	1,011,670	18%	58%	34%	8%	1.84	64.1%
Warehouse/Industrial	895,020	16%	67%	21%	12%	2.41	58.4%
Hotel	504,801	9%	82%	10%	8%	1.69	58.3%
Other	139,290	3%	58%	26%	16%	2.42	51.6%
	$5,534,481	100%	59%	32%	9%	2.20	61.1%
DSCRs and LTVs in the table above are based on the most recent information available. Geographic distribution in the table above is based on location of the underlying collateral property.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented 0.8% of the total loan portfolio at March 31, 2022.

Included in the table above are approximately $119 million of mixed-use properties in New York, consisting of $55 million categorized as multi-family, $46 million categorized as retail and $18 million categorized as office. The New York multi-family portfolio included $437 million of loans collateralized by properties with some or all of the units subject to rent regulation at March 31, 2022, substantially all of which were stabilized properties.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings, business acquisition finance credit facilities and commercial credit cards. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $3.3 billion at March 31, 2022, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.
The following table presents the exposure in the C&I portfolio, excluding PPP loans, by industry, at March 31, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,162,463	17.0%
Educational Services	673,206	9.8%
Wholesale Trade	669,159	9.8%
Health Care and Social Assistance	488,299	7.1%
Transportation and Warehousing	459,429	6.7%
Manufacturing	439,488	6.4%
Information	415,120	6.1%
Real Estate and Rental and Leasing	404,414	5.9%
Utilities	317,026	4.6%
Construction	291,695	4.3%
Retail Trade	280,840	4.1%
Other Services (except Public Administration)	231,215	3.4%
Professional, Scientific, and Technical Services	228,577	3.3%
Public Administration	201,512	2.9%
Accommodation and Food Services	181,130	2.6%
Administrative and Support and Waste Management	171,677	2.5%
Arts, Entertainment, and Recreation	164,356	2.4%
Other	77,788	1.1%
	$6,857,394	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 53% and 43% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.

The following table presents the franchise portfolio by concept at March 31, 2022 (dollars in thousands):

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$50,191	16.4%
Dunkin Donuts	14,180	4.6%
Ram Restaurant and Brewery	13,215	4.3%
Jimmy John's	12,219	4.0%
Black Bear	12,014	3.9%
Other	60,206	19.6%
	$162,025	52.8%
Non-restaurant concepts:
Planet Fitness	$93,631	30.6%
Orange Theory Fitness	37,731	12.3%
Other	13,176	4.3%
	144,538	47.2%
	$306,563	100.0%
The Company has originated PPP loans under both the First and Second Draw Programs. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. PPP loans have terms of 2 and 5 years under the First and Second Draw Programs, respectively, and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. At March 31, 2022, deferred origination fees on PPP loans totaled $1.4 million.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 59% and 32% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 39% and 23% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $627 million at March 31, 2022, including off-lease equipment, net of accumulated depreciation of $91 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. Our operating lease customers are North American commercial end users. We have a total of 4,539 railcars with a carrying value of $337 million at March 31, 2022, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas. The largest concentrations of rail cars were 2,117 hopper cars and 1,351 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.

The chart below presents operating lease equipment by type at the dates indicated:
At March 31, 2022, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2022	$54,478
2023	76,279
2024	47,367
2025	92,817
2026	83,139
Thereafter through 2034	182,257
$536,337
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration, portfolio management and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. The credit quality and risk rating of commercial loans as well as our underwriting and portfolio management practices are regularly reviewed by our internal independent credit review department.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021		December 31, 2020
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$13,574,615	92.0%	$13,934,369	90.5%	$14,832,025	84.6%
Special mention	95,250	0.6%	148,593	1.0%	711,416	4.1%
Substandard accruing	956,318	6.5%	1,136,378	7.4%	1,758,654	10.0%
Substandard non-accruing	104,329	0.7%	129,579	0.8%	203,758	1.2%
Doubtful	26,678	0.2%	47,754	0.3%	11,867	0.1%
	$14,757,190	100.0%	$15,396,673	100.0%	$17,517,720	100.0%
Our internal risk ratings at March 31, 2022 continued to be influenced by the impact of the COVID-19 pandemic and the measures and restrictions employed to contain the spread of the virus on the economy, our borrowers and the sectors in which they operate, although that impact continues to decline. Management took what it believed to be a proactive and objective approach to risk rating the commercial loan portfolio at the onset of the pandemic. Levels of criticized and classified loans, particularly in the special mention and substandard accruing categories, increased over the course of 2020 as a direct result of the impact of the COVID-19 pandemic. Throughout 2021 and the three months ended March 31, 2022, levels of criticized and classified loans declined in response to the trajectory of the economic recovery. If the economic recovery and its impact on individual borrowers evolve in line with our current expectations and economic forecast, we would expect to see the level of criticized and classified loans continue to decline over the course of 2022. However, uncertainty remains around the future trajectory of the economy due to a number of factors. In light of that uncertainty, it is possible that criticized and classified loan levels may not decline or that they may increase.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	March 31, 2022		December 31, 2021
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$569	0.1%	$760	0.1%
Office	31,180	1.7%	27,001	1.5%
Other	236	0.3%	4,501	3.7%
	31,985		32,262
Owner occupied commercial real estate	5,369	0.3%	14,010	0.7%
Commercial and industrial	57,896	1.2%	102,321	2.1%
	$95,250		$148,593

Substandard accruing:
CRE
Hotel	$121,996	24.2%	$200,486	36.7%
Retail	103,378	10.2%	140,081	13.0%
Multi-family	176,034	16.4%	173,536	15.0%
Office	72,245	4.0%	83,121	4.6%
Industrial	988	0.1%	1,009	0.1%
Other	9,462	6.8%	5,803	2.2%
	484,103		604,036
Owner occupied commercial real estate	125,866	6.6%	160,159	8.2%
Commercial and industrial	250,016	5.0%	250,644	5.2%
Bridge - franchise finance	69,619	22.7%	80,864	23.6%
Bridge - equipment finance	26,714	7.8%	40,675	11.4%
	$956,318		$1,136,378
Payment Deferrals and Modifications
At March 31, 2022, commercial loans under CARES Act modification totaled $117 million. All of the commercial loans that have rolled off of modification have paid off or resumed regular payments. CARES Act modifications most commonly have taken the form of 9 to 12 month interest only periods. The majority of loan modifications that took place after the onset of the COVID-19 pandemic and through December 31, 2021 were not categorized as TDRs, in accordance with interagency and authoritative guidance and the provisions of the CARES Act, which expired effective January 1, 2022.
Operating Lease Equipment, net
Three operating leases with a carrying value of assets under lease totaling $18 million, all of which were exposures to the energy industry, were internally risk rated substandard at March 31, 2022. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges during the three months ended March 31, 2022 or March 31, 2021.
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
Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk, because in the operating lease business, there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses, if any, will manifest through reduced rental income due to missed payments, time off lease, or lower rental payments due either to a restructuring or re-leasing of the asset to another obligor. Credit risk in the operating lease portfolio is managed and monitored using credit administration infrastructure, processes and procedures similar to those used to manage and monitor credit risk in the commercial loan portfolio. We also mitigate credit risk in this portfolio by leasing to high credit quality obligors.
Bridge had exposure to the energy industry of $272 million at March 31, 2022. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $235 million. The remaining energy exposure, totaling approximately $37 million was comprised of loans and direct or sales type finance leases.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at March 31, 2022:
FICO scores are generally updated at least annually, and were most recently updated in the first quarter of 2022. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At March 31, 2022, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 5% second homes and 14% investment properties.

1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $70 million and $76 million at March 31, 2022 and December 31, 2021, respectively. The amount of these loans 90 days or more past due was $15 million and $17 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, $32 million or less than 1% of 1-4 single family residential loans, excluding government insured residential loans, remained under short-term deferral or had been modified due to the COVID-19 pandemic.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs or CARES Act modifications and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding PCD loans for which management has a reasonable basis for an expectation about future cash flows and government insured residential loans, and (iii) OREO.
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2022	December 31, 2021
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$19,824	$26,988
Other consumer loans	—	1,565
Total residential and other consumer loans	19,824	28,553
Commercial:
Multi-family	10,725	10,865
Non-owner occupied commercial real estate	25,667	39,251
Construction and land	5,090	5,164
Owner occupied commercial real estate	21,079	20,453
Commercial and industrial	40,222	68,720
Bridge - franchise finance	28,224	32,879
Total commercial loans	131,007	177,332
Total non-accrual loans	150,831	205,885
Loans past due 90 days and still accruing	—	24
Total non-performing loans	150,831	205,909
OREO	1,763	2,275
Total non-performing assets	$152,594	$208,184

Non-performing loans to total loans (1)	0.65%	0.87%
Non-performing assets to total assets (1)	0.42%	0.58%
ACL to total loans	0.54%	0.53%
ACL to non-performing loans	83.17%	61.41%
Net charge-offs to average loans (2)	0.15%	0.29%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $41.9 million or 0.18% of total loans and 0.12% of total assets, at March 31, 2022, and $46.1 million or 0.19% of total loans and 0.13% of total assets, at December 31, 2021.
(2)    Annualized for March 31, 2022.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $704 million and $730 million at March 31, 2022 and December 31, 2021, respectively.
See "Results of Operations - Provision for Credit Losses" above and “Analysis of the Allowance for Credit Losses” below for further discussion of trends in the Provision for Credit Losses and the ACL.
The following chart presents trends in non-performing loans and non-performing assets. Levels of non-performing loans and non-performing assets have returned to below pre-pandemic levels.
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
Under inter-agency and authoritative guidance and consistent with the CARES Act, short-term deferrals or modifications related to COVID-19 were typically not categorized as TDRs. Additionally, section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, effectively suspended the guidance related to TDRs codified in ASC 310-40 until January 1, 2022, the date the CARES Act expired.
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	March 31, 2022			December 31, 2021
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	749	$128,913	$60	449	$79,524	$87
Commercial	22	30,645	2,197	16	29,309	1,377
	771	$159,558	$2,257	465	$108,833	$1,464

(1)    Includes 731 government insured residential loans modified in TDRs totaling $123.9 million at March 31, 2022, and 435 government insured residential loans modified in TDRs totaling $76.4 million at December 31, 2021.
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
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Economic uncertainty remains around the impact the continually evolving COVID-19 situation, emerging inflationary concerns and current geopolitical events will have on the economy broadly, and on our borrowers specifically. Given this uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods, in either direction. Changes in the ACL may result from changes in current economic conditions, our economic forecast, loan portfolio composition and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At both March 31, 2022 and December 31, 2021, a baseline scenario provided by an external party was used in estimating the ACL.
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
Commercial Model
Variables with the most significant impact on the commercial model include a stock market volatility index, the S&P 500 index, unemployment at both national and regional levels, and a variety of interest rates and spreads. Increases in the unemployment rate, the stock market volatility index, and the Baa corporate yield increase the reserve, while increases in real GDP growth and the steepening of the yield curve reduce the reserve.
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
See Note 1 to the consolidated financial statements of the Company's 2021 Annual report on Form 10-K for more detailed information about our ACL methodology.
The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (in thousands):

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2020	$18,719	$39,827	$61,507	$3,284	$28,797	$62,197	$304	$36,331	$6,357	$257,323
Provision for (recovery of) credit losses	(2,864)	5,930	(14,301)	(817)	(4,213)	(7,884)	(91)	(2,441)	375	(26,306)
Charge-offs	(14)	—	(335)	—	(187)	(1,976)	—	(9,480)	—	(11,992)
Recoveries	3	—	43	—	48	1,815	—	—	—	1,909
Balance at March 31, 2021	$15,844	$45,757	$46,914	$2,467	$24,445	$54,152	$213	$24,410	$6,732	$220,934

Balance at December 31, 2021	$9,187	$1,512	$26,268	$1,031	$21,638	$46,312	$170	$16,746	$3,593	$126,457
Provision for (recovery of) credit losses	(256)	923	11,964	358	(2,145)	376	(30)	(2,801)	(943)	7,446
Charge-offs	—	—	(9,180)	—	(35)	(1,360)	—	(96)	—	(10,671)
Recoveries	26	—	620	—	319	661	—	585	—	2,211
Balance at March 31, 2022	$8,957	$2,435	$29,672	$1,389	$19,777	$45,989	$140	$14,434	$2,650	$125,443

Net Charge-offs to Average Loans (1)
Year Ended March 31, 2021	—%	—%	0.02%	—%	0.03%	0.01%	—%	7.19%	—%	0.17%
Year Ended March 31, 2022	—%	—%	0.80%	—%	(0.06)%	0.05%	—%	(0.61)%	—%	0.15%

(1) Annualized.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021
	Total	%(1)	Total	%(1)
Residential and other consumer	$8,957	36.8%	$9,187	35.2%

Multi-family	2,435	4.6%	1,512	4.9%
Non-owner occupied commercial real estate	29,672	18.3%	26,268	18.4%
Construction and land	1,389	0.8%	1,031	0.7%
CRE	33,496		28,811

Owner occupied commercial real estate	19,777	8.2%	21,638	8.2%
Commercial and industrial	45,989	24.5%	46,312	25.8%
Pinnacle	140	4.0%	170	3.9%
Bridge - franchise finance	14,434	1.3%	16,746	1.4%
Bridge - equipment finance	2,650	1.5%	3,593	1.5%
Commercial	82,990		88,459
	$125,443	100.0%	$126,457	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	March 31, 2022	December 31, 2021
Residential and other consumer	0.10%	0.11%
Commercial:
Commercial real estate	0.61%	0.51%
Commercial and industrial	0.86%	0.84%
Pinnacle	0.01%	0.02%
Bridge - franchise finance	4.71%	4.90%
Bridge - equipment finance	0.78%	1.00%
Total commercial	0.79%	0.76%
	0.54%	0.53%

Significant offsetting factors contributing to the change in the ACL during the three months ended March 31, 2022 are depicted in the chart below (in millions):

$126.5
Portfolio Changes and Migration
($6.1)
• Risk rating migration
• Changes in specific reserves
• New loans
• Exits/runoff
• Portfolio seasoning
• Changes in borrower financial condition
• Portfolio composition changes
Assumption Changes
$5.6
Economic Forecast
($4.9)
• Current market adjustment
• Changes to forward path of economic forecast
Net Charge-Offs
($8.5)
Change in Qualitative Overlay
$12.8
• Additional qualitative overlay related to economic uncertainty re: fiscal and monetary policy and geopolitical events
$125.4
ACL
12/31/21
0.53%
ACL
3/31/22
0.54%

Changes in the ACL during the three months ended March 31, 2022
The ACL for the CRE portfolio sub-segment, including multi-family, non-owner occupied CRE and construction and land, increased by $4.7 million during the three months ended March 31, 2022, from 0.51% to 0.61% of loans. The increase in the ACL for CRE was driven mainly by the increase in qualitative loss factors related to economic uncertainty, partially offset by net charge-offs.
The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, decreased by $2.2 million during the three months ended March 31, 2022. Significant factors contributing to the decrease included (i) the decline in criticized and classified loans; (ii) a decrease related to the impact of the economic forecast; and (iii) a decrease in specific reserves; partially offset by (iv) a decrease in estimated prepayment speeds; and (v) the increase in qualitative loss factors related to economic uncertainty. The ACL coverage ratio for these loans increased from 0.84% to 0.86% during the three months ended March 31, 2021 despite the decline in the ACL. This was driven by the decline in the amortized cost basis of MWL and PPP loans, which carry nominal or no reserves, during the quarter.
The ACL for the BFG franchise finance portfolio segment decreased by $2.3 million during the three months ended March 31, 2022, from 4.90% to 4.71% of loans. This decrease is primarily attributed to reduced levels of criticized and classified loans and improvements in the economic forecast.
The ACL for the BFG equipment finance portfolio segment decreased by $0.9 million during the three months ended March 31, 2022, from 1.00% to 0.78% of loans, resulting primarily from risk rating upgrades, and to a lesser extent, faster prepayment speed assumptions partially offset by an increase in qualitative factors related to economic uncertainty.
The estimate of the ACL at March 31, 2022 was informed by economic scenarios published in March 2022, developments emerging after the scenarios were published, economic information provided by additional sources, information about borrower financial condition and collateral values and other relevant information. The economic forecast used in modeling the ACL as of March 31, 2022 was a third-party provided baseline forecast. Some of the assumptions and data points informing the reasonable and supportable economic forecast used in estimating the ACL at March 31, 2022 included:

•Labor market assumptions, which reflected national unemployment at 3.7% for the second quarter of 2022, steadily declining to normalized levels of full employment of 3.5% through the end of 2022 and 3.4% throughout 2023;
•Annualized growth in GDP at 4.8% for the second quarter of 2022, normalizing to an average of 3.4% and 3.2% for 2022 and 2023;
•VIX trending at stabilized levels through the forecast horizon; and
•S&P 500 averaging near 4,200 through the reasonable and supportable forecast period.
Additional variables and assumptions not explicitly stated, including but not limited to residential and commercial property forecasts, also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level; many of the variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$9,047,864	—%	$7,491,249	—%
Interest bearing	3,078,037	0.18%	2,942,874	0.38%
Savings and money market	13,401,332	0.21%	12,793,019	0.38%
Time	3,319,585	0.44%	4,330,781	0.70%
	$28,846,818	0.17%	$27,557,923	0.33%
The estimated amount of uninsured deposits at March 31, 2022 and December 31, 2021 was $19.8 billion and $20.2 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $420 million and $603 million at March 31, 2022 and December 31, 2021, respectively. The following table shows scheduled maturities of uninsured time deposits as of March 31, 2022 (in thousands):

Three months or less	$285,268
Over three through six months	56,306
Over six through twelve months	157,168
Over twelve months	20,528
$519,270
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of March 31, 2022 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2022 - One month or less	$2,560,000	0.32%
2022 - Over one month	835,000	0.53%
Total contractual balance outstanding	$3,395,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of March 31, 2022 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2022	$125,000	2.61%
2023	255,000	2.35%
2024	285,000	2.02%
2025	275,000	2.06%
2026	130,000	1.93%
Thereafter	25,000	2.50%
	$1,095,000	2.17%
See Note 6 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(3,200)	(3,400)
	396,800	396,600
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(5,273)	(5,400)
	294,727	294,600
Total notes	691,527	691,200
Finance leases	29,764	30,216
Notes and other borrowings	$721,291	$721,416
Liquidity and Capital Resources
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. FRB discount window borrowings provide an additional source of contingent liquidity. For the three months ended March 31, 2022 and 2021 net cash provided by operating activities was $457 million and $386 million, respectively.
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
The ALM policy establishes limits or operating thresholds and guidelines for a number of measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. The primary measures used to dimension liquidity risk are the ratio of available liquidity to volatile liabilities and a liquidity stress test coverage ratio. Other measures employed to monitor and manage liquidity include but are not limited to a 30-day total liquidity ratio, a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity, the ratio of FHLB advances to total assets and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. At March 31, 2022, BankUnited was in compliance with the limits prescribed by the ALM policy.

The ALM policy stipulates that BankUnited’s liquidity is within policy limits if the available liquidity/volatile liabilities ratio and liquidity stress test ratios exceed 100%. At March 31, 2022, BankUnited’s available liquidity/volatile liabilities ratio was 309% and the liquidity stress test ratio was 188%. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2022 and December 31, 2021, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2022 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,954,166	8.29%	N/A (1)	N/A (1)	$1,426,167	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,954,166	12.53%	$1,532,351	6.50%	$1,060,859	4.50%	$1,650,225	7.00%
Tier 1 risk-based capital	$2,954,166	12.53%	$1,885,971	8.00%	$1,414,478	6.00%	$2,003,844	8.50%
Total risk-based capital	$3,360,452	14.25%	$2,357,464	10.00%	$1,885,971	8.00%	$2,475,337	10.50%
BankUnited:
Tier 1 leverage	$3,404,598	9.58%	$1,776,518	5.00%	$1,421,214	4.00%	N/A	N/A
CET1 risk-based capital	$3,404,598	14.52%	$1,523,624	6.50%	$1,054,816	4.50%	$1,640,826	7.00%
Tier 1 risk-based capital	$3,404,598	14.52%	$1,875,229	8.00%	$1,406,422	6.00%	$1,992,431	8.50%
Total risk-based capital	$3,510,884	14.98%	$2,344,037	10.00%	$1,875,229	8.00%	$2,461,238	10.50%

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
Interest Rate Risk
A principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. A primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to manage exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The policies established by the ALCO are approved at least annually by the Board of Directors or its Risk Committee.
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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario in parallel rate shock scenarios of plus 100, 200, 300 and 400 basis points at March 31, 2022 and December 31, 2021, as well as a minus 100 basis points scenario at March 31, 2022. At March 31, 2022, the most likely rate scenario incorporated a bear flattening yield curve and floored all indices at 0%. We did not apply the falling rate scenario at December 31, 2021 due to the low prevailing interest rate environment at that time.

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at March 31, 2022 - increase (decrease)
In year 1	(6.3)%	2.6%	5.3%	7.0%	9.2%
In year 2	(6.3)%	5.7%	10.0%	16.7%	23.6%
Model Results at December 31, 2021 - increase
In year 1	N/A	2.5%	3.9%	4.3%	4.2%
In year 2	N/A	6.6%	11.5%	15.8%	20.4%
Management also simulates changes in EVE in various interest rate environments. The following table illustrates the modeled change in EVE in the indicated scenarios at March 31, 2022 and December 31, 2021:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at March 31, 2022 - decrease:	(1.3)%	(0.5)%	(2.2)%	(4.3)%	(6.3)%
Model Results at December 31, 2021 - increase (decrease):	N/A	0.4%	(1.0)%	(3.2)%	(5.0)%
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
Derivative Financial Instruments
Interest rate swaps and caps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate liabilities and to changes in the fair value of fixed rate financial instruments, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At March 31, 2022, outstanding interest rate swaps and caps designated as cash flow hedges had an aggregate notional amount of $1.2 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $100 million.

Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.4 billion at March 31, 2022. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
See Note 6 to the consolidated financial statements for additional information about derivative financial instruments.
LIBOR Transition
The Company has implemented and is in the process of executing a detailed plan to facilitate the transition from LIBOR to alternative reference rates, with SOFR being the preferred alternative to LIBOR. A discussion of the Company's LIBOR transition plan and activities appears in the "LIBOR Transition" section in the MD&A of the Company's 2021 Annual report on Form 10-K.
The following table presents information about the Company's exposure to instruments that reference LIBOR as of March 31, 2022 (in thousands):

	Maturing
	Prior to June 30, 2023	After June 30, 2023	Total
Investment securities	$—	$4,534,460	$4,534,460
Loans	1,344,156	6,165,101	7,509,257
Interest rate derivative contracts (1)	437,000	3,779,000	4,216,000
	$1,781,156	$14,478,561	$16,259,717

(1)Represents notional amount.
Impact of the COVID-19 Pandemic
A detailed discussion of the effects the COVID-19 pandemic had during 2021 on our Company appears in the "Impact of the COVID-19 Pandemic and Our Response" section in the MD&A of the Company's 2021 Annual report on Form 10-K.
2021 and the first quarter of 2022 were characterized broadly by economic recovery as the U.S. economy emerged from the COVID-19 pandemic, evidenced by improving economic indicators such as GDP growth, unemployment and property valuations. The actual and expected impact of the pandemic on our financial condition and results of operations are expected to continue to lessen, although we are still closely monitoring emerging developments. Levels of criticized and classified assets remain elevated at March 31, 2022, when compared to pre-pandemic levels although they continue to trend downward. The ACL at March 31, 2022 still included certain qualitative loss factors related to the COVID-19 pandemic, and we continue to monitor the potential impact on expected credit losses of developments related to the pandemic. The composition of the balance sheet at March 31, 2022 and corresponding levels of net interest income reflect the opportunity cost of the decline in commercial loans and the increase in residential loans and securities that occurred over the course of the pandemic. Historically, commercial loans have generally tended to be higher yielding assets than residential loans and securities. During the first quarter of 2022, we welcomed our employees back to the office, adopting a hybrid work model for most non-branch employees. This model will likely continue to evolve over the near to medium term.

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

March 31, 2022
Total stockholders’ equity	$2,861,232
Less: goodwill and other intangible assets	77,637
Tangible stockholders’ equity	$2,783,595

Common shares issued and outstanding	84,052,021

Book value per common share	$34.04

Tangible book value per common share	$33.12
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
During the quarter ended March 31, 2022, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.   Risk Factors
Geopolitical factors such as the conflict between Russia and Ukraine or similar events could negatively impact our business and results of operations.
We are monitoring the impact of the conflict between Russia and Ukraine on our business. While we do not currently expect that the conflict will have a direct material impact on our business, financial condition or results of operations, collateral effects of the geopolitical instability, such as the imposition of sanctions against Russia and Russia’s response to such sanctions, including retaliatory acts like cyber-attacks and sanctions against other countries, or escalation or further spread of the conflict could adversely affect the global economy or domestic markets, including ours.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)(3)
January 1 - January 31, 2022	626,670	$41.85	626,670	$272,136
February 1 - February 28, 2022	343,760	$43.33	343,760	$135,378,688
March 1 - March 31, 2022	961,473	$42.62	961,473	$94,396,137
Total	1,931,903	$42.50	1,931,903

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
(3) On May 2, 2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares. The shares yet to be purchased under this authorization are not reflected in the table above.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of May 2022.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer