Form 10-Q
period 2022-06-30
BankUnited, Inc.
filed 2022-08-02
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of July 29, 2022 was 77,922,578.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2022

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BFG	Bridge Funding Group, Inc.
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CRE	Commercial real estate loans, including multi-family; non-owner occupied commercial real estate; and construction and land
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HPI	Home price indices
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
ii

LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
Non-OOCRE	Non-owner occupied commercial real estate
NRSRO	Nationally recognized statistical rating organization
OOCRE	Owner occupied commercial real estate
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPP	Small Business Administration’s Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
REIT	Real Estate Investment Trust
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIX	CBOE Volatility Index
WARM	Weighted-average remaining maturity

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks:
Non-interest bearing	$18,531	$19,143
Interest bearing	495,242	295,714
Cash and cash equivalents	513,773	314,857
Investment securities (including securities recorded at fair value of $10,093,504 and $10,054,198)	10,103,504	10,064,198
Non-marketable equity securities	213,409	135,859
Loans	24,100,014	23,765,053
Allowance for credit losses	(130,239)	(126,457)
Loans, net	23,969,775	23,638,596
Bank owned life insurance	310,970	309,477
Operating lease equipment, net	605,769	640,726
Goodwill	77,637	77,637
Other assets	756,567	634,046
Total assets	$36,551,404	$35,815,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$9,645,056	$8,975,621
Interest bearing	2,868,417	3,709,493
Savings and money market	13,222,845	13,368,745
Time	2,724,581	3,384,243
Total deposits	28,460,899	29,438,102
Federal funds purchased	—	199,000
FHLB advances	4,005,000	1,905,000
Notes and other borrowings	721,166	721,416
Other liabilities	858,322	514,117
Total liabilities	34,045,387	32,777,635

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 77,944,216 and 85,647,986 shares issued and outstanding	779	856
Paid-in capital	387,583	707,503
Retained earnings	2,438,050	2,345,342
Accumulated other comprehensive loss	(320,395)	(15,940)
Total stockholders' equity	2,506,017	3,037,761
Total liabilities and stockholders' equity	$36,551,404	$35,815,396

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans	$209,223	$202,520	$400,785	$407,855
Investment securities	54,771	37,674	97,819	76,175
Other	2,979	1,607	4,333	3,200
Total interest income	266,973	241,801	502,937	487,230
Interest expense:
Deposits	20,501	17,316	32,363	39,692
Borrowings	21,056	26,174	36,516	52,987
Total interest expense	41,557	43,490	68,879	92,679
Net interest income before provision for credit losses	225,416	198,311	434,058	394,551
Provision for (recovery of) credit losses	23,996	(27,534)	31,826	(55,523)
Net interest income after provision for credit losses	201,420	225,845	402,232	450,074
Non-interest income:
Deposit service charges and fees	5,896	5,417	11,856	10,317
Gain (loss) on investment securities, net	(8,392)	4,155	(16,260)	6,520
Lease financing	13,363	13,522	26,778	26,010
Other non-interest income	2,583	9,663	5,377	20,206
Total non-interest income	13,450	32,757	27,751	63,053
Non-interest expense:
Employee compensation and benefits	62,461	56,459	129,549	115,747
Occupancy and equipment	11,399	11,492	22,911	23,367
Deposit insurance expense	3,993	4,222	7,396	11,672
Professional fees	3,256	2,139	5,518	4,051
Technology and telecommunications	17,898	16,851	34,902	32,592
Depreciation and impairment of operating lease equipment	12,585	12,834	25,195	25,051
Other non-interest expense	15,810	14,455	28,255	29,193
Total non-interest expense	127,402	118,452	253,726	241,673
Income before income taxes	87,468	140,150	176,257	271,454
Provision for income taxes	21,704	36,176	43,343	68,666
Net income	$65,764	$103,974	$132,914	$202,788
Earnings per common share, basic	$0.82	$1.12	$1.61	$2.18
Earnings per common share, diluted	$0.82	$1.11	$1.60	$2.17

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$65,764	$103,974	$132,914	$202,788
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(177,969)	13,926	(352,949)	(8,559)
Reclassification adjustment for net securities gains realized in income	(670)	(2,118)	(2,648)	(5,073)
Net change in unrealized gains (losses) on securities available for sale	(178,639)	11,808	(355,597)	(13,632)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	12,866	(8,944)	44,045	15,667
Reclassification adjustment for net losses realized in income	3,077	11,088	7,097	22,244
Net change in unrealized gains (losses) on derivative instruments	15,943	2,144	51,142	37,911
Other comprehensive income (loss)	(162,696)	13,952	(304,455)	24,279
Comprehensive income (loss)	$(96,932)	$117,926	$(171,541)	$227,067

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$132,914	$202,788
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(4,337)	(15,124)
Provision for (recovery of) credit losses	31,826	(55,523)
(Gain) loss on investment securities, net	16,260	(6,520)
Equity based compensation	11,862	12,414
Depreciation and amortization	38,154	37,089
Deferred income taxes	15,147	1,218
Proceeds from sale of loans held for sale	426,174	455,996
Other:
(Increase) decrease in other assets	203,717	(136,372)
Increase in other liabilities	183,713	81,833
Net cash provided by operating activities	1,055,430	577,799

Cash flows from investing activities:
Purchases of investment securities	(2,315,336)	(3,145,279)
Proceeds from repayments and calls of investment securities	1,054,902	1,265,922
Proceeds from sale of investment securities	710,769	800,056
Purchases of non-marketable equity securities	(222,563)	(1,200)
Proceeds from redemption of non-marketable equity securities	145,013	32,106
Purchases of loans	(1,575,715)	(2,271,081)
Loan originations and repayments, net	786,260	2,638,153
Proceeds from sale of loans, net	5,430	183,263
Acquisition of operating lease equipment	—	(38,875)
Other investing activities	(16,414)	(5,183)
Net cash used in investing activities	(1,427,654)	(542,118)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Net increase (decrease) in deposits	(977,203)	1,113,453
Net decrease in federal funds purchased	(199,000)	(180,000)
Additions to FHLB borrowings	2,510,000	1,106,000
Repayments of FHLB borrowings	(410,000)	(1,545,999)
Dividends paid	(40,842)	(43,714)
Repurchase of common stock	(325,741)	(7,263)
Other financing activities	13,926	19,474
Net cash provided by financing activities	571,140	461,951
Net increase in cash and cash equivalents	198,916	497,632
Cash and cash equivalents, beginning of period	314,857	397,716
Cash and cash equivalents, end of period	$513,773	$895,348

Supplemental disclosure of cash flow information:
Interest paid	$65,545	$94,782
Income taxes (refunded) paid, net	$(122,242)	$236,491

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$439,222	$611,568
Dividends declared, not paid	$19,240	$21,400
Unsettled securities trades, purchases	$127,516	$—
Unsettled securities trades, sales	$134,700	$—
Obligations incurred in acquisition of affordable housing limited partnerships	$55,000	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2022	84,052,021	$841	$626,564	$2,391,526	$(157,699)	$2,861,232
Comprehensive loss	—	—	—	65,764	(162,696)	(96,932)
Dividends ($0.25 per common share)	—	—	—	(19,240)	—	(19,240)
Equity based compensation	24,011	—	4,619	—	—	4,619
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(32,228)	(1)	(23)	—	—	(24)
Repurchase of common stock	(6,099,588)	(61)	(243,577)	—	—	(243,638)
Balance at June 30, 2022	77,944,216	$779	$387,583	$2,438,050	$(320,395)	$2,506,017

Balance at March 31, 2021	93,263,632	$933	$1,008,603	$2,091,124	$(38,825)	$3,061,835
Comprehensive income	—	—	—	103,974	13,952	117,926
Dividends ($0.23 per common share)	—	—	—	(21,400)	—	(21,400)
Equity based compensation	19,469	—	3,211	—	—	3,211
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(44,548)	(1)	(28)	—	—	(29)
Balance at June 30, 2021	93,238,553	$932	$1,011,786	$2,173,698	$(24,873)	$3,161,543

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761
Comprehensive loss	—	—	—	132,914	(304,455)	(171,541)
Dividends ($0.50 per common share)	—	—	—	(40,206)	—	(40,206)
Equity based compensation	492,061	5	10,945	—	—	10,950
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(164,340)	(2)	(5,204)	—	—	(5,206)
Repurchase of common stock	(8,031,491)	(80)	(325,661)	—	—	(325,741)
Balance at June 30, 2022	77,944,216	$779	$387,583	$2,438,050	$(320,395)	$2,506,017

Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012
Comprehensive income	—	—	—	202,788	24,279	227,067
Dividends ($0.46 per common share)	—	—	—	(42,805)	—	(42,805)
Equity based compensation	559,180	5	7,218	—	—	7,223
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(184,632)	(2)	(5,714)	—	—	(5,716)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(205,064)	(2)	(7,261)	—	—	(7,263)
Balance at June 30, 2021	93,238,553	$932	$1,011,786	$2,173,698	$(24,873)	$3,161,543

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 60 banking centers located in 12 Florida counties, 4 banking centers located in the New York metropolitan area, and 1 banking center located in Dallas, Texas at June 30, 2022. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected in future periods.
The Company has a single operating segment and thus a single reportable segment. While management monitors the revenue streams of its various business units, the business units serve a similar base of primarily commercial clients, providing a similar range of products and services, managed through similar processes and platforms. The Company’s chief operating decision maker makes company-wide resource allocation decisions and assessments of performance based on a collective assessment of the Company’s operations.
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
New Accounting Pronouncements Adopted During the Six Months Ended June 30, 2022
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
June 30, 2022

Accounting Pronouncements Not Yet Adopted
ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326). This ASU eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The ASU enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, updates certain requirements related to accounting for credit losses under ASC 326 and requires disclosure of current-period gross write offs of financing receivables by year of origination. The ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company is in the process of evaluating the impact of adoption of this ASU, however, the impact of adoption on the Company's consolidated financial position, results of operations, and cash flows is not expected to be material. Adoption will lead to additional and revised disclosures in the Company's financial statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2022	2021	2022	2021
Basic earnings per common share:
Numerator:
Net income	$65,764	$103,974	$132,914	$202,788
Distributed and undistributed earnings allocated to participating securities	(999)	(1,338)	(1,927)	(2,589)
Income allocated to common stockholders for basic earnings per common share	$64,765	$102,636	$130,987	$200,199
Denominator:
Weighted average common shares outstanding	80,300,069	93,245,282	82,629,098	93,160,962
Less average unvested stock awards	(1,257,258)	(1,241,381)	(1,234,678)	(1,223,555)
Weighted average shares for basic earnings per common share	79,042,811	92,003,901	81,394,420	91,937,407
Basic earnings per common share	$0.82	$1.12	$1.61	$2.18
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$64,765	$102,636	$130,987	$200,199
Adjustment for earnings reallocated from participating securities	3	2	4	3
Income used in calculating diluted earnings per common share	$64,768	$102,638	$130,991	$200,202
Denominator:
Weighted average shares for basic earnings per common share	79,042,811	92,003,901	81,394,420	91,937,407
Dilutive effect of certain share-based awards	350,734	181,061	244,808	137,542
Weighted average shares for diluted earnings per common share	79,393,545	92,184,962	81,639,228	92,074,949
Diluted earnings per common share	$0.82	$1.11	$1.60	$2.17
Potentially dilutive unvested shares totaling 1,245,299 and 1,212,062 were outstanding at June 30, 2022 and 2021, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$109,422	$—	$(10,294)	$99,128
U.S. Government agency and sponsored enterprise residential MBS	2,107,130	1,527	(34,110)	2,074,547
U.S. Government agency and sponsored enterprise commercial MBS	628,430	141	(53,277)	575,294
Private label residential MBS and CMOs	2,870,519	107	(233,720)	2,636,906
Private label commercial MBS	2,779,138	202	(94,710)	2,684,630
Single family real estate-backed securities	509,971	176	(18,669)	491,478
Collateralized loan obligations	1,047,036	—	(23,332)	1,023,704
Non-mortgage asset-backed securities	111,961	4	(4,204)	107,761
State and municipal obligations	154,729	508	(5,531)	149,706
SBA securities	160,986	1,322	(2,815)	159,493
	10,479,322	$3,987	$(480,662)	10,002,647
Investment securities held to maturity	10,000			10,000
	$10,489,322			10,012,647
Marketable equity securities				90,857
				$10,103,504

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

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
Investment securities held to maturity at June 30, 2022 and December 31, 2021 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $21 million and $16 million at June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At June 30, 2022, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,547,866	$1,488,239
Due after one year through five years	6,167,133	5,953,142
Due after five years through ten years	1,949,056	1,814,202
Due after ten years	815,267	747,064
	$10,479,322	$10,002,647
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.0 billion at both June 30, 2022 and December 31, 2021.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sale of investment securities AFS	$228,462	$389,814	$710,769	$800,056

Gross realized gains on investment securities AFS	$956	$2,870	$3,706	$6,862
Gross realized losses on investment securities AFS	(51)	(29)	(128)	(54)
Net realized gain	905	2,841	3,578	6,808

Net unrealized gains (losses) on marketable equity securities recognized in earnings	(9,297)	1,314	(19,838)	(288)

Gain (loss) on investment securities, net	$(8,392)	$4,155	$(16,260)	$6,520
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$57,284	$(2,696)	$41,844	$(7,598)	$99,128	$(10,294)
U.S. Government agency and sponsored enterprise residential MBS	1,244,332	(19,221)	456,536	(14,889)	1,700,868	(34,110)
U.S. Government agency and sponsored enterprise commercial MBS	457,209	(34,781)	95,530	(18,496)	552,739	(53,277)
Private label residential MBS and CMOs	2,539,475	(223,743)	62,366	(9,977)	2,601,841	(233,720)
Private label commercial MBS	2,270,765	(71,414)	291,828	(23,296)	2,562,593	(94,710)
Single family real estate-backed securities	380,879	(14,076)	52,737	(4,593)	433,616	(18,669)
Collateralized loan obligations	707,837	(18,421)	213,367	(4,911)	921,204	(23,332)
Non-mortgage asset-backed securities	105,767	(4,204)	—	—	105,767	(4,204)
State and municipal obligations	99,041	(5,531)	—	—	99,041	(5,531)
SBA securities	44	(1)	86,632	(2,814)	86,676	(2,815)
	$7,862,633	$(394,088)	$1,300,840	$(86,574)	$9,163,473	$(480,662)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and six months ended June 30, 2022 and 2021. At June 30, 2022, the Company did not have an intent to sell securities that were in unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At June 30, 2022, 540 securities available for sale were in unrealized loss positions. The amount of impairment related to 121 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.1 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at June 30, 2022 is further discussed below.
Unrealized losses were generally attributable to rising interest rates and widening spreads related to the Federal Reserve's plans for quantitative tightening and benchmark interest rate increases. Continuing supply-chain disruptions, inflationary indicators and geopolitical events have also led to market uncertainty, producing some yield curve dislocations.
U.S. Government Agency and Government Sponsored Enterprise Securities
At June 30, 2022, five U.S. treasury, 102 U.S. Government agency and sponsored enterprise residential MBS, twenty-eight U.S. Government agency and sponsored enterprise commercial MBS, and eleven SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2022. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at June 30, 2022, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

Private label residential MBS and CMOs
At June 30, 2022, 109 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our June 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 17%. As of June 30, 2022, 95% of impaired securities in this category, based on carrying value, were externally rated AAA, 1% were rated AA and 4% were rated A.
Private label commercial MBS
At June 30, 2022, 110 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. Our June 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 6% compared to weighted average credit support of 43%. As of June 30, 2022, 86% of impaired securities in this category, based on carrying value, were externally rated AAA, 10% were rated AA and 4% were rated A.
Single family real estate-backed securities
At June 30, 2022, sixteen single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home prices appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our June 30, 2022 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 49%. As of June 30, 2022, 61% of impaired securities in this category, based on carrying value, were externally rated AAA, 17% were rated AA and one security was not rated.
Collateralized loan obligations
At June 30, 2022, twenty-three collateralized loan obligations were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our June 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 42%. As of June 30, 2022, 79% of the impaired securities in this category, based on carrying value, were externally rated AAA, 17% were rated AA and 4% were rated A.
Non-mortgage asset-backed securities
At June 30, 2022, seven non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our June 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 3% compared to weighted average credit support of 23%. As of June 30, 2022, 53% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 47% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

State and Municipal Obligations
At June 30, 2022, eight state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of June 30, 2022, 62% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 38% were rated AA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$6,907,681	28.7%	$6,338,225	26.7%
Government insured residential	1,928,779	8.0%	2,023,221	8.5%
Other consumer loans	3,927	—%	6,934	—%
	8,840,387	36.7%	8,368,380	35.2%
Commercial:
Multi-family	1,017,500	4.2%	1,154,738	4.9%
Non-owner occupied commercial real estate	4,276,697	17.7%	4,381,610	18.4%
Construction and land	213,833	0.9%	165,390	0.7%
Owner occupied commercial real estate	1,907,349	7.9%	1,944,658	8.2%
Commercial and industrial	5,423,998	22.5%	4,790,275	20.2%
PPP	29,828	0.1%	248,505	1.0%
Pinnacle	977,930	4.1%	919,641	3.9%
Bridge - franchise finance	262,570	1.1%	342,124	1.4%
Bridge - equipment finance	333,125	1.4%	357,599	1.5%
Mortgage warehouse lending	816,797	3.4%	1,092,133	4.6%
	15,259,627	63.3%	15,396,673	64.8%
Total loans	24,100,014	100.0%	23,765,053	100.0%
Allowance for credit losses	(130,239)		(126,457)
Loans, net	$23,969,775		$23,638,596
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $67 million at both June 30, 2022 and December 31, 2021.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
UPB	$107,721	$124,963
Non-credit discount	(50,589)	(59,759)
Total amortized cost of PCD loans	57,132	65,204
ACL related to PCD loans	(542)	(476)
PCD loans, net	$56,590	$64,728

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

Included in loans, net are direct or sales type finance leases totaling $704 million and $652 million at June 30, 2022 and December 31, 2021, respectively. The amount of income recognized from direct or sales type finance leases for the three and six months ended June 30, 2022 and 2021 totaled $4.4 million, $9.0 million, $4.5 million and $9.9 million, respectively and is included in interest income on loans in the consolidated statements of income.
During the three and six months ended June 30, 2022 and 2021, the Company purchased residential and other consumer loans totaling $714 million, $1.6 billion, $1.3 billion and $2.3 billion, respectively.
At June 30, 2022 and December 31, 2021, the Company had pledged loans with a carrying value of approximately $11.1 billion and $10.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At June 30, 2022 and December 31, 2021, accrued interest receivable on loans totaled $105 million and $98 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and six months ended June 30, 2022 and 2021.
Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using a single third-party provided economic scenario. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022			2021
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$8,957	$116,486	$125,443	$15,844	$205,090	$220,934
Provision (recovery)	448	22,759	23,207	(3,938)	(23,725)	(27,663)
Charge-offs	(412)	(20,567)	(20,979)	—	(18,402)	(18,402)
Recoveries	17	2,551	2,568	3	770	773
Ending balance	$9,010	$121,229	$130,239	$11,909	$163,733	$175,642

	Six Months Ended June 30,
	2022			2021
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$9,187	$117,270	$126,457	$18,719	$238,604	$257,323
Provision (recovery)	192	30,461	30,653	(6,802)	(47,167)	(53,969)
Charge-offs	(412)	(31,238)	(31,650)	(14)	(30,380)	(30,394)
Recoveries	43	4,736	4,779	6	2,676	2,682
Ending balance	$9,010	$121,229	$130,239	$11,909	$163,733	$175,642
The increase in the ACL from December 31, 2021 to June 30, 2022 reflected the provision for credit losses, offset by net charge-offs. Factors impacting the provision for credit losses for the six months ended June 30, 2022 included an increase in qualitative loss factors related primarily to economic uncertainty, loan growth, the decline in criticized and classified assets, and an increase in specific reserves.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amount related to funded portion of loans	$23,207	$(27,663)	$30,653	$(53,969)
Amount related to off-balance sheet credit exposures	916	129	1,300	(919)
Other	(127)	—	(127)	(635)
Total provision for (recovery of) credit losses	$23,996	$(27,534)	$31,826	$(55,523)
Credit quality information
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
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	June 30, 2022
	Amortized Cost By Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current	$664,630	$3,255,371	$954,681	$339,083	$190,213	$1,448,027	$6,852,005
30 - 59 Days Past Due	7,153	19,527	4,812	2,329	72	5,498	39,391
60 - 89 Days Past Due	—	1,177	1,949	1,024	87	502	4,739
90 Days or More Past Due	—	214	302	—	2,998	8,032	11,546
	$671,783	$3,276,289	$961,744	$342,436	$193,370	$1,462,059	$6,907,681

	December 31, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$2,884,761	$1,062,348	$395,453	$224,175	$342,414	$1,352,844	$6,261,995
30 - 59 Days Past Due	32,307	2,705	5,482	1,942	5,831	4,825	53,092
60 - 89 Days Past Due	605	—	1,750	1,988	—	1,307	5,650
90 Days or More Past Due	1,407	—	609	5,100	1,064	9,308	17,488
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	June 30, 2022
	Amortized Cost By Origination Year
LTV	2022	2021	2020	2019	2018	Prior	Total
Less than 61%	$195,295	$1,348,565	$368,526	$82,499	$45,328	$514,035	$2,554,248
61% - 70%	165,534	884,488	241,816	83,770	50,998	350,051	1,776,657
71% - 80%	308,253	1,007,062	351,327	170,620	92,557	552,791	2,482,610
More than 80%	2,701	36,174	75	5,547	4,487	45,182	94,166
	$671,783	$3,276,289	$961,744	$342,436	$193,370	$1,462,059	$6,907,681

	December 31, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$1,222,510	$399,512	$89,078	$54,301	$111,540	$476,170	$2,353,111
61% - 70%	791,935	269,739	92,282	59,425	66,641	343,654	1,623,676
71% - 80%	899,400	395,726	212,649	111,276	145,413	518,817	2,283,281
More than 80%	5,235	76	9,285	8,203	25,715	29,643	78,157
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	June 30, 2022
	Amortized Cost By Origination Year
FICO	2022	2021	2020	2019	2018	Prior	Total
760 or greater	$441,901	$2,442,807	$776,830	$219,807	$112,937	$1,018,235	$5,012,517
720 - 759	171,852	632,539	121,052	64,889	36,713	239,878	1,266,923
719 or less	58,030	200,943	63,862	57,740	43,720	203,946	628,241
	$671,783	$3,276,289	$961,744	$342,436	$193,370	$1,462,059	$6,907,681

	December 31, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$2,230,259	$803,026	$245,942	$125,713	$254,750	$937,285	$4,596,975
720 - 759	562,763	194,068	91,276	53,576	54,080	219,561	1,175,324
719 or less	126,058	67,959	66,076	53,916	40,479	211,438	565,926
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

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
June 30, 2022

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
Commercial credit exposure based on internal risk rating:

	June 30, 2022
	Amortized Cost By Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
CRE
Pass	$564,674	$876,951	$565,942	$1,209,406	$553,614	$1,214,629	$93,687	$5,078,903
Special mention	—	—	—	1,789	—	2,045	—	3,834
Substandard	12,545	1,355	25,280	112,782	58,761	214,570	—	425,293
Total CRE	$577,219	$878,306	$591,222	$1,323,977	$612,375	$1,431,244	$93,687	$5,508,030
C&I (1)
Pass	$920,906	$867,112	$530,609	$715,269	$416,247	$953,082	$2,476,464	$6,879,689
Special mention	21	21,952	842	35,878	15,569	5,016	6,041	85,319
Substandard	1,299	11,346	29,667	123,673	48,613	124,631	55,824	395,053
Doubtful	—	—	—	—	—	—	1,114	1,114
Total C&I	$922,226	$900,410	$561,118	$874,820	$480,429	$1,082,729	$2,539,443	$7,361,175
Pinnacle
Pass	$125,811	$137,899	$96,853	$76,038	$33,427	$507,902	$—	$977,930
Total Pinnacle	$125,811	$137,899	$96,853	$76,038	$33,427	$507,902	$—	$977,930
Bridge - Equipment Finance
Pass	$25,216	$66,235	$17,575	$103,826	$40,804	$56,085	$—	$309,741
Substandard	—	—	—	1,753	—	21,631	—	23,384
Total Bridge - Equipment Finance	$25,216	$66,235	$17,575	$105,579	$40,804	$77,716	$—	$333,125
Bridge - Franchise Finance
Pass	$15,549	$34,963	$44,320	$79,457	$11,192	$9,045	$—	$194,526
Substandard	—	1,924	2,346	26,449	19,061	11,407	—	61,187
Doubtful	—	—	—	2,651	4,206	—	—	6,857
Total Bridge - Franchise Finance	$15,549	$36,887	$46,666	$108,557	$34,459	$20,452	$—	$262,570
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$816,797	$816,797
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$816,797	$816,797

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

	December 31, 2021
	Amortized Cost By Origination Year						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
CRE
Pass	$869,852	$619,056	$1,283,401	$676,151	$455,965	$986,427	$119,308	$5,010,160
Special mention	985	—	29,573	—	—	1,704	—	32,262
Substandard	—	14,227	187,284	55,944	115,944	285,917	—	659,316
Total CRE	$870,837	$633,283	$1,500,258	$732,095	$571,909	$1,274,048	$119,308	$5,701,738
C&I (1)
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

(1)Includes PPP loans.
At June 30, 2022 and December 31, 2021, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	June 30, 2022
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$818,882	$4,063,154	$196,867	$1,765,372	$5,084,489	$29,828	$977,930	$194,526	$309,741	$816,797	$14,257,586
Special mention	—	2,045	1,789	9,065	76,254	—	—	—	—	—	89,153
Substandard - accruing	188,032	194,477	9,519	111,082	207,272	—	—	53,633	23,384	—	787,399
Substandard non-accruing	10,586	17,021	5,658	21,830	54,869	—	—	7,554	—	—	117,518
Doubtful	—	—	—	—	1,114	—	—	6,857	—	—	7,971
	$1,017,500	$4,276,697	$213,833	$1,907,349	$5,423,998	$29,828	$977,930	$262,570	$333,125	$816,797	$15,259,627

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

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
The COVID 19 pandemic led to an increase in the level of criticized and classified commercial loans compared to pre-pandemic levels; while criticized and classified assets are evidencing a declining trend, those levels remain elevated.
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	June 30, 2022					December 31, 2021
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$6,852,005	$39,391	$4,739	$11,546	$6,907,681	$6,261,995	$53,092	$5,650	$17,488	$6,338,225
Government insured residential	1,097,481	139,631	86,849	604,818	1,928,779	1,034,686	143,672	115,028	729,835	2,023,221
Other consumer loans	3,927	—	—	—	3,927	6,919	15	—	—	6,934
Multi-family	1,015,362	—	—	2,138	1,017,500	1,135,363	6,017	11,220	2,138	1,154,738
Non-owner occupied commercial real estate	4,263,032	2,216	2,680	8,769	4,276,697	4,359,671	2,727	29	19,183	4,381,610
Construction and land	208,612	—	4,209	1,012	213,833	160,183	492	4,369	346	165,390
Owner occupied commercial real estate	1,892,327	266	1,705	13,051	1,907,349	1,930,932	—	1,402	12,324	1,944,658
Commercial and industrial	5,392,155	1,282	11,637	18,924	5,423,998	4,763,976	2,114	11,016	13,169	4,790,275
PPP	21,316	6,008	2,504	—	29,828	247,740	765	—	—	248,505
Pinnacle	977,930	—	—	—	977,930	919,641	—	—	—	919,641
Bridge - franchise finance	251,572	—	1,300	9,698	262,570	331,397	—	6,735	3,992	342,124
Bridge - equipment finance	333,125	—	—	—	333,125	357,599	—	—	—	357,599
Mortgage warehouse lending	816,797	—	—	—	816,797	1,092,133	—	—	—	1,092,133
	$23,125,641	$188,794	$115,623	$669,956	$24,100,014	$22,602,235	$208,894	$155,449	$798,475	$23,765,053
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $32.3 million and $31.3 million at June 30, 2022 and December 31, 2021, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $606 million and $730 million at June 30, 2022 and December 31, 2021, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$18,510	$—	$28,553	$1,684
Commercial:
Multi-family	10,586	10,586	10,865	10,865
Non-owner occupied commercial real estate	17,021	2,257	39,251	20,929
Construction and land	5,658	4,209	5,164	4,369
Owner occupied commercial real estate	21,830	8,789	20,453	4,457
Commercial and industrial	55,983	12,605	68,720	10,083
Bridge - franchise finance	14,410	8,925	32,879	16,808
	$143,998	$47,371	$205,885	$69,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $43.4 million and $46.1 million at June 30, 2022 and December 31, 2021, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and six months ended June 30, 2022 and 2021. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.3 million and $3.5 million for the three and six months ended June 30, 2022, respectively and $3.4 million and $5.9 million for the three and six months ended June 30, 2021, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$741	$741	$2,317	$2,295
Commercial:
Multi-family	10,586	10,586	10,865	10,865
Non-owner occupied commercial real estate	21,422	20,718	29,001	28,486
Construction and land	4,555	4,555	4,715	4,715
Owner occupied commercial real estate	17,851	17,699	15,198	15,155
Commercial and industrial	32,303	29,375	45,015	37,020
Bridge - franchise finance	11,569	10,193	26,055	18,740
Total commercial	98,286	93,126	130,849	114,981
	$99,027	$93,867	$133,166	$117,276
Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the six months ended June 30, 2022.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $309 million, of which $302 million was government insured, at June 30, 2022 and $208 million, of which $202 million was government insured, at December 31, 2021. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at June 30, 2022 and December 31, 2021.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2022 and 2021 that experienced payment defaults during those periods (dollars in thousands):

	Three Months Ended June 30,
	2022				2021
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	5	$3,337	—	$—	—	$—	—	$—
Government insured residential	1,373	215,245	380	60,577	116	21,758	54	9,878
Non-owner occupied commercial real estate	—	—	—	—	1	2,853	—	—
Commercial and industrial	6	20,424	1	1,061	—	—	—	—
	1,384	$239,006	381	$61,638	117	$24,611	54	$9,878

	Six Months Ended June 30,
	2022				2021
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	9	$5,314	—	$—	—	$—	—	$—
Government insured residential	1,756	277,146	411	66,033	143	27,235	63	10,997
Non-owner occupied commercial real estate	—	—	—	—	1	2,853	—	—
Commercial and industrial	14	35,482	1	1,061	—	—	—	—
	1,779	$317,942	412	$67,094	144	$30,088	$63	$10,997
TDRs during the three and six months ended June 30, 2022 and 2021 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
Note 5    Income Taxes
The Company’s effective income tax rate was 24.8% and 24.6% for the three and six months ended June 30, 2022, respectively, and 25.8% and 25.3% for the three and six months ended June 30, 2021, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2022 and 2021 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
Note 6    Derivatives and Hedging Activities
The Company has entered into interest rate swaps and caps designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. The Company has also entered into interest rate swaps designated as fair value

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

hedges designed to hedge changes in the fair value of outstanding fixed rate instruments caused by fluctuations in the benchmark interest rate.
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and six months ended June 30, 2022 and 2021, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of zero at both June 30, 2022 and December 31, 2021.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2022
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.38%	3-Month LIBOR	2.5	$780,000	Other assets	$749	$—
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.27%	SOFR	2.2	625,000		—	—
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	1.22%	Fed Funds Effective Rate	2.2	400,000		—	—
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	0.88%		3.0	200,000	Other assets	11,542	—
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	1.94%	SOFR	2.1	100,000		—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.55%	1-Month LIBOR	4.5	1,555,804	Other assets / Other liabilities	21,947	(1,093)
Pay-variable interest rate swaps		1-Month LIBOR	3.55%	4.5	1,555,804	Other assets / Other liabilities	2,517	(66,139)
Pay-fixed interest rate swaps		4.12%	SOFR	6.7	158,284	Other assets / Other liabilities	4,408	(1,179)
Pay-variable interest rate swaps		SOFR	4.12%	6.7	158,284	Other assets / Other liabilities	1,171	(4,408)
Interest rate caps purchased, indexed to 1-month LIBOR			2.47%	3.2	49,130	Other assets	1,369	—
Interest rate caps sold, indexed to 1-month LIBOR		2.47%		3.2	49,130	Other liabilities	—	(1,368)
					$5,631,436		$43,703	$(74,187)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

	December 31, 2021
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset		Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.35%	3-Month LIBOR	2.6	$905,000	Other liabilities	$—		$(2,687)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate liabilities	0.87%	Fed Funds Effective Rate	2.5	200,000	Other liabilities	—		—
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	1.00%		3.5	200,000	Other assets	3,260		—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.57%	Indexed to 1-month LIBOR or SOFR	5.0	1,668,517	Other assets / Other liabilities	3,369	.	(15,347)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR or SOFR	3.57%	5.0	1,668,517	Other assets / Other liabilities	51,947		(6,837)
Interest rate caps purchased, indexed to 1-month LIBOR			1.00%	4.0	25,000	Other assets	443		—
Interest rate caps sold, indexed to 1-month LIBOR		1.00%		4.0	25,000	Other liabilities	—		(443)
					$4,692,034		$59,019		$(25,314)
The following table provides information about the amount of loss related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Location of loss reclassified from AOCI into income:
Interest expense on borrowings	$(3,703)	$(14,882)	$(8,413)	$(29,857)
Interest expense on deposits	(455)	—	(1,177)	—
	$(4,158)	$(14,882)	$(9,590)	$(29,857)
During the three and six months ended June 30, 2022 and 2021, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2022, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $15.8 million. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Location of Gain (Loss) in Consolidated Statements of Income
	2022	2021	2022	2021
Variability of fair value of fixed rate loans:
Fair value adjustment on derivatives	$1,197	$—	$1,897	$—	Interest income on loans
Fair value adjustment on hedged items	(1,252)	—	(1,985)	—	Interest income on loans
Loss recognized on fair value hedges (ineffective portion)	$(55)	$—	$(88)	$—

Variability of fair value of fixed rate borrowings:
Fair value adjustment on derivatives	$—	$(669)	$—	$(1,496)	Interest expense on borrowings
Fair value adjustment on hedged items	—	670	—	1,495	Interest expense on borrowings
Gain (loss) recognized on fair value hedges (ineffective portion)	$—	$1	$—	$(1)
Included in the table above are fair value hedges on fixed rate borrowings which matured during the year ended December 31, 2021.
The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	$—	Loans
Cumulative fair value hedging adjustments	$(1,985)	$—	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. At June 30, 2022, the amortized cost basis of the closed portfolio used in this hedging relationship was $1.1 billion.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2022
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$40,015	$—	$40,015	$(3,339)	$(36,659)	$17
Derivative liabilities	(2,272)	—	(2,272)	3,339	—	1,067
	$37,743	$—	$37,743	$—	$(36,659)	$1,084

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

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
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(240,498)	$62,529	$(177,969)	$18,692	$(4,766)	$13,926
Amounts reclassified to gain on investment securities available for sale, net	(905)	235	(670)	(2,842)	724	(2,118)
Net change in unrealized gains (losses) on investment securities available for sale	(241,403)	62,764	(178,639)	15,850	(4,042)	11,808
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	17,387	(4,521)	12,866	(12,005)	3,061	(8,944)
Amounts reclassified to interest expense on deposits	455	(118)	337	—	—	—
Amounts reclassified to interest expense on borrowings	3,703	(963)	2,740	14,882	(3,794)	11,088
Net change in unrealized gains (losses) on derivative instruments	21,545	(5,602)	15,943	2,877	(733)	2,144
Other comprehensive income (loss)	$(219,858)	$57,162	$(162,696)	$18,727	$(4,775)	$13,952

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

	Six Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding losses arising during the period	$(476,932)	$123,983	$(352,949)	$(11,489)	$2,930	$(8,559)
Amounts reclassified to gain on investment securities available for sale, net	(3,578)	930	(2,648)	(6,809)	1,736	(5,073)
Net change in unrealized gains (losses) on investment securities available for sale	(480,510)	124,913	(355,597)	(18,298)	4,666	(13,632)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	59,350	(15,305)	44,045	21,030	(5,363)	15,667
Amounts reclassified to interest expense on deposits	1,177	(306)	871	—	—	—
Amounts reclassified to interest expense on borrowings	8,413	(2,187)	6,226	29,857	(7,613)	22,244
Net change in unrealized gains (losses) on derivative instruments	68,940	(17,798)	51,142	50,887	(12,976)	37,911
Other comprehensive income (loss)	$(411,570)	$107,115	$(304,455)	$32,589	$(8,310)	$24,279
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at March 31, 2022	$(174,099)	$16,400	$(157,699)
Other comprehensive income (loss)	(178,639)	15,943	(162,696)
Balance at June 30, 2022	$(352,738)	$32,343	$(320,395)

Balance at March 31, 2021	$38,359	$(77,184)	$(38,825)
Other comprehensive income	11,808	2,144	13,952
Balance at June 30, 2021	$50,167	$(75,040)	$(24,873)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Other comprehensive income (loss)	(355,597)	51,142	(304,455)
Balance at June 30, 2022	$(352,738)	$32,343	$(320,395)

Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other comprehensive income (loss)	(13,632)	37,911	24,279
Balance at June 30, 2021	$50,167	$(75,040)	$(24,873)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2022
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$99,128	$—	$99,128
U.S. Government agency and sponsored enterprise residential MBS	—	2,074,547	2,074,547
U.S. Government agency and sponsored enterprise commercial MBS	—	575,294	575,294
Private label residential MBS and CMOs	—	2,636,906	2,636,906
Private label commercial MBS	—	2,684,630	2,684,630
Single family real estate-backed securities	—	491,478	491,478
Collateralized loan obligations	—	1,023,704	1,023,704
Non-mortgage asset-backed securities	—	107,761	107,761
State and municipal obligations	—	149,706	149,706
SBA securities	—	159,493	159,493
Marketable equity securities	90,857	—	90,857
Derivative assets	—	43,703	43,703
Total assets at fair value	$189,985	$9,947,222	$10,137,207
Derivative liabilities	$—	$(74,187)	$(74,187)
Total liabilities at fair value	$—	$(74,187)	$(74,187)

	December 31, 2021
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$111,660	$—	$111,660
U.S. Government agency and sponsored enterprise residential MBS	—	2,097,796	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	—	856,899	856,899
Private label residential MBS and CMOs	—	2,149,420	2,149,420
Private label commercial MBS	—	2,604,010	2,604,010
Single family real estate-backed securities	—	476,968	476,968
Collateralized loan obligations	—	1,078,286	1,078,286
Non-mortgage asset-backed securities	—	152,510	152,510
State and municipal obligations	—	222,277	222,277
SBA securities	—	183,595	183,595
Marketable equity securities	120,777	—	120,777
Servicing rights	—	5,152	5,152
Derivative assets	—	59,019	59,019
Total assets at fair value	$232,437	$9,885,932	$10,118,369
Derivative liabilities	$—	$(25,314)	$(25,314)
Total liabilities at fair value	$—	$(25,314)	$(25,314)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	June 30, 2022	December 31, 2021
Collateral dependent loans	$41,030	$70,433
OREO	778	2,788
Operating lease equipment	—	11,429
	$41,808	$84,650
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$513,773	$513,773	$314,857	$314,857
Investment securities	1/2	$10,103,504	$10,103,600	$10,064,198	$10,064,887
Non-marketable equity securities	2	$213,409	$213,409	$135,859	$135,859
Loans, net	3	$23,969,775	$23,290,146	$23,638,596	$24,088,190
Derivative assets	2	$43,703	$43,703	$59,019	$59,019
Liabilities:
Demand, savings and money market deposits	2	$25,736,318	$25,736,318	$26,053,859	$26,053,859
Time deposits	2	$2,724,581	$2,707,046	$3,384,243	$3,388,435
Federal funds purchased	2	$—	$—	$199,000	$199,000
FHLB advances	2	$4,005,000	$4,004,974	$1,905,000	$1,905,629
Notes and other borrowings	2	$721,166	$720,089	$721,416	$813,095
Derivative liabilities	2	$74,187	$74,187	$25,314	$25,314

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2022

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
Total lending related commitments outstanding at June 30, 2022 were as follows (in thousands):

Commitments to fund loans	$792,730
Unfunded commitments under lines of credit	4,534,085
Commercial and standby letters of credit	108,036
$5,434,851
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the six months ended June 30, 2022 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
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
Quarterly highlights include:
•Net income for the three months ended June 30, 2022 was $65.8 million, or $0.82 per diluted share, compared to $104.0 million, or $1.11 per diluted share, for the three months ended June 30, 2021 and $67.2 million or $0.79 per diluted share for the immediately preceding three months ended March 31, 2022. Net income for the six months ended June 30, 2022 was $132.9 million, or $1.60 per diluted share, compared to $202.8 million, or $2.17 per diluted share, for the six months ended June 30, 2021. Earnings for the six months ended June 30, 2021 were favorably impacted by a $55.5 million recovery of the provision for credit losses.
•PPNR was $111.5 million for the three months ended June 30, 2022 compared to $96.6 million for the immediately preceding three months ended March 31, 2022 and $112.6 million for the three months ended June 30, 2021.
•Total loans, excluding the runoff of PPP loans, grew by $780 million, of which $553 million was in commercial segments, for the three months ended June 30, 2022.
•Average non-interest bearing demand deposits grew by $371 million during the three months ended June 30, 2022. Total deposits remained relatively consistent with the immediately preceding three months ended March 31, 2022, declining by $80 million, while non-interest bearing demand deposits declined by $18 million during the three months ended June 30, 2022. At June 30, 2022, non-interest bearing demand deposits represented 34% of total deposits, consistent with the immediately preceding quarter ended March 31, 2022.
•The net interest margin, calculated on a tax-equivalent basis, expanded to 2.63% for the three months ended June 30, 2022 from 2.50% for the immediately preceding three months and 2.37% for the three months ended June 30, 2021. Net interest income increased by $16.8 million compared to the immediately preceding three months ended March 31, 2022 and by $27.1 million compared to the three months ended June 30, 2021.

•In response to the rising interest rate environment, the average cost of total deposits was 0.30% for the three months ended June 30, 2022 compared to 0.17% for the immediately preceding three months ended March 31, 2022 and 0.25% for the three months ended June 30, 2021. On a spot basis, the APY on total deposits increased to 0.45% at June 30, 2022 from 0.16% at March 31, 2022.
•For the three months ended June 30, 2022, the Company recorded a provision for credit losses of $24.0 million compared to a provision for credit losses of $7.8 million for the immediately preceding three months ended March 31, 2022 and a recovery of credit losses of $(27.5) million for the three months ended June 30, 2021. The ratio of the ACL to total loans at June 30, 2022 was consistent with the prior quarter-end at 0.54%. For the six months ended June 30, 2022 and 2021, the provision for (recovery of) credit losses was $31.8 million and $(55.5) million, respectively.
•The ratio of non-performing loans to total loans declined to 0.60% at June 30, 2022 from 0.65% at March 31, 2022. The guaranteed portion of SBA loans on non-accrual status represented 0.18% of total loans and 30% of non-performing loans at June 30, 2022. The positive trend in levels of criticized and classified loans continued during the three months ended June 30, 2022, with a decline of $181 million. The annualized net charge-off ratio declined to 0.23% for the six months ended June 30, 2022, from 0.29% for the year ended December 31, 2021.
•Results for the quarter continued to be impacted by declines in the fair value of investment securities. Accumulated other comprehensive loss increased by $163 million for the three months ended June 30, 2022, primarily due to an increase in unrealized losses on investment securities available for sale. Non-interest income was impacted by a $9.3 million decline in the fair value of certain preferred stock investments. These declines in the fair value of securities resulted primarily from widening spreads and rising interest rates related to the Fed's quantitative tightening and inflationary concerns. None of the unrealized losses were attributable to credit loss impairments; the Company expects to recover the amortized cost basis of its available for sale securities.
•Book value per common share and tangible book value per common were $32.15 and $31.16, respectively, at June 30, 2022.
•During the three months ended June 30, 2022, the Company repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of $244 million, at a weighted average price of $39.94 per share.
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

	Three Months Ended June 30,			Three Months Ended March 31,			Three Months Ended June 30,
	2022			2022			2021
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,709,190	$212,395	3.59%	$23,349,143	$194,551	3.36%	$22,996,564	$205,940	3.59%
Investment securities (3)	10,477,600	55,488	2.12%	10,083,083	43,719	1.73%	9,839,422	38,338	1.56%
Other interest earning assets	718,904	2,979	1.66%	674,640	1,354	0.81%	1,380,317	1,607	0.47%
Total interest earning assets	34,905,694	270,862	3.11%	34,106,866	239,624	2.83%	34,216,303	245,885	2.88%
Allowance for credit losses	(127,864)			(129,028)			(215,151)
Non-interest earning assets	1,669,689			1,674,476			1,732,676
Total assets	$36,447,519			$35,652,314			$35,733,828
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,576,257	$1,742	0.27%	$3,078,176	$1,369	0.18%	$3,069,945	$2,594	0.34%
Savings and money market deposits	13,052,566	15,213	0.47%	13,401,332	6,931	0.21%	13,541,237	11,307	0.33%
Time deposits	2,812,988	3,546	0.51%	3,319,585	3,562	0.44%	3,380,582	3,415	0.41%
Total interest bearing deposits	18,441,811	20,501	0.45%	19,799,093	11,862	0.24%	19,991,764	17,316	0.35%
Federal funds purchased	115,146	155	0.53%	187,400	58	0.12%	—	—	—%
FHLB advances	4,373,736	11,644	1.07%	2,248,889	6,146	1.11%	2,873,922	16,922	2.36%
Notes and other borrowings	721,284	9,257	5.13%	721,405	9,256	5.13%	721,753	9,252	5.13%
Total interest bearing liabilities	23,651,977	41,557	0.70%	22,956,787	27,322	0.48%	23,587,439	43,490	0.74%
Non-interest bearing demand deposits	9,419,025			9,047,864			8,163,879
Other non-interest bearing liabilities	654,162			623,200			851,044
Total liabilities	33,725,164			32,627,851			32,602,362
Stockholders' equity	2,722,355			3,024,463			3,131,466
Total liabilities and stockholders' equity	$36,447,519			$35,652,314			$35,733,828
Net interest income		$229,305			$212,302			$202,395
Interest rate spread			2.41%			2.35%			2.14%
Net interest margin			2.63%			2.50%			2.37%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.2 million, $3.0 million and $3.4 million for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for all periods presented.
(2)Annualized
(3)     At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,530,162	$406,946	3.47%	$23,271,410	$414,761	3.58%
Investment securities (3)	10,281,431	99,207	1.93%	9,456,929	77,525	1.64%
Other interest earning assets	696,894	4,333	1.25%	1,222,456	3,200	0.53%
Total interest earning assets	34,508,487	510,486	2.97%	33,950,795	495,486	2.93%
Allowance for credit losses	(128,443)			(234,686)
Non-interest earning assets	1,672,070			1,728,449
Total assets	$36,052,114			$35,444,558
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,825,830	3,111	0.22%	$3,006,760	5,368	0.36%
Savings and money market deposits	13,225,986	22,866	0.35%	13,169,195	23,434	0.36%
Time deposits	3,064,887	6,386	0.42%	3,853,057	10,890	0.57%
Total interest bearing deposits	19,116,703	32,363	0.34%	20,029,012	39,692	0.40%
Federal funds purchased	151,074	213	0.28%	3,978	2	0.10%
FHLB and PPPLF borrowings	3,317,182	17,790	1.08%	2,972,770	34,480	2.34%
Notes and other borrowings	721,344	18,513	5.13%	722,028	18,505	5.13%
Total interest bearing liabilities	23,306,303	68,879	0.59%	23,727,788	92,679	0.79%
Non-interest bearing demand deposits	9,234,469			7,829,422
Other non-interest bearing liabilities	638,767			799,297
Total liabilities	33,179,539			32,356,507
Stockholders' equity	2,872,575			3,088,051
Total liabilities and stockholders' equity	$36,052,114			$35,444,558
Net interest income		$441,607			$402,807
Interest rate spread			2.38%			2.14%
Net interest margin			2.57%			2.38%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $6.2 million and $6.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $1.4 million for both periods presented.
(2)Annualized
(3)     At fair value except for securities held to maturity.
Three months ended June 30, 2022 compared to the immediately preceding three months ended March 31, 2022
Net interest income, calculated on a tax-equivalent basis, was $229.3 million for the three months ended June 30, 2022, compared to $212.3 million for the three months ended March 31, 2022, an increase of $17.0 million. The increase in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $31.2 million and $14.2 million, respectively, for the three months ended June 30, 2022, compared to the three months ended March 31, 2022. The increase in interest income reflected higher yields on loans and investment securities as well as higher average balances of interest earning assets. The increase in interest expense reflected a higher cost of interest bearing deposits in response to the rising interest rate environment, partially offset by a decline in the related average balance. The impact of an increase in the average balance of FHLB advances was partly offset by a decline in the related average cost.
The net interest margin, calculated on a tax-equivalent basis, was 2.63% for the three months ended June 30, 2022, compared to 2.50% for the three months ended March 31, 2022. Offsetting factors impacting the net interest margin for the three months ended June 30, 2022 compared to the immediately preceding three months ended March 31, 2022 included:
•The tax-equivalent yield on investment securities increased to 2.12% for the three months ended June 30, 2022, from 1.73% for the three months ended March 31, 2022. This increase resulted primarily from the reset of coupon rates on variable rate securities and purchases of higher-yielding securities.
•The tax-equivalent yield on loans increased to 3.59% for the three months ended June 30, 2022, from 3.36% for the three months ended March 31, 2022. Factors contributing to this increase were the resetting of variable rate loans at higher coupon rates, originations of new loans at higher rates and an increased yield on early buyout loans related primarily to loans coming off of forbearance.

•The average rate paid on interest bearing deposits increased to 0.45% for the three months ended June 30, 2022, from 0.24% for the three months ended March 31, 2022, primarily in response to the rising interest rate environment.
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net interest income, calculated on a tax-equivalent basis, was $229.3 million for the three months ended June 30, 2022, compared to $202.4 million for the three months ended June 30, 2021, an increase of $26.9 million. Net interest income, calculated on a tax-equivalent basis, was $441.6 million for the six months ended June 30, 2022, compared to $402.8 million for the six months ended June 30, 2021, an increase of $38.8 million. The changes in net interest income were comprised of increases in tax-equivalent interest income of $25.0 million and $15.0 million and decreases in interest expense of $1.9 million and $23.8 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively.
Increases in interest income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily a result of increased yields on and average balances of investment securities.
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021, a decline of $5.3 million in interest expense on FHLB advances was largely offset by a $3.2 million increase in interest expense on deposits. While the average balance of FHLB advances increased, new advances were added at lower rates. Although the average balance of interest bearing deposits declined, the rising interest rate environment led to an increase in the cost of interest bearing deposits.
The decline in interest expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted primarily from $7.3 million and $16.7 million declines in interest expense on deposits and FHLB advances, respectively. Both the average balance and cost of interest bearing deposits declined for the comparative six month periods. While the average balance of FHLB advances increased, the average cost of advances declined.
The net interest margin, calculated on a tax-equivalent basis, was 2.63% for the three months ended June 30, 2022, compared to 2.37% for the three months ended June 30, 2021. The net interest margin, calculated on a tax-equivalent basis, was 2.57% for the six months ended June 30, 2022, compared to 2.38% for the six months ended June 30, 2021. The most significant factors contributing to these increases in the net interest margin were the increased yield on investment securities, the decline in the cost of FHLB advances and the increase in average non-interest bearing demand deposits. Further details about certain offsetting factors impacting the net interest margin for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 follow:
•The tax-equivalent yield on loans was 3.59% for both the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022, the tax-equivalent yield on loans was 3.47% compared to 3.58% for the six months ended June 30, 2021. Amortization of origination fees on PPP loans contributed approximately 0.11% and 0.10% to the yield on loans for the three and six months ended June 30, 2021, respectively, compared to 0.02% and 0.04% for the three and six months ended June 30, 2022, respectively. Factoring out the impact of PPP fees, the yield on loans increased by 0.09% for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021 primarily due to the impact of rising interest rates on loan yields in the second quarter of 2022. For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, factoring out the impact of PPP fees, the yield on loans declined by 0.05%, primarily because of runoff of higher rate loans.
•The tax-equivalent yield on investment securities increased to 2.12% and 1.93% for the three and six months ended June 30, 2022, respectively, from 1.56% and 1.64% for the three and six months ended June 30, 2021, respectively. The reset of coupon rates on variable rate securities, purchases of higher-yielding securities and slowing prepayment speeds on securities purchased at a premium contributed to these increases in yields.
•The average rate paid on interest bearing deposits increased to 0.45% for the three months ended June 30, 2022 from 0.35% for the three months ended June 30, 2021, reflecting the recent increasing trend in the Fed's benchmark rate. For the six months ended June 30, 2022, the cost of interest bearing deposits was 0.34% compared to 0.40% for the six months ended June 30, 2021, continuing to evidence the declining trend in the cost of interest bearing deposits that occurred over the course of 2020 and 2021. Recent Fed rate increases did not begin to impact the cost of deposits until the second quarter of 2022.
•The average rate paid on FHLB advances decreased to 1.07% and 1.08% for the three and six months ended June 30, 2022 from 2.36% and 2.34% for the three and six months ended June 30, 2021, respectively. The decreases resulted from the maturity of higher rate advances and the termination of certain cash flow hedges in the fourth quarter of 2021, coupled with the addition of FHLB advances at lower prevailing rates.

Increases in average non-interest bearing demand deposits positively impacted the net interest margin over the periods presented.
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
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amount related to funded portion of loans	$23,207	$(27,663)	$30,653	$(53,969)
Amount related to off-balance sheet credit exposures	916	129	1,300	(919)
Other	(127)	—	(127)	(635)
Total provision for (recovery of) credit losses	$23,996	$(27,534)	$31,826	$(55,523)
The provision for credit losses for the three and six months ended June 30, 2022 was impacted by an increase in qualitative loss factors related to economic uncertainty, loan growth and increases in specific reserves. The qualitative loss factor considerations included but were not necessarily limited to the Federal Reserve's plans for quantitative tightening, increases in the benchmark rate, rising inflation and geopolitical uncertainty.
The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in the economic outlook.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL and about factors that impacted the ACL for the three and six months ended June 30, 2022.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deposit service charges and fees	$5,896	$5,417	$11,856	$10,317
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	905	2,841	3,578	6,808
Net unrealized gain (loss) on marketable equity securities	(9,297)	1,314	(19,838)	(288)
Gain (loss) on investment securities, net	(8,392)	4,155	(16,260)	6,520
Lease financing	13,363	13,522	26,778	26,010
Other non-interest income	2,583	9,663	5,377	20,206
	$13,450	$32,757	$27,751	$63,053
The unrealized loss on marketable equity securities for the three and six months ended June 30, 2022 was attributable to the decline in the fair value of certain preferred stock investments resulting from rising market interest rates.
The most significant factors leading to the decrease in other non-interest income for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021 were declines in BOLI revenue and gain on sale of loans. Lower gains on sale of loans related to a less favorable environment for the re-pooling of GNMA early buyout loans.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee compensation and benefits	$62,461	$56,459	$129,549	$115,747
Occupancy and equipment	11,399	11,492	22,911	23,367
Deposit insurance expense	3,993	4,222	7,396	11,672
Professional fees	3,256	2,139	5,518	4,051
Technology and telecommunications	17,898	16,851	34,902	32,592
Depreciation and impairment of operating lease equipment	12,585	12,834	25,195	25,051
Other non-interest expense	15,810	14,455	28,255	29,193
Total non-interest expense	$127,402	$118,452	$253,726	$241,673
Employee compensation and benefits
Employee compensation and benefits increased by $6.0 million and $13.8 million for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The increases were primarily due to increased headcount and salary increases.
Deposit insurance expense
Deposit insurance expense decreased by $4.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily as a result of an improvement in the assessment rate.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased by $558 million to $34.5 billion for the six months ended June 30, 2022 from $34.0 billion for the six months ended June 30, 2021, due to increases in average balances of both loans and investment securities, partially offset by a decline in average cash balances. Average non-interest bearing deposits increased by $1.4 billion for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, while average interest bearing liabilities declined by $421 million, reflecting declines in average interest-bearing deposits of $912 million offset by an increase in average FHLB advances of $344 million. These year-over-year trends in average balances were reflective of the operating environment as the U.S. economy began to emerge from the COVID-19 pandemic. Lending opportunities increased and our ongoing strategy focused on improving the quality of the deposit base coupled with increased amounts of liquidity in the system led to growth in non-interest bearing demand deposits and corresponding declines in interest bearing sources of funds. Growth in the investment portfolio reflected opportunistic purchases of securities at attractive spreads

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$109,422	$99,128	$114,385	$111,660
U.S. Government agency and sponsored enterprise residential MBS	2,107,130	2,074,547	2,093,283	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	628,430	575,294	861,925	856,899
Private label residential MBS and CMOs	2,870,519	2,636,906	2,160,136	2,149,420
Private label commercial MBS	2,779,138	2,684,630	2,604,690	2,604,010
Single family real estate-backed securities	509,971	491,478	474,845	476,968
Collateralized loan obligations	1,047,036	1,023,704	1,079,217	1,078,286
Non-mortgage asset-backed securities	111,961	107,761	151,091	152,510
State and municipal obligations	154,729	149,706	205,718	222,277
SBA securities	160,986	159,493	184,296	183,595
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$10,489,322	10,012,647	$9,939,586	9,943,421
Marketable equity securities		90,857		120,777
		$10,103,504		$10,064,198

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2022 was 4.7 years and the effective duration of the portfolio was 1.9 years.
The investment securities available for sale portfolio was in a net unrealized loss position of $476.7 million at June 30, 2022. Net unrealized losses at June 30, 2022 included $4.0 million of gross unrealized gains and $480.7 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at June 30, 2022 had an aggregate fair value of $9.2 billion. The unrealized losses resulted primarily from rising interest rates and widening spreads related to the Federal Reserve's plans for quantitative tightening and benchmark interest rate increases. None of the unrealized losses were attributable to credit loss impairments.

The ratings distribution of our AFS securities portfolio at June 30, 2022 is depicted in the chart below:

Ratings Distribution

A
3%
NR
1%
AA
7%
Gov
29%
AAA
60%

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
We do not intend to sell securities in significant unrealized loss positions at June 30, 2022. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.

We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.
The following table presents subordination levels and average internal stress scenario losses for select portfolio segments at June 30, 2022:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	85.1%	30.0	94.9	44.2	5.5
	AA	11.2%	29.2	88.5	42.8	6.0
	A	3.7%	24.4	65.8	36.1	5.8
Weighted average		100.0%	29.7	93.1	43.7	5.6

CLOs	AAA	78.9%	41.3	61.0	44.6	7.2
	AA	17.2%	30.8	40.4	34.7	6.8
	A	3.9%	24.8	28.4	26.2	6.6
Weighted average		100.0%	38.8	56.2	42.2	7.1

Private label residential MBS and CMO	AAA	94.6%	3.0	90.9	17.2	1.8
	AA	1.0%	18.3	31.7	22.9	4.2
	A	4.4%	20.9	24.5	21.7	4.2
Weighted average		100.0%	3.9	87.4	17.5	1.9

Single family real estate-backed securities	AAA	65.1%	34.4	72.6	52.8	4.9
	AA	15.3%	48.6	55.3	52.6	7.0
	NR	19.6%	35.0	35.0	35.0	10.0
Weighted average		100.0%	36.7	62.6	49.3	6.2
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of June 30, 2022. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.69%	—%	—%	—%	0.69%
U.S. Government agency and sponsored enterprise residential MBS	2.36%	2.38%	2.31%	2.14%	2.36%
U.S. Government agency and sponsored enterprise commercial MBS	2.09%	2.33%	1.85%	1.92%	1.93%
Private label residential MBS and CMOs	2.73%	2.64%	2.42%	2.45%	2.57%
Private label commercial MBS	3.36%	3.34%	2.15%	3.29%	3.27%
Single family real estate-backed securities	1.36%	3.61%	2.11%	—%	3.50%
Collateralized loan obligations	3.60%	3.93%	4.08%	—%	3.91%
Non-mortgage asset-backed securities	3.19%	3.04%	2.73%	—%	2.92%
State and municipal obligations	3.17%	3.79%	4.55%	3.99%	3.95%
SBA securities	1.59%	1.52%	1.41%	1.27%	1.50%
	2.70%	3.07%	2.45%	2.37%	2.84%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$8,840,387	36.7%	$8,368,380	35.2%
Multi-family	1,017,500	4.2%	1,154,738	4.9%
Non-owner occupied commercial real estate	4,276,697	17.7%	4,381,610	18.4%
Construction and land	213,833	0.9%	165,390	0.7%
Owner occupied commercial real estate	1,907,349	7.9%	1,944,658	8.2%
Commercial and industrial	5,423,998	22.5%	4,790,275	20.2%
PPP	29,828	0.1%	248,505	1.0%
Pinnacle	977,930	4.1%	919,641	3.9%
Bridge - franchise finance	262,570	1.1%	342,124	1.4%
Bridge - equipment finance	333,125	1.4%	357,599	1.5%
Mortgage warehouse lending	816,797	3.4%	1,092,133	4.6%
Total loans	24,100,014	100.0%	23,765,053	100.0%
Allowance for credit losses	(130,239)		(126,457)
Loans, net	$23,969,775		$23,638,596
For the six months ended June 30, 2022, total loans grew by $335 million, while total loans, excluding PPP loans, grew by $554 million. Loan growth was concentrated in the second quarter, when total loans, excluding PPP loans, grew by $780 million.
Growth in residential and other consumer loans for the six months ended June 30, 2022 totaled $472 million. Commercial and industrial loans, including owner-occupied commercial real estate, grew by $596 million for the six months ended June 30, 2022. Most of the remaining commercial portfolio segments showed declines during the six months ended June 30, 2022. MWL utilization declined to 46% at June 30, 2022 compared to 56% at December 31, 2021 as rising rates have led to lower refinancing activity. PPP loans declined by $219 million during the six months ended June 30, 2022, resulting from full or partial forgiveness from the SBA.

Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
1-4 single family residential	$6,907,681	$6,338,225
Government insured residential	1,928,779	2,023,221
Other consumer loans	3,927	6,934
	$8,840,387	$8,368,380
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2022, $1.1 billion or 15% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. During the six months ended June 30, 2022 and 2021, the Company purchased $355 million and $973 million, respectively, of government insured residential loans. The balance of buyout loans totaled $1.9 billion at June 30, 2022. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
California	$2,250,499	32.6%	$2,056,100	32.4%
New York	1,400,041	20.3%	1,293,825	20.4%
Florida	502,530	7.3%	494,043	7.8%
Illinois	344,118	5.0%	306,388	4.8%
Virginia	294,913	4.3%	280,898	4.4%
Others	2,115,580	30.5%	1,906,971	30.2%
	$6,907,681	100.0%	$6,338,225	100.0%

Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, multi-family properties and other income-producing non-owner occupied commercial real estate, a limited amount of construction and land loans, SBA loans, mortgage warehouse lines of credit, PPP loans, municipal loans and leases originated by Pinnacle and franchise and equipment finance loans and leases originated by Bridge.
The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

(1) Included in C&I are $30 million of PPP loans at June 30, 2022.
Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities, hotels and real estate secured lines of credit.
The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at June 30, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,846,891	34%	58%	25%	17%	2.35	65.3%
Multi-family	1,132,992	21%	45%	54%	1%	2.31	53.9%
Retail	901,939	16%	59%	33%	8%	1.88	62.9%
Warehouse/Industrial	1,012,791	18%	61%	19%	20%	2.46	58.3%
Hotel	458,321	8%	81%	11%	8%	2.24	57.0%
Other	155,096	3%	55%	43%	2%	2.46	55.8%
	$5,508,030	100%	58%	32%	10%	2.28	60.3%
DSCRs and LTVs in the table above are based on the most recent information available. Geographic distribution in the table above is based on location of the underlying collateral property.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented 0.9% of the total loan portfolio at June 30, 2022.
Included in the table above are approximately $95 million of mixed-use properties in New York, consisting of $55 million categorized as multi-family, $22 million categorized as retail and $18 million categorized as office. The New York multi-family portfolio included $456 million of loans collateralized by properties with some or all of the units subject to rent regulation at June 30, 2022, substantially all of which were stabilized properties.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings, business acquisition finance credit facilities, credit facilities to institutional real estate entities such as REITs and commercial real estate investment funds, and commercial credit cards. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $3.6 billion at June 30, 2022, the majority of which were relationship based loans to borrowers in Florida and the New York tri-state area. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.
The following table presents the exposure in the C&I portfolio, excluding PPP loans, by industry, at June 30, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,312,988	17.9%
Educational Services	685,723	9.4%
Wholesale Trade	640,283	8.7%
Manufacturing	584,703	8.0%
Information	502,617	6.9%
Health Care and Social Assistance	488,928	6.7%
Real Estate and Rental and Leasing	466,145	6.4%
Transportation and Warehousing	422,207	5.8%
Utilities	339,619	4.6%
Construction	314,557	4.3%
Retail Trade	308,944	4.2%
Professional, Scientific, and Technical Services	266,127	3.6%
Other Services (except Public Administration)	232,527	3.2%
Public Administration	192,649	2.6%
Accommodation and Food Services	185,171	2.5%
Administrative and Support and Waste Management	162,613	2.2%
Arts, Entertainment, and Recreation	161,417	2.2%
Other	64,129	0.8%
	$7,331,347	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 50% and 46% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.

The following table presents the franchise portfolio by concept at June 30, 2022 (dollars in thousands):

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$36,185	13.8%
Dunkin Donuts	13,612	5.2%
Ram Restaurant and Brewery	13,052	5.0%
Jimmy John's	11,815	4.5%
Little Caesars	11,100	4.2%
Other	44,311	16.9%
	$130,075	49.6%
Non-restaurant concepts:
Planet Fitness	$86,516	32.9%
Orange Theory Fitness	34,192	13.0%
Other	11,787	4.5%
	132,495	50.4%
	$262,570	100.0%
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 58% and 32% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 36% and 24% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $606 million at June 30, 2022, including off-lease equipment, net of accumulated depreciation of $90 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. Our operating lease customers are North American commercial end users. We have a total of 4,539 railcars with a carrying value of $332 million at June 30, 2022, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas. The largest concentrations of rail cars were 2,117 hopper cars and 1,351 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
The chart below presents operating lease equipment by type at the dates indicated:
At June 30, 2022, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2022	$50,530
2023	74,637
2024	46,595
2025	82,909
2026	81,133
Thereafter through 2034	180,088
$515,892
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	June 30, 2022		March 31, 2022		December 31, 2021
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$14,257,586	93.3%	$13,574,615	92.0%	$13,934,369	90.5%
Special mention	89,153	0.6%	95,250	0.6%	148,593	1.0%
Substandard accruing	787,399	5.2%	956,318	6.5%	1,136,378	7.4%
Substandard non-accruing	117,518	0.8%	104,329	0.7%	129,579	0.8%
Doubtful	7,971	0.1%	26,678	0.2%	47,754	0.3%
	$15,259,627	100.0%	$14,757,190	100.0%	$15,396,673	100.0%
Our internal risk ratings at June 30, 2022 continued to be influenced by the impact of the COVID-19 pandemic as sustained operating cash flows of some borrowers has yet to fully recover, although that impact continues to decline. Management took what it believed to be a proactive and objective approach to risk rating the commercial loan portfolio at the onset of the pandemic. Levels of criticized and classified loans, particularly in the special mention and substandard accruing categories, increased over the course of 2020 as a direct result of the impact of the COVID-19 pandemic. Throughout 2021 and the six months ended June 30, 2022, levels of criticized and classified loans declined in response to the trajectory of the economic recovery.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	June 30, 2022		March 31, 2022		December 31, 2021
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$2,045	0.4%	$569	0.1%	$760	0.1%
Office	1,660	0.1%	31,180	1.7%	27,001	1.5%
Other	129	0.1%	236	0.3%	4,501	3.7%
	3,834		31,985		32,262
Owner occupied commercial real estate	9,065	0.5%	5,369	0.3%	14,010	0.7%
Commercial and industrial	76,254	1.4%	57,896	1.2%	102,321	2.1%
	$89,153		$95,250		$148,593

Substandard accruing:
CRE
Hotel	$50,169	10.9%	$121,996	24.2%	$200,486	36.7%
Retail	83,539	9.3%	103,378	10.2%	140,081	13.0%
Multi-family	188,032	18.5%	176,034	16.4%	173,536	15.0%
Office	60,675	3.3%	72,245	4.0%	83,121	4.6%
Industrial	983	0.1%	988	0.1%	1,009	0.1%
Other	8,630	5.6%	9,462	6.8%	5,803	2.2%
	392,028		484,103		604,036
Owner occupied commercial real estate	111,082	5.8%	125,866	6.6%	160,159	8.2%
Commercial and industrial	207,272	3.8%	250,016	5.0%	250,644	5.2%
Bridge - franchise finance	53,633	20.4%	69,619	22.7%	80,864	23.6%
Bridge - equipment finance	23,384	7.0%	26,714	7.8%	40,675	11.4%
	$787,399		$956,318		$1,136,378
Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $18 million, substantially all of which were exposures to the energy industry, were internally risk rated substandard at June 30, 2022. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three and six months ended June 30, 2022 and 2021.
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
Bridge had exposure to the energy industry of $265 million at June 30, 2022. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $230 million.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at June 30, 2022:
FICO scores are generally updated at least annually, and were most recently updated in the first quarter of 2022. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At June 30, 2022, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $56 million and $76 million at June 30, 2022 and December 31, 2021, respectively. The amount of these loans 90 days or more past due was $12 million and $17 million at June 30, 2022 and December 31, 2021, respectively.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.

Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs or CARES Act modifications and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding PCD loans for which management has a reasonable basis for an expectation about future cash flows and government insured residential loans, and (iii) OREO and other non-performing assets.
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2022	December 31, 2021
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$18,509	$26,988
Other consumer loans	1	1,565
Total residential and other consumer loans	18,510	28,553
Commercial:
Multi-family	10,586	10,865
Non-owner occupied commercial real estate	17,021	39,251
Construction and land	5,658	5,164
Owner occupied commercial real estate	21,830	20,453
Commercial and industrial	55,983	68,720
Bridge - franchise finance	14,410	32,879
Total commercial loans	125,488	177,332
Total non-accrual loans	143,998	205,885
Loans past due 90 days and still accruing	—	24
Total non-performing loans	143,998	205,909
OREO and other non-performing assets	7,462	2,275
Total non-performing assets	$151,460	$208,184

Non-performing loans to total loans (1)	0.60%	0.87%
Non-performing assets to total assets (1)	0.41%	0.58%
ACL to total loans	0.54%	0.53%
ACL to non-performing loans	90.45%	61.41%
Net charge-offs to average loans (2)	0.23%	0.29%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $43.4 million or 0.18% of total loans and 0.12% of total assets, at June 30, 2022, and $46.1 million or 0.19% of total loans and 0.13% of total assets, at December 31, 2021.
(2)    Annualized for June 30, 2022.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $605 million and $730 million at June 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	June 30, 2022			December 31, 2021
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	2,105	$342,808	$136	449	$79,524	$87
Commercial	28	50,128	2,404	16	29,309	1,377
	2,133	$392,936	$2,540	465	$108,833	$1,464

(1)    Includes 2,082 government insured residential loans modified in TDRs totaling $334.5 million at June 30, 2022, and 435 government insured residential loans modified in TDRs totaling $76.4 million at December 31, 2021.
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
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complied with interagency guidance and the CARES Act under which we provided temporary relief, and in some cases longer term modifications, on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. The CARES Act expired effective January 1, 2022. At June 30, 2022, the amount of loans under CARES Act modification was not material.
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the current emerging level of economic uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods, in either direction. Changes in the ACL may result from changes in current economic conditions, our economic forecast, loan portfolio composition and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At June 30, 2022 and December 31, 2021, we used a single externally provided baseline scenario in calculating the quantitative portion of the ACL. At June 30, 2022, we used a weighted blend of the baseline and a downside scenario to inform the amount of qualitative reserves.
Commercial Real Estate Model
Variables with the most significant impact on the commercial real estate model include unemployment at both national and regional levels, the CRE property forecast by property type and sub-market, 10 year treasury yield, Baa corporate yield and real GDP growth, at the national level. Increases in unemployment and yields within the commercial real estate model generally result in increases in the ACL. Increases in real GDP growth and improvements in the CRE property forecasts reduce the reserve.
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
The length of the reasonable and supportable forecast period is evaluated at each reporting period and adjusted if deemed necessary. Currently, the Company uses a 2-year reasonable and supportable forecast period in estimating the quantitative portion of the ACL. After the reasonable and supportable forecast period, the models effectively revert to long-term mean losses on a straight-line basis over 12 months.
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
The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2020	$18,719	$39,827	$61,507	$3,284	$28,797	$62,197	$304	$36,331	$6,357	$257,323
Provision for (recovery of) credit losses	(6,802)	(25,813)	(25,852)	(2,185)	(3,609)	22,702	(93)	(11,157)	(1,160)	(53,969)
Charge-offs	(14)	(6,470)	(493)	—	(346)	(13,486)	—	(9,585)	—	(30,394)
Recoveries	6	233	84	—	57	2,302	—	—	—	2,682
Balance at June 30, 2021	$11,909	$7,777	$35,246	$1,099	$24,899	$73,715	$211	$15,589	$5,197	$175,642

Balance at December 31, 2021	$9,187	$1,512	$26,268	$1,031	$21,638	$46,312	$170	$16,746	$3,593	$126,457
Provision for (recovery of) credit losses	192	1,319	7,856	709	1,129	18,439	(28)	1,835	(798)	30,653
Charge-offs	(412)	—	(9,180)	(233)	(2,782)	(6,112)	—	(12,931)	—	(31,650)
Recoveries	43	—	1,912	—	324	1,891	—	609	—	4,779
Balance at June 30, 2022	$9,010	$2,831	$26,856	$1,507	$20,309	$60,530	$142	$6,259	$2,795	$130,239

Net Charge-offs to Average Loans (1)
Six Months Ended June 30, 2021	—%	0.84%	0.02%	—%	0.03%	0.38%	—%	3.77%	—%	0.24%
Six Months Ended June 30, 2022	0.01%	—%	0.34%	0.25%	0.26%	0.15%	—%	8.06%	—%	0.23%

(1) Annualized

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	June 30, 2022		March 31, 2022		December 31, 2021
	Total	%(1)	Total	%(1)	Total	%(1)
Residential and other consumer	$9,010	36.7%	$8,957	36.8%	$9,187	35.2%

Multi-family	2,831	4.2%	2,435	4.6%	1,512	4.9%
Non-owner occupied commercial real estate	26,856	17.7%	29,672	18.3%	26,268	18.4%
Construction and land	1,507	0.9%	1,389	0.8%	1,031	0.7%
CRE	31,194		33,496		28,811

Owner occupied commercial real estate	20,309	7.9%	19,777	8.2%	21,638	8.2%
Commercial and industrial	60,530	26.0%	45,989	24.5%	46,312	25.8%
Pinnacle	142	4.1%	140	4.0%	170	3.9%
Bridge - franchise finance	6,259	1.1%	14,434	1.3%	16,746	1.4%
Bridge - equipment finance	2,795	1.4%	2,650	1.5%	3,593	1.5%
Commercial	90,035		82,990		88,459
	$130,239	100.0%	$125,443	100.0%	$126,457	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	June 30, 2022	March 31, 2022	December 31, 2021
Residential and other consumer	0.10%	0.10%	0.11%
Commercial:
Commercial real estate	0.57%	0.61%	0.51%
Commercial and industrial	0.99%	0.86%	0.84%
Pinnacle	0.01%	0.01%	0.02%
Bridge - franchise finance	2.38%	4.71%	4.90%
Bridge - equipment finance	0.84%	0.78%	1.00%
Total commercial	0.79%	0.79%	0.76%
	0.54%	0.54%	0.53%

Significant offsetting factors contributing to the change in the ACL during the three months ended June 30, 2022 are depicted in the chart below (in millions):
Changes in the ACL during the three months ended June 30, 2022
Overall, the ACL as a percentage of loans remained consistent at 0.54% at June 30, 2022 compared to March 31, 2022. Increases related to changes in specific reserves, loan growth and qualitative overlays were offset by net charge-offs.
The ACL for the CRE portfolio sub-segment, including multi-family, non-owner occupied CRE and construction and land, decreased by $2.3 million during the three months ended June 30, 2022, from 0.61% to 0.57% of loans. The decrease in the ACL for CRE was driven mainly by risk rating upgrades, partially offset by an increase in qualitative loss factors related to economic uncertainty.
The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $15.1 million during the three months ended June 30, 2022, from 0.86% to 0.99% of loans. Significant factors contributing to the increase were increases in qualitative loss factors related to economic uncertainty, loan growth and increases in specific reserves, offset by net charge-offs..
The ACL for the BFG franchise finance portfolio segment decreased by $8.2 million during the three months ended June 30, 2022, from 4.71% to 2.38% of loans. This decrease is primarily attributed to net charge-offs during the period.
The estimate of the ACL at June 30, 2022 was informed by economic scenarios published in June 2022, developments emerging after the scenarios were published, economic information provided by additional sources, information about borrower financial condition and collateral values and other relevant information. The economic forecast used in modeling the quantitative ACL as of June 30, 2022 was a third-party provided baseline forecast. Some of the assumptions and data points informing the reasonable and supportable economic forecast used in estimating the quantitative ACL at June 30, 2022 included:
•Labor market assumptions, which reflected national unemployment at 3.4% and 3.3% for the third and fourth quarters of 2022, respectively and 3.5% by the end of 2023;
•Annualized growth in GDP at 3.6% and 2.7% for the third and fourth quarters of 2022, respectively, and an average of 2.6% for 2023;

•VIX declining from a recent average high of 26 to 20 by the third quarter and then stabilizing around 18 through the forecast horizon; and
•S&P 500 bottoming out in the first quarter of 2023 at 4,229 from an average 4,279 in the second quarter of 2022, before rising back to 4,274 by end of 2023.
Some of the variables and assumptions from the downside scenario informing the qualitative reserves included:
•The economy falling into a mild recession with a peak-to-trough decline in GDP of 1% through the first quarter of 2023;
•The weakening in the economy causing the unemployment rate to rise starting in the third quarter of 2022 and reaching a peak of 6.5% in the third quarter of 2023;
•House prices declining by 7% through the second quarter of 2023 before recouping some ground in the second half of 2023;
•VIX remaining elevated and above 25 through end of the year, declining to 21 in the first quarter of 2023, and then stabilizing at 18 through the forecast horizon; and
•S&P 500 declining more sharply and reaching 3,432 in the first quarter of 2023 and staying below 4,000 through the forecast horizon.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$9,419,025	—%	$8,163,879	—%	$9,234,469	—%	$7,829,422	—%
Interest bearing	2,576,257	0.27%	3,069.945	0.34%	2,825,830	0.22%	3,006,760	0.36%
Savings and money market	13,052,566	0.47%	13,541,237	0.33%	13,225,986	0.35%	13,169,195	0.36%
Time	2,812,988	0.51%	3,380,582	0.41%	3,064,887	0.42%	3,853,057	0.57%
	$27,860,836	0.30%	$28,155,643	0.25%	$28,351,172	0.23%	$27,858,434	0.29%
The estimated amount of uninsured deposits at June 30, 2022 and December 31, 2021 was $20.0 billion and $20.2 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $345 million and $603 million at June 30, 2022 and December 31, 2021, respectively. The following table shows scheduled maturities of uninsured time deposits as of June 30, 2022 (in thousands):

Three months or less	$78,330
Over three through six months	126,788
Over six through twelve months	161,652
Over twelve months	16,687
$383,457

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of June 30, 2022 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2022 - One month or less	$2,820,000	1.30%
2022 - Over one month	1,185,000	1.72%
Total contractual balance outstanding	$4,005,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of June 30, 2022 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2022	$85,000	2.91%
2023	255,000	2.35%
2024	485,000	2.36%
2025	425,000	2.28%
2026	130,000	1.93%
Thereafter	25,000	2.50%
	$1,405,000	2.33%
See Note 6 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(2,998)	(3,400)
	397,002	396,600
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(5,144)	(5,400)
	294,856	294,600
Total notes	691,858	691,200
Finance leases	29,308	30,216
Notes and other borrowings	$721,166	$721,416
Liquidity and Capital Resources
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. FRB discount window borrowings provide an additional source of contingent liquidity. For the six months ended June 30, 2022 and 2021 net cash provided by operating activities was $1.1 billion and $578 million, respectively.
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
The ALM policy establishes limits or operating thresholds and guidelines for a number of measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. The primary measures used to dimension liquidity risk are the ratio of available liquidity to volatile liabilities and a liquidity stress test coverage ratio. Other measures employed to monitor and manage liquidity include but are not limited to a 30-day total liquidity ratio, a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity, the ratio of FHLB advances to total assets and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. At June 30, 2022, BankUnited was in compliance with the limits prescribed by the ALM policy.
The ALM policy stipulates that BankUnited’s liquidity is within policy limits if the available liquidity/volatile liabilities ratio and liquidity stress test ratios exceed 100%. At June 30, 2022, BankUnited’s available liquidity/volatile liabilities ratio was 242% and the liquidity stress test ratio was 189%. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2022 and December 31, 2021, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2022 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,758,926	7.52%	N/A (1)	N/A (1)	$1,468,231	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,758,926	11.31%	$1,584,961	6.50%	$1,097,281	4.50%	$1,706,881	7.00%
Tier 1 risk-based capital	$2,758,926	11.31%	$1,950,721	8.00%	$1,463,041	6.00%	$2,072,642	8.50%
Total risk-based capital	$3,171,004	13.00%	$2,438,402	10.00%	$1,950,721	8.00%	$2,560,322	10.50%
BankUnited:
Tier 1 leverage	$3,233,082	8.83%	$1,831,272	5.00%	$1,465,017	4.00%	N/A	N/A
CET1 risk-based capital	$3,233,082	13.33%	$1,576,641	6.50%	$1,091,521	4.50%	$1,697,921	7.00%
Tier 1 risk-based capital	$3,233,082	13.33%	$1,940,481	8.00%	$1,455,361	6.00%	$2,061,761	8.50%
Total risk-based capital	$3,345,160	13.79%	$2,425,601	10.00%	$1,940,481	8.00%	$2,546,881	10.50%

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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario in parallel rate shock scenarios of plus 100, 200, 300 and 400 basis points at June 30, 2022 and December 31, 2021, as well as a minus 100 basis points scenario at June 30, 2022. At June 30, 2022, the most likely rate scenario incorporated a bear flattening yield curve and floored all indices at 0%. We did not apply a falling rate scenario at December 31, 2021 due to the low prevailing interest rate environment at that time.

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at June 30, 2022 - increase (decrease)
In year 1	(3.0)%	3.0%	5.1%	7.6%	10.9%
In year 2	(7.1)%	5.5%	9.8%	14.0%	21.0%
Model Results at December 31, 2021 - increase
In year 1	N/A	2.5%	3.9%	4.3%	4.2%
In year 2	N/A	6.6%	11.5%	15.8%	20.4%
Management also simulates changes in EVE in various interest rate environments. The following table illustrates the modeled change in EVE in the indicated scenarios at June 30, 2022 and December 31, 2021:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at June 30, 2022 - increase (decrease):	0.6%	(2.0)%	(5.0)%	(7.4)%	(9.7)%
Model Results at December 31, 2021 - increase (decrease):	N/A	0.4%	(1.0)%	(3.2)%	(5.0)%

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
Derivative Financial Instruments
Interest rate derivatives designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate liabilities and to changes in the fair value of fixed rate financial instruments, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At June 30, 2022, outstanding interest rate swaps and caps designated as cash flow hedges had an aggregate notional amount of $2.0 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $100 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.5 billion at June 30, 2022. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
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
The following table presents information about the Company's exposure to instruments that reference LIBOR as of June 30, 2022 (in thousands):

	Maturing
	Prior to June 30, 2023	After June 30, 2023	Total
Investment securities	$—	$3,893,711	$3,893,711
Loans	902,085	5,463,402	6,365,487
Interest rate derivative contracts (1)	348,353	3,589,524	3,937,877
	$1,250,438	$12,946,637	$14,197,075

(1)Represents notional amount.
Impact of the COVID-19 Pandemic
A detailed discussion of the effects the COVID-19 pandemic had during 2021 on our Company appears in the "Impact of the COVID-19 Pandemic and Our Response" section in the MD&A of the Company's 2021 Annual Report on Form 10-K.
2021 and the first half of 2022 were characterized broadly by economic recovery as the U.S. economy emerged from the COVID-19 pandemic. The actual and expected impact of the pandemic on our financial condition and results of operations continues to decline, although we monitor emerging developments. Levels of criticized and classified assets remain elevated at June 30, 2022, when compared to pre-pandemic levels although they continue to trend downward. The composition of the balance sheet at June 30, 2022 and corresponding levels of net interest income reflect the opportunity cost of the decline in commercial loans and the increase in residential loans and securities that occurred over the course of the pandemic. Historically, commercial loans have generally tended to be higher yielding assets than residential loans and securities. During the first quarter of 2022, we welcomed our employees back to the office, adopting a hybrid work model for most non-branch employees. This model will likely continue to evolve over the near to medium term.

Non-GAAP Financial Measures
PPNR is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses and the ability of the Company to generate earnings sufficient to cover estimated credit losses, particularly in view of the volatility of the provision for credit losses. This measure also provides a meaningful basis for comparison to other financial institutions since it is commonly employed and is a measure frequently cited by investors and analysts. The following table reconciles the non-GAAP financial measurement of PPNR to the comparable GAAP financial measurement of income before income taxes for the periods indicated (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	Three Months Ended June 30, 2021
Income before income taxes (GAAP)	$87,468	$88,789	$140,150
Plus: Provision for (recovery of) credit losses	23,996	7,830	(27,534)
PPNR (non-GAAP)	$111,464	$96,619	$112,616
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

	June 30, 2022	December 31, 2021
Total stockholders’ equity	$2,506,017	$3,037,761
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,428,380	$2,960,124

Common shares issued and outstanding	77,944,216	85,647,986

Book value per common share	$32.15	$35.47

Tangible book value per common share	$31.16	$34.56
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
During the quarter ended June 30, 2022, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)(3)
April 1 - April 30, 2022	2,256,654	$41.68	2,256,654	$346,371
May 1 - May 31, 2022	3,256,080	$39.13	3,256,080	$22,943,321
June 1 - June 30, 2022	586,854	$37.80	586,854	$758,337
Total	6,099,588	$39.94	6,099,588

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of August 2022.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer