Form 10-Q
period 2022-09-30
BankUnited, Inc.
filed 2022-11-01
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of October 31, 2022 was 77,270,109.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2022

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks:
Non-interest bearing	$18,380	$19,143
Interest bearing	707,758	295,714
Cash and cash equivalents	726,138	314,857
Investment securities (including securities recorded at fair value of $9,787,427 and $10,054,198)	9,797,427	10,064,198
Non-marketable equity securities	261,784	135,859
Loans	24,266,732	23,765,053
Allowance for credit losses	(130,671)	(126,457)
Loans, net	24,136,061	23,638,596
Bank owned life insurance	308,176	309,477
Operating lease equipment, net	579,693	640,726
Goodwill	77,637	77,637
Other assets	707,978	634,046
Total assets	$36,594,894	$35,815,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,794,109	$8,975,621
Interest bearing	2,341,342	3,709,493
Savings and money market	12,513,398	13,368,745
Time	3,700,226	3,384,243
Total deposits	27,349,075	29,438,102
Federal funds purchased	—	199,000
FHLB advances	5,295,000	1,905,000
Notes and other borrowings	721,045	721,416
Other liabilities	748,789	514,117
Total liabilities	34,113,909	32,777,635

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 77,599,408 and 85,647,986 shares issued and outstanding	776	856
Paid-in capital	381,411	707,503
Retained earnings	2,506,539	2,345,342
Accumulated other comprehensive loss	(407,741)	(15,940)
Total stockholders' equity	2,480,985	3,037,761
Total liabilities and stockholders' equity	$36,594,894	$35,815,396

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans	$244,884	$194,689	$645,669	$602,544
Investment securities	77,109	38,243	174,928	114,418
Other	4,031	1,413	8,364	4,613
Total interest income	326,024	234,345	828,961	721,575
Interest expense:
Deposits	53,206	14,273	85,569	53,965
Borrowings	36,982	24,950	73,498	77,937
Total interest expense	90,188	39,223	159,067	131,902
Net interest income before provision for credit losses	235,836	195,122	669,894	589,673
Provision for (recovery of) credit losses	3,720	(11,842)	35,546	(67,365)
Net interest income after provision for credit losses	232,116	206,964	634,348	657,038
Non-interest income:
Deposit service charges and fees	6,064	5,553	17,920	15,870
Gain (loss) on investment securities, net	135	(664)	(16,125)	5,856
Lease financing	13,180	13,212	39,958	39,222
Other non-interest income	3,693	7,377	9,070	27,583
Total non-interest income	23,072	25,478	50,823	88,531
Non-interest expense:
Employee compensation and benefits	66,097	57,224	195,646	172,971
Occupancy and equipment	11,719	11,760	34,630	35,127
Deposit insurance expense	4,398	3,552	11,794	15,224
Professional fees	3,184	2,312	8,702	6,363
Technology	19,813	16,687	54,715	49,279
Depreciation of operating lease equipment	12,646	12,944	37,841	37,995
Other non-interest expense	20,248	13,563	48,503	42,756
Total non-interest expense	138,105	118,042	391,831	359,715
Income before income taxes	117,083	114,400	293,340	385,854
Provision for income taxes	29,233	27,459	72,576	96,125
Net income	$87,850	$86,941	$220,764	$289,729
Earnings per common share, basic	$1.13	$0.94	$2.73	$3.12
Earnings per common share, diluted	$1.12	$0.94	$2.71	$3.12

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$87,850	$86,941	$220,764	$289,729
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(117,300)	(16,205)	(470,249)	(24,764)
Reclassification adjustment for net securities gains realized in income	(258)	(606)	(2,906)	(5,679)
Net change in unrealized gains (losses) on securities available for sale	(117,558)	(16,811)	(473,155)	(30,443)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gain (loss) arising during the period	30,495	1,263	74,540	16,930
Reclassification adjustment for net (gains) losses realized in income	(283)	10,359	6,814	32,603
Net change in unrealized gains (losses) on derivative instruments	30,212	11,622	81,354	49,533
Other comprehensive income (loss)	(87,346)	(5,189)	(391,801)	19,090
Comprehensive income (loss)	$504	$81,752	$(171,037)	$308,819

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$220,764	$289,729
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(5,444)	(16,294)
Provision for (recovery of) credit losses	35,546	(67,365)
(Gain) loss on investment securities, net	16,125	(5,856)
Equity based compensation	18,178	17,510
Depreciation and amortization	57,737	56,122
Deferred income taxes	13,647	7,835
Proceeds from sale of loans held for sale	589,681	651,840
(Increase) decrease in other assets	259,044	(128,937)
Increase in other liabilities	111,863	148,437
Net cash provided by operating activities	1,317,141	953,021

Cash flows from investing activities:
Purchases of investment securities	(2,713,761)	(4,378,200)
Proceeds from repayments and calls of investment securities	1,514,500	1,980,551
Proceeds from sale of investment securities	798,205	1,348,346
Purchases of non-marketable equity securities	(336,375)	(16,199)
Proceeds from redemption of non-marketable equity securities	210,450	56,480
Purchases of loans	(2,000,568)	(3,681,706)
Loan originations and repayments, net	872,339	3,907,957
Proceeds from sale of loans, net	21,327	210,525
(Acquisition) disposition of operating lease equipment, net	23,256	(44,179)
Other investing activities	(34,639)	(13,270)
Net cash used in investing activities	(1,645,266)	(629,695)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Net increase (decrease) in deposits	(2,089,027)	620,457
Net increase (decrease) in federal funds purchased	(199,000)	19,000
Additions to FHLB borrowings	4,075,000	1,231,001
Repayments of FHLB borrowings	(685,000)	(1,921,000)
Dividends paid	(60,082)	(65,114)
Repurchase of common stock	(336,533)	(136,686)
Other financing activities	34,048	38,322
Net cash provided by (used in) financing activities	739,406	(214,020)
Net increase in cash and cash equivalents	411,281	109,306
Cash and cash equivalents, beginning of period	314,857	397,716
Cash and cash equivalents, end of period	$726,138	$507,022

Supplemental disclosure of cash flow information:
Interest paid	$138,143	$125,834
Income taxes (refunded) paid, net	$(117,145)	$247,798

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$613,243	$832,903
Dividends declared, not paid	$19,361	$20,676
Unsettled securities trades, net	$—	$154,285
Obligations incurred in acquisition of affordable housing limited partnerships	$65,000	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	77,944,216	$779	$387,583	$2,438,050	$(320,395)	$2,506,017
Comprehensive income	—	—	—	87,850	(87,346)	504
Dividends ($0.25 per common share)	—	—	—	(19,361)	—	(19,361)
Equity based compensation	4,300	—	4,647	—	—	4,647
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(34,999)	—	(30)	—	—	(30)
Repurchase of common stock	(314,109)	(3)	(10,789)	—	—	(10,792)
Balance at September 30, 2022	77,599,408	$776	$381,411	$2,506,539	$(407,741)	$2,480,985

Balance at June 30, 2021	93,238,553	$932	$1,011,786	$2,173,698	$(24,873)	$3,161,543
Comprehensive income	—	—	—	86,941	(5,189)	81,752
Dividends ($0.23 per common share)	—	—	—	(20,676)	—	(20,676)
Equity based compensation	9,756	1	3,554	—	—	3,555
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(13,007)	(1)	(76)	—	—	(77)
Repurchase of common stock	(3,185,976)	(32)	(129,391)	—	—	(129,423)
Balance at September 30, 2021	90,049,326	$900	$885,873	$2,239,963	$(30,062)	$3,096,674

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761
Comprehensive loss	—	—	—	220,764	(391,801)	(171,037)
Dividends ($0.75 per common share)	—	—	—	(59,567)	—	(59,567)
Equity based compensation	496,361	5	15,592	—	—	15,597
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(199,339)	(2)	(5,234)	—	—	(5,236)
Repurchase of common stock	(8,345,600)	(83)	(336,450)	—	—	(336,533)
Balance at September 30, 2022	77,599,408	$776	$381,411	$2,506,539	$(407,741)	$2,480,985

Balance at December 31, 2020	93,067,500	$931	$1,017,518	$2,013,715	$(49,152)	$2,983,012
Comprehensive income	—	—	—	289,729	19,090	308,819
Dividends ($0.69 per common share)	—	—	—	(63,481)	—	(63,481)
Equity based compensation	568,936	6	10,772	—	—	10,778
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(197,639)	(3)	(5,790)	—	—	(5,793)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(3,391,040)	(34)	(136,652)	—	—	(136,686)
Balance at September 30, 2021	90,049,326	$900	$885,873	$2,239,963	$(30,062)	$3,096,674

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 58 banking centers located in 12 Florida counties, 4 banking centers located in the New York metropolitan area, and 1 banking center located in Dallas, Texas at September 30, 2022. The Bank also offers certain commercial lending and deposit products through national platforms and regional wholesale banking offices.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2022
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
September 30, 2022

Accounting Pronouncements Not Yet Adopted
ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326). This ASU eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The ASU enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, updates certain requirements related to accounting for credit losses under ASC 326 and requires disclosure of current-period gross write offs of financing receivables by year of origination. The ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company is currently completing its evaluation of the impact of adoption of this ASU, however, the impact of adoption on the Company's consolidated financial position, results of operations, and cash flows is not expected to be material. Adoption will lead to additional and revised disclosures in the Company's financial statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2022	2021	2022	2021
Basic earnings per common share:
Numerator:
Net income	$87,850	$86,941	$220,764	$289,729
Distributed and undistributed earnings allocated to participating securities	(1,343)	(1,112)	(3,258)	(3,701)
Income allocated to common stockholders for basic earnings per common share	$86,507	$85,829	$217,506	$286,028
Denominator:
Weighted average common shares outstanding	77,912,320	92,053,714	81,039,561	92,787,824
Less average unvested stock awards	(1,221,971)	(1,208,304)	(1,230,396)	(1,218,416)
Weighted average shares for basic earnings per common share	76,690,349	90,845,410	79,809,165	91,569,408
Basic earnings per common share	$1.13	$0.94	$2.73	$3.12
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$86,507	$85,829	$217,506	$286,028
Adjustment for earnings reallocated from participating securities	6	2	9	5
Income used in calculating diluted earnings per common share	$86,513	$85,831	$217,515	$286,033
Denominator:
Weighted average shares for basic earnings per common share	76,690,349	90,845,410	79,809,165	91,569,408
Dilutive effect of certain share-based awards	433,472	182,448	308,608	152,675
Weighted average shares for diluted earnings per common share	77,123,821	91,027,858	80,117,773	91,722,083
Diluted earnings per common share	$1.12	$0.94	$2.71	$3.12
Potentially dilutive unvested shares totaling 1,213,029 and 1,205,136 were outstanding at September 30, 2022 and 2021, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$109,441	$—	$(13,509)	$95,932
U.S. Government agency and sponsored enterprise residential MBS	2,049,680	432	(48,813)	2,001,299
U.S. Government agency and sponsored enterprise commercial MBS	612,022	57	(76,813)	535,266
Private label residential MBS and CMOs	2,893,779	562	(306,755)	2,587,586
Private label commercial MBS	2,693,231	124	(109,467)	2,583,888
Single family real estate-backed securities	505,288	14	(27,247)	478,055
Collateralized loan obligations	1,094,064	208	(34,749)	1,059,523
Non-mortgage asset-backed securities	106,672	1	(6,550)	100,123
State and municipal obligations	122,966	1	(9,443)	113,524
SBA securities	145,216	545	(4,135)	141,626
	10,332,359	$1,944	$(637,481)	9,696,822
Investment securities held to maturity	10,000			10,000
	$10,342,359			9,706,822
Marketable equity securities				90,605
				$9,797,427

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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
Investment securities held to maturity at September 30, 2022 and December 31, 2021 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $26 million and $16 million at September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At September 30, 2022, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,500,564	$1,423,985
Due after one year through five years	6,082,491	5,801,161
Due after five years through ten years	1,911,964	1,725,139
Due after ten years	837,340	746,537
	$10,332,359	$9,696,822
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $3.9 billion and $4.0 billion at September 30, 2022 and December 31, 2021, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sale of investment securities AFS	$87,436	$548,290	$798,205	$1,348,346

Gross realized gains on investment securities AFS	$352	$821	$4,058	$7,683
Gross realized losses on investment securities AFS	(3)	(6)	(131)	(60)
Net realized gain	349	815	3,927	7,623

Net unrealized losses on marketable equity securities recognized in earnings	(214)	(1,479)	(20,052)	(1,767)

Gain (loss) on investment securities, net	$135	$(664)	$(16,125)	$5,856
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,559	$(480)	$86,373	$(13,029)	$95,932	$(13,509)
U.S. Government agency and sponsored enterprise residential MBS	1,351,890	(23,657)	515,107	(25,156)	1,866,997	(48,813)
U.S. Government agency and sponsored enterprise commercial MBS	321,279	(19,599)	193,727	(57,214)	515,006	(76,813)
Private label residential MBS and CMOs	1,530,765	(134,382)	1,004,759	(172,373)	2,535,524	(306,755)
Private label commercial MBS	1,831,435	(61,419)	657,575	(48,048)	2,489,010	(109,467)
Single family real estate-backed securities	339,472	(18,424)	80,875	(8,823)	420,347	(27,247)
Collateralized loan obligations	706,698	(26,217)	314,073	(8,532)	1,020,771	(34,749)
Non-mortgage asset-backed securities	99,227	(6,550)	—	—	99,227	(6,550)
State and municipal obligations	87,329	(9,443)	—	—	87,329	(9,443)
SBA securities	37,304	(328)	78,622	(3,807)	115,926	(4,135)
	$6,314,958	$(300,499)	$2,931,111	$(336,982)	$9,246,069	$(637,481)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022, the Company did not have an intent to sell securities that were in unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At September 30, 2022, 579 securities available for sale were in unrealized loss positions. The amount of impairment related to 96 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.9 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at September 30, 2022 is further discussed below.
Unrealized losses were generally attributable to rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy and geopolitical events have also led to market uncertainty, producing some yield curve dislocations.
U.S. Government Agency and Government Sponsored Enterprise Securities
At September 30, 2022, five U.S. treasury, 149 U.S. Government agency and sponsored enterprise residential MBS, 27 U.S. Government agency and sponsored enterprise commercial MBS, and 15 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2022. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at September 30, 2022, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

Private label residential MBS and CMOs
At September 30, 2022, 115 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our September 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 3% compared to weighted average credit support of 18%. As of September 30, 2022, 94% of impaired securities in this category, based on carrying value, were externally rated AAA, 1% were rated AA and 5% were rated A.
Private label commercial MBS
At September 30, 2022, 109 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. Our September 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 43%. As of September 30, 2022, 84% of impaired securities in this category, based on carrying value, were externally rated AAA, 12% were rated AA and 4% were rated A.
Single family real estate-backed securities
At September 30, 2022, 16 single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our September 30, 2022 analysis projected weighted average collateral losses for this category of 8% compared to weighted average credit support of 50%. As of September 30, 2022, 63% of impaired securities in this category, based on carrying value, were externally rated AAA, 14% were rated AA and one security was not externally rated.
Collateralized loan obligations
At September 30, 2022, 26 collateralized loan obligations were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our September 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 9% compared to weighted average credit support of 42%. As of September 30, 2022, 77% of the impaired securities in this category, based on carrying value, were externally rated AAA, 19% were rated AA and 4% were rated A.
Non-mortgage asset-backed securities
At September 30, 2022, seven non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our September 30, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 23%. As of September 30, 2022, 51% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 49% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

State and Municipal Obligations
At September 30, 2022, 14 state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of September 30, 2022, 61% of the impaired securities in this category, based on carrying value, were externally rated AAA, 16% were rated AA, and 23% were rated A.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$6,999,868	28.8%	$6,338,225	26.7%
Government insured residential	1,849,343	7.6%	2,023,221	8.5%
Other consumer loans	4,673	—%	6,934	—%
	8,853,884	36.4%	8,368,380	35.2%
Commercial:
Multi-family	962,546	4.0%	1,154,738	4.9%
Non-owner occupied commercial real estate	4,368,686	18.1%	4,381,610	18.4%
Construction and land	246,202	1.0%	165,390	0.7%
Owner occupied commercial real estate	1,919,074	7.9%	1,944,658	8.2%
Commercial and industrial	5,786,907	23.9%	4,790,275	20.2%
PPP	10,191	—%	248,505	1.0%
Pinnacle	932,187	3.8%	919,641	3.9%
Bridge - franchise finance	254,137	1.0%	342,124	1.4%
Bridge - equipment finance	310,035	1.3%	357,599	1.5%
Mortgage warehouse lending	622,883	2.6%	1,092,133	4.6%
	15,412,848	63.6%	15,396,673	64.8%
Total loans	24,266,732	100.0%	23,765,053	100.0%
Allowance for credit losses	(130,671)		(126,457)
Loans, net	$24,136,061		$23,638,596
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $65 million and $67 million at September 30, 2022 and December 31, 2021, respectively.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
UPB	$101,396	$124,963
Non-credit discount	(47,122)	(59,759)
Total amortized cost of PCD loans	54,274	65,204
ACL related to PCD loans	(441)	(476)
PCD loans, net	$53,833	$64,728

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

Included in loans, net are direct or sales type finance leases totaling $663 million and $652 million at September 30, 2022 and December 31, 2021, respectively. The amount of income recognized from direct or sales type finance leases for the three and nine months ended September 30, 2022 and 2021 totaled $4.6 million, $13.6 million, $4.4 million and $14.2 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and nine months ended September 30, 2022 and 2021, the Company purchased residential loans totaling $425 million, $2.0 billion, $1.4 billion and $3.7 billion, respectively.
At September 30, 2022 and December 31, 2021, the Company had pledged loans with a carrying value of approximately $11.1 billion and $10.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At September 30, 2022 and December 31, 2021, accrued interest receivable on loans totaled $115 million and $98 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and nine months ended September 30, 2022 and 2021.
Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using a single third-party provided economic scenario. The qualitative component was informed by alternate scenarios. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022			2021
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$9,010	$121,229	$130,239	$11,909	$163,733	$175,642
Provision (recovery)	2,384	369	2,753	(2,127)	(9,427)	(11,554)
Charge-offs	—	(4,280)	(4,280)	(290)	(4,528)	(4,818)
Recoveries	1	1,958	1,959	4	341	345
Ending balance	$11,395	$119,276	$130,671	$9,496	$150,119	$159,615

	Nine Months Ended September 30,
	2022			2021
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$9,187	$117,270	$126,457	$18,719	$238,604	$257,323
Provision (recovery)	2,576	30,830	33,406	(8,929)	(56,594)	(65,523)
Charge-offs	(412)	(35,518)	(35,930)	(304)	(34,908)	(35,212)
Recoveries	44	6,694	6,738	10	3,017	3,027
Ending balance	$11,395	$119,276	$130,671	$9,496	$150,119	$159,615
The ACL increased by $4.2 million at September 30, 2022 compared to December 31, 2021, remaining largely consistent as a percentage of total loans. The provision for credit losses for the nine months ended September 30, 2022 was largely offset by net charge-offs. The more significant factors impacting the provision for credit losses for the nine months ended September 30, 2022, included increases in specific reserves and qualitative loss factors, loan growth, the decline in criticized and classified assets, and changes in certain assumptions including prepayment speeds.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amount related to funded portion of loans	$2,753	$(11,554)	$33,406	$(65,523)
Amount related to off-balance sheet credit exposures	967	280	2,267	(640)
Amount related to accrued interest receivable	—	(568)	(127)	(838)
Amount related to AFS debt securities	—	—	—	(364)
Total provision for (recovery of) credit losses	$3,720	$(11,842)	$35,546	$(67,365)
Credit quality information
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential and other consumer loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2022. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment and wages, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	September 30, 2022
	Amortized Cost By Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current	$940,289	$3,195,017	$932,886	$327,797	$182,832	$1,365,697	$6,944,518
30 - 59 Days Past Due	12,277	15,401	3,502	785	201	3,805	35,971
60 - 89 Days Past Due	2,546	2,280	144	256	165	—	5,391
90 Days or More Past Due	—	—	2,194	2,688	2,673	6,433	13,988
	$955,112	$3,212,698	$938,726	$331,526	$185,871	$1,375,935	$6,999,868

	December 31, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$2,884,761	$1,062,348	$395,453	$224,175	$342,414	$1,352,844	$6,261,995
30 - 59 Days Past Due	32,307	2,705	5,482	1,942	5,831	4,825	53,092
60 - 89 Days Past Due	605	—	1,750	1,988	—	1,307	5,650
90 Days or More Past Due	1,407	—	609	5,100	1,064	9,308	17,488
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	September 30, 2022
	Amortized Cost By Origination Year
LTV	2022	2021	2020	2019	2018	Prior	Total
Less than 61%	$240,569	$1,318,562	$361,529	$78,834	$43,294	$478,325	$2,521,113
61% - 70%	241,581	868,908	234,386	81,008	49,465	327,164	1,802,512
71% - 80%	470,272	989,789	342,737	166,165	88,649	526,731	2,584,343
More than 80%	2,690	35,439	74	5,519	4,463	43,715	91,900
	$955,112	$3,212,698	$938,726	$331,526	$185,871	$1,375,935	$6,999,868

	December 31, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$1,222,510	$399,512	$89,078	$54,301	$111,540	$476,170	$2,353,111
61% - 70%	791,935	269,739	92,282	59,425	66,641	343,654	1,623,676
71% - 80%	899,400	395,726	212,649	111,276	145,413	518,817	2,283,281
More than 80%	5,235	76	9,285	8,203	25,715	29,643	78,157
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	September 30, 2022
	Amortized Cost By Origination Year
FICO	2022	2021	2020	2019	2018	Prior	Total
760 or greater	$640,164	$2,546,333	$733,174	$216,297	$98,803	$981,367	$5,216,138
720 - 759	225,564	492,806	137,272	64,058	46,719	224,357	1,190,776
719 or less	89,384	173,559	68,280	51,171	40,349	170,211	592,954
	$955,112	$3,212,698	$938,726	$331,526	$185,871	$1,375,935	$6,999,868

	December 31, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$2,230,259	$803,026	$245,942	$125,713	$254,750	$937,285	$4,596,975
720 - 759	562,763	194,068	91,276	53,576	54,080	219,561	1,175,324
719 or less	126,058	67,959	66,076	53,916	40,479	211,438	565,926
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

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
September 30, 2022

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
Commercial credit exposure based on internal risk rating:

	September 30, 2022
	Amortized Cost By Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
CRE
Pass	$948,372	$849,293	$548,136	$1,171,466	$519,138	$1,026,487	$105,404	$5,168,296
Special mention	—	—	—	1,775	—	1,089	—	2,864
Substandard	12,435	17,660	25,249	125,454	57,301	168,175	—	406,274
Total CRE	$960,807	$866,953	$573,385	$1,298,695	$576,439	$1,195,751	$105,404	$5,577,434
C&I (1)
Pass	$1,438,322	$845,448	$490,571	$724,835	$428,081	$906,089	$2,527,448	$7,360,794
Special mention	47	2,349	212	3,968	414	1,699	15,386	24,075
Substandard	1,248	13,212	27,708	109,133	24,240	111,475	18,809	305,825
Doubtful	—	21,958	—	—	—	—	3,520	25,478
Total C&I	$1,439,617	$882,967	$518,491	$837,936	$452,735	$1,019,263	$2,565,163	$7,716,172
Pinnacle
Pass	$166,488	$116,573	$71,996	$68,115	$30,613	$478,402	$—	$932,187
Total Pinnacle	$166,488	$116,573	$71,996	$68,115	$30,613	$478,402	$—	$932,187
Bridge - Equipment Finance
Pass	$24,384	$62,829	$17,029	$96,994	$37,263	$69,981	$—	$308,480
Substandard	—	—	—	1,555	—	—	—	1,555
Total Bridge - Equipment Finance	$24,384	$62,829	$17,029	$98,549	$37,263	$69,981	$—	$310,035
Bridge - Franchise Finance
Pass	$40,586	$33,743	$39,793	$60,311	$11,320	$7,713	$—	$193,466
Substandard	—	1,771	2,561	22,564	17,714	9,446	—	54,056
Doubtful	—	—	—	2,557	4,058	—	—	6,615
Total Bridge - Franchise Finance	$40,586	$35,514	$42,354	$85,432	$33,092	$17,159	$—	$254,137
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$622,883	$622,883
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$622,883	$622,883

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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

(1)Includes PPP loans
At September 30, 2022 and December 31, 2021, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	September 30, 2022
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$807,537	$4,131,403	$229,356	$1,791,869	$5,558,734	$10,191	$932,187	$193,466	$308,480	$622,883	$14,586,106
Special mention	—	1,089	1,775	7,379	16,696	—	—	—	—	—	26,939
Substandard - accruing	152,871	219,370	9,544	99,635	133,641	—	—	46,100	1,555	—	662,716
Substandard non-accruing	2,138	16,824	5,527	20,191	52,358	—	—	7,956	—	—	104,994
Doubtful	—	—	—	—	25,478	—	—	6,615	—	—	32,093
	$962,546	$4,368,686	$246,202	$1,919,074	$5,786,907	$10,191	$932,187	$254,137	$310,035	$622,883	$15,412,848

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	September 30, 2022					December 31, 2021
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$6,944,518	$35,971	$5,391	$13,988	$6,999,868	$6,261,995	$53,092	$5,650	$17,488	$6,338,225
Government insured residential	1,019,859	157,285	93,548	578,651	1,849,343	1,034,686	143,672	115,028	729,835	2,023,221
Other consumer loans	4,644	29	—	—	4,673	6,919	15	—	—	6,934
Multi-family	960,408	—	—	2,138	962,546	1,135,363	6,017	11,220	2,138	1,154,738
Non-owner occupied commercial real estate	4,350,062	7,640	2,222	8,762	4,368,686	4,359,671	2,727	29	19,183	4,381,610
Construction and land	232,322	—	12,868	1,012	246,202	160,183	492	4,369	346	165,390
Owner occupied commercial real estate	1,904,731	—	120	14,223	1,919,074	1,930,932	—	1,402	12,324	1,944,658
Commercial and industrial	5,744,035	22,520	649	19,703	5,786,907	4,763,976	2,114	11,016	13,169	4,790,275
PPP	8,628	—	970	593	10,191	247,740	765	—	—	248,505
Pinnacle	932,187	—	—	—	932,187	919,641	—	—	—	919,641
Bridge - franchise finance	243,280	1,031	—	9,826	254,137	331,397	—	6,735	3,992	342,124
Bridge - equipment finance	310,035	—	—	—	310,035	357,599	—	—	—	357,599
Mortgage warehouse lending	622,883	—	—	—	622,883	1,092,133	—	—	—	1,092,133
	$23,277,592	$224,476	$115,768	$648,896	$24,266,732	$22,602,235	$208,894	$155,449	$798,475	$23,765,053
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $32.2 million and $31.3 million at September 30, 2022 and December 31, 2021, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $580 million and $730 million at September 30, 2022 and December 31, 2021, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$18,660	$118	$28,553	$1,684
Commercial:
Multi-family	2,138	2,138	10,865	10,865
Non-owner occupied commercial real estate	16,824	2,725	39,251	20,929
Construction and land	5,527	4,087	5,164	4,369
Owner occupied commercial real estate	20,191	7,615	20,453	4,457
Commercial and industrial	77,906	12,424	68,720	10,083
Bridge - franchise finance	14,571	1,868	32,879	16,808
	$155,817	$30,975	$205,885	$69,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $41.8 million and $46.1 million at September 30, 2022 and December 31, 2021, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and nine months ended September 30, 2022 and 2021. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.1 million and $5.2 million for the three and nine months ended September 30, 2022, respectively and $2.7 million and $8.0 million for the three and nine months ended September 30, 2021, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$736	$736	$2,317	$2,295
Commercial:
Multi-family	2,138	2,138	10,865	10,865
Non-owner occupied commercial real estate	15,274	14,142	29,001	28,486
Construction and land	4,433	4,433	4,715	4,715
Owner occupied commercial real estate	15,998	15,998	15,198	15,155
Commercial and industrial	59,365	43,874	45,015	37,020
Bridge - franchise finance	11,022	6,545	26,055	18,740
Total commercial	108,230	87,130	130,849	114,981
	$108,966	$87,866	$133,166	$117,276
Collateral for the multi-family, non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the nine months ended September 30, 2022.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $451 million, of which $443 million was government insured, at September 30, 2022 and $208 million, of which $202 million was government insured, at December 31, 2021. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at September 30, 2022 and December 31, 2021.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2022 and 2021 that experienced payment defaults during those periods (dollars in thousands):

	Three Months Ended September 30,
	2022				2021
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$96	—	$—	—	$—	—	$—
Government insured residential	559	85,200	730	113,330	134	23,394	63	12,435
Owner occupied commercial real estate	1	417	—	—	—	—	—	—
Commercial and industrial	3	7,194	1	1,199	—	—	—	—
Bridge - franchise finance	4	6,615	4	6,615	—	—	—	—
	568	$99,522	735	$121,144	134	$23,394	63	$12,435

	Nine Months Ended September 30,
	2022				2021
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	10	$5,385	—	$—	—	$—	—	$—
Government insured residential	2,094	327,635	825	128,169	218	39,900	70	13,491
Non-owner occupied commercial real estate	—	—	—	—	1	2,810	—	—
Owner occupied commercial real estate	1	417	—	—	—	—	—	—
Commercial and industrial	17	41,222	1	1,199	—	—	—	—
Bridge - franchise finance	4	6,615	4	6,615	—	—	—	—
	2,126	$381,274	830	$135,983	219	$42,710	70	$13,491
TDRs during the three and nine months ended September 30, 2022 and 2021 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
Note 5    Income Taxes
The Company’s effective income tax rate was 25.0% and 24.7% for the three and nine months ended September 30, 2022, respectively, and 24.0% and 24.9% for the three and nine months ended September 30, 2021, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

Note 6    Derivatives and Hedging Activities
The Company has entered into interest rate swaps, caps and collars designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. The Company has also entered into interest rate swaps designated as fair value hedges designed to hedge changes in the fair value of outstanding fixed rate instruments caused by fluctuations in the benchmark interest rate.
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and nine months ended September 30, 2022 and 2021, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of zero at both September 30, 2022 and December 31, 2021.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

	September 30, 2022
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.36%	3-Month LIBOR	2.3	$745,000	Other assets	$1,263	$—
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.31%	SOFR	2.0	675,000		—	—
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	1.22%	Fed Funds Effective Rate	1.9	400,000		—	—
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	0.88%		2.7	200,000	Other assets	16,119	—
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	5.58%	1.50%	3.9	125,000	Other liabilities	—	(886)
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	1.94%	SOFR	1.8	100,000		—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.57%	1-Month LIBOR	4.2	1,401,769	Other assets / Other liabilities	25,608	(520)
Pay-variable interest rate swaps		1-Month LIBOR	3.57%	4.2	1,401,769	Other assets / Other liabilities	520	(102,423)
Pay-fixed interest rate swaps		4.20%	SOFR	6.2	495,554	Other assets / Other liabilities	27,771	(629)
Pay-variable interest rate swaps		SOFR	4.20%	6.2	495,554	Other assets / Other liabilities	630	(27,774)
Interest rate caps purchased, indexed to 1-month LIBOR			2.25%	3.0	42,920	Other assets	2,078	—
Interest rate caps sold, indexed to 1-month LIBOR		2.25%		3.0	42,920	Other liabilities	—	(2,075)
					$6,125,486		$73,989	$(134,307)

(1)The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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
The following table provides information about the amount of loss related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Location of loss reclassified from AOCI into income:
Interest expense on borrowings	$(590)	$(13,905)	$(9,003)	$(43,762)
Interest expense on deposits	972	—	(205)	—
	$382	$(13,905)	$(9,208)	$(43,762)
During the three and nine months ended September 30, 2022 and 2021, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2022, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $35.6 million. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Gain (Loss) in Consolidated Statements of Income
	2022	2021	2022	2021
Variability of fair value of fixed rate loans:
Fair value adjustment on derivatives	$1,929	$—	$3,826	$—	Interest income on loans
Fair value adjustment on hedged items	(1,985)	—	(3,970)	—	Interest income on loans
Loss recognized on fair value hedges (ineffective portion)	$(56)	$—	$(144)	$—

Variability of fair value of fixed rate borrowings:
Fair value adjustment on derivatives	$—	$(491)	$—	$(1,987)	Interest expense on borrowings
Fair value adjustment on hedged items	—	491	—	1,986	Interest expense on borrowings
Loss recognized on fair value hedges (ineffective portion)	$—	$—	$—	$(1)
Included in the table above are fair value hedges on fixed rate borrowings which matured during the year ended December 31, 2021.
The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	$—	Loans
Cumulative fair value hedging adjustments	$(3,970)	$—	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. At September 30, 2022, the amortized cost basis of the closed portfolio used in this hedging relationship was $1.1 billion.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2022
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$72,839	$—	$72,839	$(2,035)	$(67,982)	$2,822
Derivative liabilities	(2,035)	—	(2,035)	2,035	—	—
	$70,804	$—	$70,804	$—	$(67,982)	$2,822

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(158,514)	$41,214	$(117,300)	$(21,751)	$5,546	$(16,205)
Amounts reclassified to gain on investment securities available for sale, net	(349)	91	(258)	(814)	208	(606)
Net change in unrealized gains (losses) on investment securities available for sale	(158,863)	41,305	(117,558)	(22,565)	5,754	(16,811)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	41,209	(10,714)	30,495	1,695	(432)	1,263
Amounts reclassified to interest expense on deposits	(972)	253	(719)	—	—	—
Amounts reclassified to interest expense on borrowings	590	(154)	436	13,905	(3,546)	10,359
Net change in unrealized gains (losses) on derivative instruments	40,827	(10,615)	30,212	15,600	(3,978)	11,622
Other comprehensive loss	$(118,036)	$30,690	$(87,346)	$(6,965)	$1,776	$(5,189)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

	Nine Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding losses arising during the period	$(635,446)	$165,197	$(470,249)	$(33,240)	$8,476	$(24,764)
Amounts reclassified to gain on investment securities available for sale, net	(3,927)	1,021	(2,906)	(7,623)	1,944	(5,679)
Net change in unrealized gains (losses) on investment securities available for sale	(639,373)	166,218	(473,155)	(40,863)	10,420	(30,443)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	100,559	(26,019)	74,540	22,725	(5,795)	16,930
Amounts reclassified to interest expense on deposits	205	(53)	152	—	—	—
Amounts reclassified to interest expense on borrowings	9,003	(2,341)	6,662	43,762	(11,159)	32,603
Net change in unrealized gains (losses) on derivative instruments	109,767	(28,413)	81,354	66,487	(16,954)	49,533
Other comprehensive income (loss)	$(529,606)	$137,805	$(391,801)	$25,624	$(6,534)	$19,090
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at June 30, 2022	$(352,738)	$32,343	$(320,395)
Other comprehensive income (loss)	(117,558)	30,212	(87,346)
Balance at September 30, 2022	$(470,296)	$62,555	$(407,741)

Balance at June 30, 2021	$50,167	$(75,040)	$(24,873)
Other comprehensive income (loss)	(16,811)	11,622	(5,189)
Balance at September 30, 2021	$33,356	$(63,418)	$(30,062)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Other comprehensive income (loss)	(473,155)	81,354	(391,801)
Balance at September 30, 2022	$(470,296)	$62,555	$(407,741)

Balance at December 31, 2020	$63,799	$(112,951)	$(49,152)
Other comprehensive income (loss)	(30,443)	49,533	19,090
Balance at September 30, 2021	$33,356	$(63,418)	$(30,062)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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
Derivative financial instruments—Fair values of interest rate swaps, caps and collars are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include benchmark swap rates and benchmark forward yield curves. These fair value measurements are generally classified within level 2 of the fair value hierarchy.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2022
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$95,932	$—	$95,932
U.S. Government agency and sponsored enterprise residential MBS	—	2,001,299	2,001,299
U.S. Government agency and sponsored enterprise commercial MBS	—	535,266	535,266
Private label residential MBS and CMOs	—	2,587,586	2,587,586
Private label commercial MBS	—	2,583,888	2,583,888
Single family real estate-backed securities	—	478,055	478,055
Collateralized loan obligations	—	1,059,523	1,059,523
Non-mortgage asset-backed securities	—	100,123	100,123
State and municipal obligations	—	113,524	113,524
SBA securities	—	141,626	141,626
Marketable equity securities	90,605	—	90,605
Derivative assets	—	73,989	73,989
Total assets at fair value	$186,537	$9,674,879	$9,861,416
Derivative liabilities	$—	$(134,307)	$(134,307)
Total liabilities at fair value	$—	$(134,307)	$(134,307)

	December 31, 2021
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$111,660	$—	$111,660
U.S. Government agency and sponsored enterprise residential MBS	—	2,097,796	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	—	856,899	856,899
Private label residential MBS and CMOs	—	2,149,420	2,149,420
Private label commercial MBS	—	2,604,010	2,604,010
Single family real estate-backed securities	—	476,968	476,968
Collateralized loan obligations	—	1,078,286	1,078,286
Non-mortgage asset-backed securities	—	152,510	152,510
State and municipal obligations	—	222,277	222,277
SBA securities	—	183,595	183,595
Marketable equity securities	120,777	—	120,777
Servicing rights	—	5,152	5,152
Derivative assets	—	59,019	59,019
Total assets at fair value	$232,437	$9,885,932	$10,118,369
Derivative liabilities	$—	$(25,314)	$(25,314)
Total liabilities at fair value	$—	$(25,314)	$(25,314)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

Assets and liabilities measured at fair value on a non-recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities that may be measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.
Collateral dependent loans and OREO—The carrying amount of collateral dependent loans is typically based on the fair value of the underlying collateral, which may be real estate, enterprise value or other business assets, less estimated costs to sell when repayment is expected to come from the sale of the collateral. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs.
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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	September 30, 2022	December 31, 2021
Collateral dependent loans	$37,390	$70,433
OREO	693	2,788
Operating lease equipment	—	11,429
	$38,083	$84,650
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$726,138	$726,138	$314,857	$314,857
Investment securities	1/2	$9,797,427	$9,797,467	$10,064,198	$10,064,887
Non-marketable equity securities	2	$261,784	$261,784	$135,859	$135,859
Loans, net	3	$24,136,061	$22,779,267	$23,638,596	$24,088,190
Derivative assets	2	$73,989	$73,989	$59,019	$59,019
Liabilities:
Demand, savings and money market deposits	2	$23,648,849	$23,648,849	$26,053,859	$26,053,859
Time deposits	2	$3,700,226	$3,666,917	$3,384,243	$3,388,435
Federal funds purchased	2	$—	$—	$199,000	$199,000
FHLB advances	2	$5,295,000	$5,293,836	$1,905,000	$1,905,629
Notes and other borrowings	2	$721,045	$691,841	$721,416	$813,095
Derivative liabilities	2	$134,307	$134,307	$25,314	$25,314

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2022

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
Total lending related commitments outstanding at September 30, 2022 were as follows (in thousands):

Commitments to fund loans	$618,765
Unfunded commitments under lines of credit	5,386,312
Commercial and standby letters of credit	113,730
$6,118,807
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2022 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
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
Quarterly highlights include:
•Net income for the three months ended September 30, 2022 was $87.9 million, or $1.12 per diluted share, compared to $65.8 million or $0.82 per diluted share for the immediately preceding three months ended June 30, 2022 and $86.9 million, or $0.94 per diluted share, for the three months ended September 30, 2021. Net income for the nine months ended September 30, 2022 was $220.8 million, or $2.71 per diluted share, compared to $289.7 million, or $3.12 per diluted share, for the nine months ended September 30, 2021. Earnings for the nine months ended September 30, 2021 were favorably impacted by a $67.4 million recovery of the provision for credit losses.
•PPNR was $120.8 million for the three months ended September 30, 2022 compared to $111.5 million for the immediately preceding three months ended June 30, 2022 and $102.6 million for the three months ended September 30, 2021.
•The net interest margin, calculated on a tax-equivalent basis, expanded to 2.76% for the three months ended September 30, 2022 from 2.63% for the immediately preceding quarter and 2.33% for the three months ended September 30, 2021. Net interest income increased by $10.4 million compared to the immediately preceding three months ended June 30, 2022 and by $40.7 million compared to the three months ended September 30, 2021.
•In response to the rising interest rate environment, the average cost of total deposits increased to 0.78% for the three months ended September 30, 2022, from 0.30% for the immediately preceding three months ended June 30, 2022 and 0.20% for the three months ended September 30, 2021. The yield on average interest earning assets increased to 3.80% for the three months ended September 30, 2022 from 3.11% for the immediately preceding quarter and 2.79% for the three months ended September 30, 2021.

•For the three months ended September 30, 2022, the Company recorded a provision for credit losses of $3.7 million compared to a provision of $24.0 million for the immediately preceding three months ended June 30, 2022 and a recovery of the provision for credit losses of $(11.8) million for the three months ended September 30, 2021. The ratio of the ACL to total loans was consistent with the prior quarter-end at 0.54%.
•Loans, excluding the runoff of PPP loans, grew by $186 million for the three months ended September 30, 2022. The C&I and commercial real estate portfolio segments grew by a total of $444 million. As expected given the market-wide decline in mortgage origination activity, mortgage warehouse loans declined by $194 million.
•Total deposits declined by $1.1 billion during the three months ended September 30, 2022. Non-interest bearing demand deposits declined by $851 million to 32% of total deposits, from 34% of total deposits at June 30, 2022. Year to date, non-interest bearing demand deposits declined by $182 million. Time deposits grew by $976 million during the three months ended September 30, 2022, reflecting a strategy to extend the term of deposits.
•The positive trend in levels of criticized and classified loans continued during the three months ended September 30, 2022, declining by $175 million; the annualized net charge-off ratio was 0.16% compared to 0.29% for the year ended December 31, 2021. The ratio of non-performing loans to total loans was 0.64% at September 30, 2022. The guaranteed portion of SBA loans on non-accrual status represented 0.17% of total loans and 27% of non-performing loans at September 30, 2022.
•Book value per common share and tangible book value per common share were $31.97 and $30.97, respectively, at September 30, 2022.
•In September 2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. During the three months ended September 30, 2022, the Company repurchased approximately 0.3 million shares of its common stock for an aggregate purchase price of $10.8 million, at a weighted average price of $34.36 per share.
Hurricane Ian
In September 2022, Hurricane Ian made landfall on the southwest Florida coast. The Company did not sustain significant damage or disruption to facilities or operations. The Company had approximately $2.3 billion UPB, based on September 30, 2022 balances, of loans within a 20 county assessment area most impacted by the storm. As of October 25, 2022, we have contacted borrowers representing approximately 75% of this exposure. No borrowers reported severe impact from the storm; borrowers representing approximately $159 million in UPB reported mild or moderate impact on their properties or businesses. Based on information collected to date, we do not expect the impact of the storm to be material to our financial condition or results of operations.
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

	Three Months Ended September 30, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2021

	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,053,742	$248,168	4.11%	$23,709,190	$212,395	3.59%	$22,879,654	$197,995	3.45%
Investment securities (3)	9,981,486	77,840	3.12%	10,477,600	55,488	2.12%	10,452,255	38,939	1.49%
Other interest earning assets	596,879	4,031	2.68%	718,904	2,979	1.66%	750,700	1,413	0.75%
Total interest earning assets	34,632,107	330,039	3.80%	34,905,694	270,862	3.11%	34,082,609	238,347	2.79%
Allowance for credit losses	(133,828)			(127,864)			(171,381)
Non-interest earning assets	1,703,371			1,669,689			1,856,608
Total assets	$36,201,650			$36,447,519			$35,767,836
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,306,906	$4,104	0.71%	$2,576,257	$1,742	0.27%	$3,038,038	$1,701	0.22%
Savings and money market deposits	13,001,566	39,838	1.22%	13,052,566	15,213	0.47%	13,554,572	10,029	0.29%
Time deposits	3,255,869	9,264	1.13%	2,812,988	3,546	0.51%	2,866,746	2,543	0.35%
Total interest bearing deposits	18,564,341	53,206	1.14%	18,441,811	20,501	0.45%	19,459,356	14,273	0.29%
Federal funds purchased	153,905	833	2.12%	115,146	155	0.53%	70,054	15	0.08%
FHLB advances	4,739,457	26,890	2.25%	4,373,736	11,644	1.07%	2,647,314	15,678	2.35%
Notes and other borrowings	721,164	9,259	5.14%	721,284	9,257	5.13%	721,638	9,257	5.13%
Total interest bearing liabilities	24,178,867	90,188	1.48%	23,651,977	41,557	0.70%	22,898,362	39,223	0.68%
Non-interest bearing demand deposits	8,749,794			9,419,025			8,912,960
Other non-interest bearing liabilities	697,440			654,162			752,774
Total liabilities	33,626,101			33,725,164			32,564,096
Stockholders' equity	2,575,549			2,722,355			3,203,740
Total liabilities and stockholders' equity	$36,201,650			$36,447,519			$35,767,836
Net interest income		$239,851			$229,305			$199,124
Interest rate spread			2.32%			2.41%			2.11%
Net interest margin			2.76%			2.63%			2.33%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.3 million, $3.2 million and $3.3 million for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for all periods presented.
(2)Annualized.
(3)     At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,706,606	$655,114	3.69%	$23,139,389	$612,756	3.54%
Investment securities (3)	10,180,351	177,047	2.32%	9,792,350	116,464	1.59%
Other interest earning assets	663,189	8,364	1.69%	1,063,476	4,613	0.58%
Total interest earning assets	34,550,146	840,525	3.25%	33,995,215	733,833	2.88%
Allowance for credit losses	(130,258)			(213,352)
Non-interest earning assets	1,682,618			1,771,639
Total assets	$36,102,506			$35,553,502
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,658,558	7,215	0.36%	$3,017,301	7,069	0.31%
Savings and money market deposits	13,150,357	62,704	0.64%	13,299,066	33,463	0.34%
Time deposits	3,129,247	15,650	0.67%	3,520,674	13,433	0.51%
Total interest bearing deposits	18,938,162	85,569	0.60%	19,837,041	53,965	0.36%
Federal funds purchased	152,028	1,046	0.92%	26,245	17	0.09%
FHLB advances	3,796,484	44,680	1.57%	2,863,093	50,158	2.34%
Notes and other borrowings	721,283	27,772	5.13%	721,897	27,762	5.13%
Total interest bearing liabilities	23,607,957	159,067	0.90%	23,448,276	131,902	0.75%
Non-interest bearing demand deposits	9,071,135			8,194,570
Other non-interest bearing liabilities	650,936			783,618
Total liabilities	33,330,028			32,426,464
Stockholders' equity	2,772,478			3,127,038
Total liabilities and stockholders' equity	$36,102,506			$35,553,502
Net interest income		$681,458			$601,931
Interest rate spread			2.35%			2.13%
Net interest margin			2.63%			2.36%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $9.4 million and $10.2 million for the nine months ended September 30, 2022 and 2021, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $2.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Annualized.
(3)     At fair value except for securities held to maturity.
Three months ended September 30, 2022 compared to the immediately preceding three months ended June 30, 2022
Net interest income, calculated on a tax-equivalent basis, was $239.9 million for the three months ended September 30, 2022, compared to $229.3 million for the three months ended June 30, 2022, an increase of $10.5 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $59.2 million partially offset by an increase of $48.6 million in interest expense. The increase in interest income reflected higher yields on loans and investment securities. The increase in interest expense reflected a higher cost of interest bearing deposits in response to the rising interest rate environment.
The net interest margin, calculated on a tax-equivalent basis, was 2.76% for the three months ended September 30, 2022, compared to 2.63% for the three months ended June 30, 2022. Offsetting factors impacting the net interest margin for the three months ended September 30, 2022 compared to the immediately preceding three months ended June 30, 2022 included:
•The tax-equivalent yield on investment securities increased to 3.12% from 2.12%. This increase resulted primarily from the reset of coupon rates on variable rate securities as well as purchases of securities at higher yields.
•The tax-equivalent yield on loans increased to 4.11% from 3.59%. Factors contributing to this increase were the resetting of variable rate loans at higher coupon rates and originations of new loans at higher rates.
•The average rate paid on interest bearing deposits increased to 1.14% from 0.45%, primarily in response to the rising interest rate environment. Growth in time deposits as a percentage of interest bearing deposits also contributed to this increase, as we implemented a strategy to extend the term of interest bearing deposits.

•The average rate paid on FHLB advances increased to 2.25% for the three months ended September 30, 2022, from 1.07% for the three months ended June 30, 2022, primarily in response to the rising interest rate environment.
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net interest income, calculated on a tax-equivalent basis, was $239.9 million for the three months ended September 30, 2022, compared to $199.1 million for the three months ended September 30, 2021, an increase of $40.7 million. Net interest income, calculated on a tax-equivalent basis, was $681.5 million for the nine months ended September 30, 2022, compared to $601.9 million for the nine months ended September 30, 2021, an increase of $79.5 million. The increases in net interest income were comprised of increases in tax-equivalent interest income of $91.7 million and $106.7 million partially offset by increases in interest expense of $51.0 million and $27.2 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively.
Increases in interest income for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, reflected increases in both the average balance of and yields on loans and rising yields on investment securities. Increases in interest expense for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, reflected the increased cost of interest bearing deposits related to the rising rate environment, partially offset by declines in the related average balances. For the comparative three-month periods, interest expense on FHLB advances increased mainly due to an increase in the average balance, while for the comparative nine-month periods, interest expense on FHLB advances declined due to a decrease in the weighted average rate, partially offset by an increase in the average balance.
The net interest margin, calculated on a tax-equivalent basis, was 2.76% for the three months ended September 30, 2022, compared to 2.33% for the three months ended September 30, 2021. The net interest margin, calculated on a tax-equivalent basis, was 2.63% for the nine months ended September 30, 2022, compared to 2.36% for the nine months ended September 30, 2021. Offsetting factors impacting the net interest margin for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021 included:
•The tax-equivalent yield on loans expanded to 4.11% and 3.69% for the three and nine months ended September 30, 2022, respectively, from 3.45% and 3.54% for the three and nine months ended September 30, 2021, respectively. Factors contributing to the increases in the tax-equivalent yield on loans for the three and nine months ended September 30, 2022, compared to the comparable periods in 2021 were largely consistent with those discussed above.
•The tax-equivalent yield on investment securities increased to 3.12% and 2.32% for the three and nine months ended September 30, 2022, respectively, from 1.49% and 1.59% for the three and nine months ended September 30, 2021, respectively. The reset of coupon rates on variable rate securities, purchases of higher-yielding securities and slowing prepayment speeds on securities purchased at a premium contributed to these increases in yields.
•The average rate paid on interest bearing deposits increased to 1.14% and 0.60% for the three and nine months ended September 30, 2022, respectively, from 0.29% and 0.36% for the three and nine months ended September 30, 2021, respectively, reflecting the increasing trend in the Fed's benchmark rate.
•The average rate paid on FHLB advances decreased to 2.25% and 1.57% for the three and nine months ended September 30, 2022, respectively, from 2.35% and 2.34% for the three and nine months ended September 30, 2021, respectively. The decreases resulted from the maturity of higher rate advances and the termination of certain cash flow hedges in the fourth quarter of 2021, coupled with the addition of FHLB advances at lower prevailing rates.
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

The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amount related to funded portion of loans	$2,753	$(11,554)	$33,406	$(65,523)
Amount related to off-balance sheet credit exposures	967	280	2,267	(640)
Amount related to accrued interest receivable	—	(568)	(127)	(838)
Amount related to AFS debt securities	—	—	—	(364)
Total provision for (recovery of) credit losses	$3,720	$(11,842)	$35,546	$(67,365)
The provision for credit losses for the three months ended September 30, 2022, included an increase related to the updated economic forecast, increases in specific reserves, loan growth and a $5 million provision related to the potential impact of Hurricane Ian, partially offset by decreases in certain qualitative factors and the impact of improving borrower financial results.
The provision for credit losses for the nine months ended September 30, 2022 was impacted by increases in specific reserves, the $5 million provision related to Hurricane Ian, loan growth, the decline in criticized and classified assets, and changes in certain assumptions, particularly prepayment speeds.
The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in factors such as economic conditions or the economic outlook, in composition of the loan portfolio, in the financial condition of our borrowers and collateral values.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL and about factors that impacted the ACL for the three and nine months ended September 30, 2022.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deposit service charges and fees	$6,064	$5,553	$17,920	$15,870
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	349	815	3,927	7,623
Net unrealized loss on marketable equity securities	(214)	(1,479)	(20,052)	(1,767)
Gain (loss) on investment securities, net	135	(664)	(16,125)	5,856
Lease financing	13,180	13,212	39,958	39,222
Other non-interest income	3,693	7,377	9,070	27,583
	$23,072	$25,478	$50,823	$88,531
The unrealized losses on marketable equity securities reflected in the table above were attributable to the decline in the fair value of certain preferred stock investments resulting from rising market interest rates and widening spreads.
The most significant factors leading to the decrease in other non-interest income for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were declines in BOLI revenue related to the rising interest rate environment and lower gains on sale of loans. Lower gains on sale of loans related to a less favorable environment for the re-pooling of GNMA early buyout loans, again related to the rising interest rate environment.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee compensation and benefits	$66,097	$57,224	$195,646	$172,971
Occupancy and equipment	11,719	11,760	34,630	35,127
Deposit insurance expense	4,398	3,552	11,794	15,224
Professional fees	3,184	2,312	8,702	6,363
Technology	19,813	16,687	54,715	49,279
Depreciation of operating lease equipment	12,646	12,944	37,841	37,995
Other non-interest expense	20,248	13,563	48,503	42,756
Total non-interest expense	$138,105	$118,042	$391,831	$359,715
Non-interest expense increased by $20.1 million and $32.1 million for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. As expected, an increasing trend was reflected in the compensation and technology categories, as we continue to invest in people and technology to support future growth. Compensation expense also reflects increasing costs related to the competitive labor market and medical benefits. The increase in other non-interest expense includes a $2.3 million write-off of a technology investment during the three months ended September 30, 2022.
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased by $555 million to $34.6 billion for the nine months ended September 30, 2022 from $34.0 billion for the nine months ended September 30, 2021, reflecting increases in average balances of both loans and investment securities. Average interest bearing liabilities increased by $160 million. Average FHLB advances increased by $933 million. Average interest-bearing deposits declined by $899 million, while average non-interest bearing deposits increased by $877 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021; average total deposits was stable for the comparative nine-month periods. During the three months ended September 30, 2022, in response to the rising interest rate environment and quantitative tightening by the Fed, average interest bearing liabilities increased by $527 million, while average non-interest bearing demand deposits declined by $669 million.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$109,441	$95,932	$114,385	$111,660
U.S. Government agency and sponsored enterprise residential MBS	2,049,680	2,001,299	2,093,283	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	612,022	535,266	861,925	856,899
Private label residential MBS and CMOs	2,893,779	2,587,586	2,160,136	2,149,420
Private label commercial MBS	2,693,231	2,583,888	2,604,690	2,604,010
Single family real estate-backed securities	505,288	478,055	474,845	476,968
Collateralized loan obligations	1,094,064	1,059,523	1,079,217	1,078,286
Non-mortgage asset-backed securities	106,672	100,123	151,091	152,510
State and municipal obligations	122,966	113,524	205,718	222,277
SBA securities	145,216	141,626	184,296	183,595
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$10,342,359	9,706,822	$9,939,586	9,943,421
Marketable equity securities		90,605		120,777
		$9,797,427		$10,064,198

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2022 was 4.7 years and the effective duration of the portfolio was 2.0 years.
The investment securities available for sale portfolio was in a net unrealized loss position of $635.5 million at September 30, 2022, compared to a net unrealized gain position of $3.8 million at December 31, 2021. Net unrealized losses at September 30, 2022 included $1.9 million of gross unrealized gains and $637.5 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at September 30, 2022 had an aggregate fair value of $9.2 billion. The unrealized losses resulted primarily from rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy and geopolitical events have also led to market uncertainty, producing some yield curve dislocations. None of the unrealized losses were attributable to credit loss impairments.

The ratings distribution of our AFS securities portfolio at September 30, 2022 is depicted in the chart below:

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
We do not intend to sell securities in significant unrealized loss positions at September 30, 2022. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.
We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.

The following table presents subordination levels and average internal stress scenario losses for select portfolio segments at September 30, 2022:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	83.8%	30.0	98.8	44.0	7.1
	AA	12.1%	29.3	92.9	43.6	7.6
	A	4.1%	24.7	69.1	37.0	9.0
Weighted average		100.0%	29.7	96.9	43.7	7.2

CLOs	AAA	78.1%	41.3	61.1	44.9	9.0
	AA	18.2%	30.9	40.5	34.8	8.4
	A	3.7%	24.9	28.2	26.2	8.4
Weighted average		100.0%	38.8	56.2	42.4	8.9

Private label residential MBS and CMO	AAA	94.0%	2.2	95.6	17.5	2.3
	AA	0.9%	18.7	32.8	23.7	5.4
	A	5.1%	21.4	25.1	22.4	5.4
Weighted average		100.0%	3.3	91.4	17.8	2.5

Single family real estate-backed securities	AAA	67.5%	34.5	72.6	53.0	6.0
	AA	12.7%	51.6	55.3	53.5	9.8
	NR	19.8%	39.8	39.8	39.8	10.6
Weighted average		100.0%	37.7	63.9	50.5	7.4
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of September 30, 2022. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.69%	—%	—%	—%	0.69%
U.S. Government agency and sponsored enterprise residential MBS	3.59%	3.63%	3.60%	3.30%	3.61%
U.S. Government agency and sponsored enterprise commercial MBS	2.69%	3.63%	2.44%	2.25%	2.63%
Private label residential MBS and CMOs	3.18%	3.20%	3.19%	3.57%	3.27%
Private label commercial MBS	4.47%	4.71%	1.99%	3.29%	4.52%
Single family real estate-backed securities	1.36%	3.93%	2.13%	—%	3.81%
Collateralized loan obligations	5.17%	5.47%	5.56%	—%	5.43%
Non-mortgage asset-backed securities	3.32%	3.32%	4.13%	—%	3.74%
State and municipal obligations	3.17%	4.12%	4.49%	3.99%	4.18%
SBA securities	2.78%	2.70%	2.59%	2.44%	2.69%
	3.65%	4.17%	3.27%	3.33%	3.86%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$8,853,884	36.4%	$8,368,380	35.2%
Multi-family	962,546	4.0%	1,154,738	4.9%
Non-owner occupied commercial real estate	4,368,686	18.1%	4,381,610	18.4%
Construction and land	246,202	1.0%	165,390	0.7%
Owner occupied commercial real estate	1,919,074	7.9%	1,944,658	8.2%
Commercial and industrial	5,786,907	23.9%	4,790,275	20.2%
PPP	10,191	—%	248,505	1.0%
Pinnacle	932,187	3.8%	919,641	3.9%
Bridge - franchise finance	254,137	1.0%	342,124	1.4%
Bridge - equipment finance	310,035	1.3%	357,599	1.5%
Mortgage warehouse lending	622,883	2.6%	1,092,133	4.6%
Total loans	24,266,732	100.0%	23,765,053	100.0%
Allowance for credit losses	(130,671)		(126,457)
Loans, net	$24,136,061		$23,638,596
For the nine months ended September 30, 2022, total loans grew by $502 million, while total loans, excluding PPP loans, grew by $740 million.
Growth in residential and other consumer loans for the nine months ended September 30, 2022 totaled $486 million. Commercial and industrial loans, including owner-occupied commercial real estate, grew by $971 million for the nine months ended September 30, 2022. Most of the remaining commercial portfolio segments showed declines during the nine months ended September 30, 2022. MWL declined by $469 million for this period, with utilization declining to 32% at September 30, 2022, from 56% at December 31, 2021, as rising rates have led to lower refinancing and mortgage origination activity. PPP loans declined by $238 million during the nine months ended September 30, 2022, resulting primarily from full or partial forgiveness from the SBA.

Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
1-4 single family residential	$6,999,868	$6,338,225
Government insured residential	1,849,343	2,023,221
Other consumer loans	4,673	6,934
	$8,853,884	$8,368,380
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2022, $1.1 billion or 15% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. During the nine months ended September 30, 2022 and 2021, the Company purchased $475 million and $1.3 billion, respectively, of government insured residential loans. The balance of buyout loans totaled $1.8 billion at September 30, 2022. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
California	$2,253,304	32.2%	$2,056,100	32.4%
New York	1,413,066	20.2%	1,293,825	20.4%
Florida	512,666	7.3%	494,043	7.8%
Illinois	352,295	5.0%	306,388	4.8%
Virginia	299,953	4.3%	280,898	4.4%
Others	2,168,584	31.0%	1,906,971	30.2%
	$6,999,868	100.0%	$6,338,225	100.0%

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

(1) Included in C&I are $10 million of PPP loans at September 30, 2022.
Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities, hotels and real estate secured lines of credit.
The following table presents the distribution of commercial real estate loans by property type at September 30, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other
Office	$1,879,047	33%	58%	25%	17%
Multi-family	1,102,430	20%	50%	49%	1%
Warehouse/Industrial	1,101,804	20%	62%	20%	18%
Retail	924,673	17%	62%	29%	9%
Hotel	436,943	8%	81%	12%	7%
Other	132,537	2%	67%	24%	9%
	$5,577,434	100%	60%	29%	11%
Geographic distribution in the table above is based on location of the underlying collateral property.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years.Construction and land loans, included by property type in the table above, represented 1.0% of the total loan portfolio at September 30, 2022. The multi-family portfolio includes $398 million of New York loans collateralized by properties with some or all of the units subject to rent regulation at September 30, 2022.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings, business acquisition finance credit facilities, credit facilities to institutional real estate entities such as REITs and commercial real estate investment funds, and commercial credit cards. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $4.1 billion at September 30, 2022, the majority of which were relationship based loans to borrowers in Florida and the New York tri-state area. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.
The following table presents the exposure in the C&I portfolio, excluding PPP loans, by industry, at September 30, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,470,997	19.1%
Educational Services	781,135	10.1%
Wholesale Trade	653,646	8.5%
Manufacturing	631,634	8.2%
Information	516,127	6.7%
Real Estate and Rental and Leasing	485,462	6.3%
Utilities	472,015	6.1%
Health Care and Social Assistance	409,575	5.3%
Transportation and Warehousing	396,198	5.1%
Construction	313,222	4.1%
Retail Trade	293,644	3.8%
Professional, Scientific, and Technical Services	278,014	3.6%
Other Services (except Public Administration)	234,361	3.0%
Public Administration	224,467	2.9%
Administrative and Support and Waste Management	176,605	2.3%
Arts, Entertainment, and Recreation	159,755	2.1%
Accommodation and Food Services	153,235	2.0%
Other	55,889	0.8%
	$7,705,981	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 46% and 50% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.

The following table presents the franchise portfolio by concept at September 30, 2022 (dollars in thousands):

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$35,134	13.8%
Dunkin Donuts	13,037	5.1%
Ram Restaurant and Brewery	12,889	5.1%
Other	55,942	22.0%
	$117,002	46.0%
Non-restaurant concepts:
Planet Fitness	$81,757	32.3%
Other Fitness Concepts	44,069	17.3%
Other	11,309	4.4%
	137,135	54.0%
	$254,137	100.0%
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 60% and 29% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 34% and 25% of all other commercial loans were to borrowers in Florida and the Tri-state area, respectively.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation, totaled $580 million at September 30, 2022, including off-lease equipment, net of accumulated depreciation of $72 million.
The chart below presents operating lease equipment by type at the dates indicated:

At September 30, 2022, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2022	$63,796
2023	67,813
2024	45,824
2025	62,625
2026	79,127
Thereafter through 2034	188,639
$507,824
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	September 30, 2022		June 30, 2022		December 31, 2021
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$14,586,106	94.6%	$14,257,586	93.3%	$13,934,369	90.5%
Special mention	26,939	0.2%	89,153	0.6%	148,593	1.0%
Substandard accruing	662,716	4.3%	787,399	5.2%	1,136,378	7.4%
Substandard non-accruing	104,994	0.7%	117,518	0.8%	129,579	0.8%
Doubtful	32,093	0.2%	7,971	0.1%	47,754	0.3%
	$15,412,848	100.0%	$15,259,627	100.0%	$15,396,673	100.0%
Our internal risk ratings at September 30, 2022 continued to be influenced by the impact of the COVID-19 pandemic as sustained operating cash flows of some borrowers has yet to fully recover, although that impact continues to decline. Management took what it believed to be a proactive and objective approach to risk rating the commercial loan portfolio at the onset of the pandemic. Levels of criticized and classified loans, particularly in the special mention and substandard accruing categories, increased over the course of 2020 as a direct result of the impact of the COVID-19 pandemic. Throughout 2021 and the nine months ended September 30, 2022, levels of criticized and classified loans declined in response to the trajectory of the economic recovery and lessening impact of the pandemic.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	September 30, 2022		June 30, 2022		December 31, 2021
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$1,088	0.2%	$2,045	0.4%	$760	0.1%
Office	1,654	0.1%	1,660	0.1%	27,001	1.5%
Other	122	0.2%	129	0.1%	4,501	3.7%
	2,864		3,834		32,262
Owner occupied commercial real estate	7,379	0.4%	9,065	0.5%	14,010	0.7%
Commercial and industrial	16,696	0.3%	76,254	1.4%	102,321	2.1%
	$26,939		$89,153		$148,593

Substandard accruing:
CRE
Hotel	$45,877	10.5%	$50,169	10.9%	$200,486	36.7%
Retail	99,893	10.8%	83,539	9.3%	140,081	13.0%
Multi-family	152,871	15.9%	188,032	18.5%	173,536	15.0%
Office	73,506	3.9%	60,675	3.3%	83,121	4.6%
Industrial	980	0.1%	983	0.1%	1,009	0.1%
Other	8,658	6.5%	8,630	5.6%	5,803	2.2%
	381,785		392,028		604,036
Owner occupied commercial real estate	99,635	5.2%	111,082	5.8%	160,159	8.2%
Commercial and industrial	133,641	2.3%	207,272	3.8%	250,644	5.2%
Bridge - franchise finance	46,100	18.1%	53,633	20.4%	80,864	23.6%
Bridge - equipment finance	1,555	0.5%	23,384	7.0%	40,675	11.4%
	$662,716		$787,399		$1,136,378
Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $18 million, were internally risk rated substandard at September 30, 2022. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three and nine months ended September 30, 2022 and 2021.
Bridge had exposure to the energy industry of $259 million at September 30, 2022. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $226 million.
Residential Loans
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at September 30, 2022:
FICO scores are generally updated at least annually, and were most recently updated in the third quarter of 2022. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At September 30, 2022, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $55 million and $76 million at September 30, 2022 and December 31, 2021, respectively. The amount of these loans 90 days or more past due was $14 million and $17 million at September 30, 2022 and December 31, 2021, respectively.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2022	December 31, 2021
Non-accrual loans:
Residential and other consumer:
1-4 single family residential	$18,660	$26,988
Other consumer loans	—	1,565
Total residential and other consumer loans	18,660	28,553
Commercial:
Multi-family	2,138	10,865
Non-owner occupied commercial real estate	16,824	39,251
Construction and land	5,527	5,164
Owner occupied commercial real estate	20,191	20,453
Commercial and industrial	77,906	68,720
Bridge - franchise finance	14,571	32,879
Total commercial loans	137,157	177,332
Total non-accrual loans	155,817	205,885
Loans past due 90 days and still accruing	593	24
Total non-performing loans	156,410	205,909
OREO and other non-performing assets	923	2,275
Total non-performing assets	$157,333	$208,184

Non-performing loans to total loans (1)	0.64%	0.87%
Non-performing assets to total assets (1)	0.43%	0.58%
ACL to total loans	0.54%	0.53%
ACL to non-performing loans	83.54%	61.41%
Net charge-offs to average loans (2)	0.16%	0.29%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $41.8 million or 0.17% of total loans and 0.11% of total assets, at September 30, 2022, and $46.1 million or 0.19% of total loans and 0.13% of total assets, at December 31, 2021.
(2)    Annualized for September 30, 2022.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $579 million and $730 million at September 30, 2022 and December 31, 2021, respectively.
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
$21
$65
$24
$19
$244
$67
$45
$43
$60
$29
$206
$56
$33
$58
$30
$29
$156
$51
$15
$69
$2
$19
December 31, 2019
December 31, 2020
December 31, 2021
September 30, 2022
Residential and Other Consumer
CRE
C&I
Equipment
Franchise
SBA

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
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	September 30, 2022			December 31, 2021
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	2,421	$388,437	$136	449	$79,524	$87
Commercial	35	61,543	6,862	16	29,309	1,377
	2,456	$449,980	$6,998	465	$108,833	$1,464

(1)    Includes 2,397 government insured residential loans modified in TDRs totaling $380.1 million at September 30, 2022, and 435 government insured residential loans modified in TDRs totaling $76.4 million at December 31, 2021.
See Note 4 to the consolidated financial statements for additional information about TDRs.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which evaluates the appropriate strategy for collection to mitigate the amount of credit losses and considers the appropriate risk rating for these loans. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard, loans on non-accrual status, loans modified as TDRs and assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Criticized Asset Committee.
Our servicers evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure, and pursue the alternative most suitable to the consumer and to mitigate losses to the bank.
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complied with interagency guidance and the CARES Act under which we provided temporary relief, and in some cases longer term modifications, on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. The CARES Act expired effective January 1, 2022. At September 30, 2022, the amount of loans remaining under CARES Act modification was not significant.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At September 30, 2022 and December 31, 2021, we used a single externally provided baseline scenario in calculating the quantitative portion of the ACL. At September 30, 2022, we incorporated a downside scenario to inform the amount of qualitative reserves.
Commercial Real Estate Model
Variables with the most significant impact on the commercial real estate model include unemployment at both national and regional levels, the CRE property forecast by property type and sub-market, 10-year treasury yield, Baa corporate yield and real GDP growth, at the national level. Increases in unemployment and yields within the commercial real estate model generally result in increases in the ACL. Increases in real GDP growth and improvements in the CRE property forecasts reduce the reserve.
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
Residential Model
Variables with the most significant impact on the residential model include HPI and unemployment at regional levels, real GDP growth, and a 30-year mortgage rate. Increases in the unemployment rate and the 30-year mortgage rate increase the reserve, while increases in real GDP growth and HPI reduce the reserve.
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
The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	Residential and Other Consumer Loans	Multi-family	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2020	$18,719	$39,827	$61,507	$3,284	$28,797	$62,197	$304	$36,331	$6,357	$257,323
Provision for (recovery of) credit losses	(8,929)	(28,940)	(34,063)	(2,210)	(3,601)	27,718	(125)	(13,166)	(2,207)	(65,523)
Charge-offs	(304)	(6,470)	(2,697)	—	(453)	(15,703)	—	(9,585)	—	(35,212)
Recoveries	10	233	155	—	91	2,538	—	—	—	3,027
Balance at September 30, 2021	$9,496	$4,650	$24,902	$1,074	$24,834	$76,750	$179	$13,580	$4,150	$159,615

Balance at December 31, 2021	$9,187	$1,512	$26,268	$1,031	$21,638	$46,312	$170	$16,746	$3,593	$126,457
Provision for (recovery of) credit losses	2,576	54	1,374	512	(2,882)	29,621	(32)	3,791	(1,608)	33,406
Charge-offs	(412)	—	(9,179)	(233)	(2,870)	(10,248)	—	(12,988)	—	(35,930)
Recoveries	44	—	3,014	—	617	2,438	—	625	—	6,738
Balance at September 30, 2022	$11,395	$1,566	$21,477	$1,310	$16,503	$68,123	$138	$8,174	$1,985	$130,671

Net Charge-offs to Average Loans (1)
Nine Months Ended September 30, 2021	0.01%	0.60%	0.07%	—%	0.02%	0.30%	—%	2.63%	—%	0.19%
Nine Months Ended September 30, 2022	0.01%	—%	0.19%	0.16%	0.16%	0.17%	—%	5.74%	—%	0.16%

(1) Annualized.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	September 30, 2022		June 30, 2022		December 31, 2021
	Total	%(1)	Total	%(1)	Total	%(1)
Residential and other consumer	$11,395	36.4%	$9,010	36.7%	$9,187	35.2%

Multi-family	1,566	4.0%	2,831	4.2%	1,512	4.9%
Non-owner occupied commercial real estate	21,477	18.1%	26,856	17.7%	26,268	18.4%
Construction and land	1,310	1.0%	1,507	0.9%	1,031	0.7%
CRE	24,353		31,194		28,811

Owner occupied commercial real estate	16,503	7.9%	20,309	7.9%	21,638	8.2%
Commercial and industrial	68,123	26.5%	60,530	26.0%	46,312	25.8%
Pinnacle	138	3.8%	142	4.1%	170	3.9%
Bridge - franchise finance	8,174	1.0%	6,259	1.1%	16,746	1.4%
Bridge - equipment finance	1,985	1.3%	2,795	1.4%	3,593	1.5%
	94,923		90,035		88,459
	$130,671	100.0%	$130,239	100.0%	$126,457	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	September 30, 2022	June 30, 2022	December 31, 2021
Residential and other consumer	0.13%	0.10%	0.11%
Commercial:
Commercial real estate	0.44%	0.57%	0.51%
Commercial and industrial	1.01%	0.99%	0.84%
Pinnacle	0.01%	0.01%	0.02%
Bridge - franchise finance	3.22%	2.38%	4.90%
Bridge - equipment finance	0.64%	0.84%	1.00%
Total commercial	0.77%	0.79%	0.76%
	0.54%	0.54%	0.53%

Significant offsetting factors contributing to the change in the ACL during the three months ended September 30, 2022 are depicted in the chart below (in millions):

Change in Specific Reserves
$17.3
Portfolio Changes
($8.0)
Economic Forecast
$5.5
Net Charge-Offs
($2.3)
Change in Qualitative Overlay
($12.0)
$130.2
$130.7
• New loans
• Repayments and runoff
• Portfolio seasoning
• Changes in borrower financial condition
• Risk rating migration
• Current market adjustment
• Changes to forward path of economic forecast
• Decreased qualitative overlay related to COVID and economic uncertainty
• $5 million for impact of Hurricane Ian
ACL
6/30/22
ACL
9/30/22
% of Total Loans
0.54%
0.54%

Changes in the ACL during the three months ended September 30, 2022
Overall, the ACL as a percentage of loans remained consistent at 0.54% at September 30, 2022, compared to June 30, 2022. The qualitative portion of the ACL declined for the quarter ended September 30, 2022, as in management's judgment, the economic forecast underlying the quantitative estimate better captured the expected future trajectory of the economy; additionally, higher qualitative loss factors applied to certain portions of the portfolio more susceptible to the impact of the COVID -19 pandemic were reduced. These reductions in qualitative components were partially offset by a $5 million increase related to the potential impact of Hurricane Ian.
The ACL for residential and other consumer segment increased by $2.4 million during the three months ended September 30, 2022, from 0.10% to 0.13% of loans. The increase in the ACL for this segment was primarily driven by the economic forecast, particularly a decline in the HPI and increases in forecasted mortgage and unemployment rates.
The ACL for the CRE portfolio sub-segment, including multi-family, non-owner occupied CRE and construction and land, decreased by $6.8 million during the three months ended September 30, 2022, from 0.57% to 0.44% of loans. The decrease in the ACL for CRE was driven mainly by a decrease in qualitative loss factors, and to a lesser extent, improved borrower financial performance, partially offset by an increase in quantitative loss factors. The increase in quantitative loss factors resulted from a decline in forecasted GDP, and increases in forecasted unemployment and interest rates, offset by improved rental and vacancy rates across asset classes.
The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $3.8 million during the three months ended September 30, 2022, from 0.99% to 1.01% of loans. The increase was primarily attributable to an increase in specific reserves and a deteriorating economic forecast, partially offset by a decrease in qualitative loss factors
The ACL for the BFG franchise finance portfolio segment increased by $1.9 million during the three months ended September 30, 2022, from 2.38% to 3.22% of loans primarily due to an increase in specific reserves.
The ACL for the BFG equipment finance portfolio segment decreased $0.8 million during the three months ended September 30, 2022, from 0.84% to 0.64% of loans, primarily due to risk rating updates.

The estimate of the ACL at September 30, 2022 was informed by economic scenarios published in September 2022, economic information provided by additional sources, information about borrower financial condition and collateral values and other relevant information. The economic forecast used in modeling the quantitative ACL as of September 30, 2022, was a third-party provided baseline forecast. Some of the assumptions and data points informing the reasonable and supportable economic forecast used in estimating the quantitative ACL at September 30, 2022 included:
•Labor market assumptions, which reflected national unemployment at 3.7% for the fourth quarter of 2022, and 4.1% and 3.8% by the end of 2023 and 2024, respectively;
•Annualized growth in GDP at 0.6% for the fourth quarter of 2022, and 1.4% and 2.6% for 2023 and 2024, respectively;
•S&P 500 bottoming out in the fourth quarter of 2022 with a decline of 14.3%, and forecasting gains of 5% and 1.6% by end of 2023 and 2024, respectively.
•HPI growth of 5.7% in 2022, and declines of 3.3% and 1.7% by the end of 2023 and 2024, respectively.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$8,749,794	—%	$8,912,960	—%	$9,071,135	—%	$8,194,570	—%
Interest bearing	2,306,906	0.71%	3,038,038	0.22%	2,658,558	0.36%	3,017,301	0.31%
Savings and money market	13,001,566	1.22%	13,554,572	0.29%	13,150,357	0.64%	13,299,066	0.34%
Time	3,255,869	1.13%	2,866,746	0.35%	3,129,247	0.67%	3,520,674	0.51%
	$27,314,135	0.78%	$28,372,316	0.20%	$28,009,297	0.41%	$28,031,611	0.26%
The estimated amount of uninsured deposits at September 30, 2022 and December 31, 2021 was $18.9 billion and $20.2 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $528 million and $603 million at September 30, 2022 and December 31, 2021, respectively. The following table shows scheduled maturities of uninsured time deposits as of September 30, 2022 (in thousands):

Three months or less	$156,607
Over three through six months	95,259
Over six through twelve months	248,884
Over twelve months	10,038
$510,788

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans, and MBS. The following table presents information about the contractual balance of outstanding FHLB advances as of September 30, 2022 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2022 - One month or less	$4,095,000	2.83%
2022 - Over one month	875,000	3.27%
2023	325,000	3.15%
Total contractual balance outstanding	$5,295,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of September 30, 2022 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2022	$50,000	2.99%
2023	255,000	2.35%
2024	535,000	2.40%
2025	425,000	2.28%
2026	130,000	1.93%
Thereafter	25,000	2.50%
	$1,420,000	2.33%
See Note 6 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(2,793)	(3,400)
	397,207	396,600
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(5,012)	(5,400)
	294,988	294,600
Total notes	692,195	691,200
Finance leases	28,850	30,216
Notes and other borrowings	$721,045	$721,416

Liquidity and Capital Resources
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. FRB discount window borrowings provide an additional source of contingent liquidity. For the nine months ended September 30, 2022 and 2021, net cash provided by operating activities was $1.3 billion and $953 million, respectively.
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
The ALM policy establishes limits or operating thresholds and guidelines for a number of measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. The primary measures used to dimension liquidity risk are the ratio of available liquidity to volatile liabilities and a liquidity stress test coverage ratio. Other measures employed to monitor and manage liquidity include but are not limited to a 30-day total liquidity ratio, a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity, the ratio of FHLB advances to total assets and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. At September 30, 2022, BankUnited was in compliance with the limits prescribed by the ALM policy.
The ALM policy stipulates that BankUnited’s liquidity is within policy limits if the available liquidity/volatile liabilities ratio and liquidity stress test ratios exceed 100%. At September 30, 2022, BankUnited’s available liquidity/volatile liabilities ratio was 222% and the liquidity stress test ratio was 168%. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
Macro factors, including the initiation of quantitative tightening by the Fed, have recently led to reduced deposit levels across the banking system. BankUnited's total deposits declined by $1.1 billion during the quarter ended September 30, 2022, and there is uncertainty as to the future impact of monetary policy on deposit levels both system-wide and at BankUnited. We believe that we have sufficient on-balance sheet and contingent liquidity, through the sources described above, to satisfy our liquidity needs and cash requirements over the next twelve months.
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2022 and December 31, 2021, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.

The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2022 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,822,240	7.71%	N/A (1)	N/A (1)	$1,464,536	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,822,240	11.35%	$1,616,539	6.50%	$1,119,142	4.50%	$1,740,888	7.00%
Tier 1 risk-based capital	$2,822,240	11.35%	$1,989,586	8.00%	$1,492,190	6.00%	$2,113,935	8.50%
Total risk-based capital	$3,235,818	13.01%	$2,486,983	10.00%	$1,989,586	8.00%	$2,611,332	10.50%
BankUnited:
Tier 1 leverage	$3,202,664	8.78%	$1,824,177	5.00%	$1,459,341	4.00%	N/A	N/A
CET1 risk-based capital	$3,202,664	12.94%	$1,608,190	6.50%	$1,113,362	4.50%	$1,731,896	7.00%
Tier 1 risk-based capital	$3,202,664	12.94%	$1,979,310	8.00%	$1,484,483	6.00%	$2,103,017	8.50%
Total risk-based capital	$3,316,242	13.40%	$2,474,138	10.00%	$1,979,310	8.00%	$2,597,845	10.50%

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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario in parallel rate shock scenarios of plus 100, 200, 300 and 400 basis points at September 30, 2022 and December 31, 2021, as well as minus 100 and 200 basis points scenario at September 30, 2022. At September 30, 2022, the most likely rate scenario incorporated a bear flattening yield curve and floored all indices at 0%. We did not apply a falling rate scenario at December 31, 2021 due to the low prevailing interest rate environment at that time.

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at September 30, 2022 - increase (decrease)
In year 1	(8.1)%	(4.0)%	1.2%	1.3%	1.6%	1.7%
In year 2	(11.4)%	(4.2)%	3.4%	5.5%	7.2%	7.5%
Model Results at December 31, 2021 - increase
In year 1	N/A	N/A	2.5%	3.9%	4.3%	4.2%
In year 2	N/A	N/A	6.6%	11.5%	15.8%	20.4%
Management also simulates changes in EVE in various interest rate environments. The following table illustrates the modeled change in EVE in the indicated scenarios at September 30, 2022 and December 31, 2021:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at September 30, 2022 - increase (decrease):	2.9%	3.0%	(3.0)%	(7.2)%	(10.9)%	(14.2)%
Model Results at December 31, 2021 - increase (decrease):	N/A	N/A	0.4%	(1.0)%	(3.2)%	(5.0)%
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
Derivative Financial Instruments
Interest rate derivatives designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate liabilities and to changes in the fair value of fixed rate financial instruments, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At September 30, 2022, outstanding interest rate swaps, caps and collars designated as cash flow hedges had an aggregate notional amount of $2.1 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $100 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.9 billion at September 30, 2022. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
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
The following table presents information about the Company's exposure to instruments that reference LIBOR as of September 30, 2022 (in thousands):

	Maturing
	Prior to June 30, 2023	After June 30, 2023	Total
Investment securities	$—	$3,821,646	$3,821,646
Loans	479,767	4,760,961	5,240,728
Interest rate derivative contracts (1)	312,966	3,278,819	3,591,785
	$792,733	$11,861,426	$12,654,159

(1)Represents notional amount.
Impact of the COVID-19 Pandemic
A detailed discussion of the effects the COVID-19 pandemic had during 2021 on our Company appears in the "Impact of the COVID-19 Pandemic and Our Response" section in the MD&A of the Company's 2021 Annual Report on Form 10-K.
2021 and 2022 were characterized broadly by recovery of the U.S. economy from the impact of the COVID-19 pandemic. The actual and expected impact of the pandemic on our financial condition and results of operations continues to decline. Levels of criticized and classified assets remain elevated at September 30, 2022, when compared to pre-pandemic levels although they continue to trend downward. The composition of the balance sheet at September 30, 2022 and corresponding levels of net interest income reflect the opportunity cost of the decline in commercial loans and the increase in residential loans and securities that occurred over the course of the pandemic. Historically, commercial loans have generally tended to be higher yielding assets than residential loans and securities. During the first quarter of 2022, we welcomed our employees back to the office, adopting a hybrid work model for most non-branch employees. This model will likely continue to evolve over the near to medium term.

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

	Three Months Ended September 30, 2022	Three Months Ended June 30, 2022	Three Months Ended September 30, 2021
Income before income taxes (GAAP)	$117,083	$87,468	$114,400
Plus: Provision for (recovery of) credit losses	3,720	23,996	(11,842)
PPNR (non-GAAP)	$120,803	$111,464	$102,558
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

	September 30, 2022	December 31, 2021
Total stockholders’ equity	$2,480,985	$3,037,761
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,403,348	$2,960,124

Common shares issued and outstanding	77,599,408	85,647,986

Book value per common share	$31.97	$35.47

Tangible book value per common share	$30.97	$34.56
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
During the quarter ended September 30, 2022, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)(3)
July 1 - July 31, 2022	—	$—	—	$758,337
August 1 - August 31, 2022	—	$—	—	$758,337
September 1 - September 30, 2022	314,109	$34.36	314,109	$139,965,810
Total	314,109	$34.36	314,109

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.
(2) On May 2, 2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares. The Company completed its repurchases pursuant to the May 2 authorization in September 2022.
(3) On September 13, 2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of November 2022.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer