Form 10-K
period 2022-12-31
BankUnited, Inc.
filed 2023-02-22
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2022 was $2,742,608,124.

The number of outstanding shares of the registrant common stock, $0.01 par value, as of February 17, 2023 was 74,736,586.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2022

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ARRC	Alternative Reference Rates Committee
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BHC	Bank Holding company
BFG	Bridge Funding Group, Inc.
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCA	Cloud Computing Arrangements
CCAR	Comprehensive Capital Analysis and Review
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
CFPB	Consumer Financial Protection Bureau
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CRA	Community Reinvestment Act
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
DIF	Deposit insurance fund
DSCR	Debt Service Coverage Ratio
ESG	Environmental, social and governance
FASB	Financial Accounting Standards Board
FCA	The Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles

GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HPI	Home price indices
IBOR	InterBank Offered Rate
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration’s Paycheck Protection Program
Proxy Statement	Definitive proxy statement for the Company's 2023 annual meeting of stockholders
PSU	Performance Share Unit
REIT	Real Estate Investment Trust
ROU Asset	Right-of-use Asset
RSA	Restricted Share Award
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIEs	Variable interest entities
WARM	Weighted-average remaining maturity
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

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
•liquidity risk;
◦an inability to maintain adequate liquidity;
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
v

PART I
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $37.0 billion at December 31, 2022, is a bank holding company with one direct wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through banking centers located in Florida, the New York metropolitan area and Dallas, Texas. The Bank provides commercial lending and deposit services in the Southeast U.S through our wholesale banking office in Atlanta, Georgia, and provides certain commercial lending and deposit products through national platforms and certain consumer deposit products through an online channel. Our core business strategy is to build a leading regional commercial and small business bank, with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences and operational excellence, with an entrepreneurial work environment that empowers employees to deliver their best. To date, we have executed our strategy primarily through organic growth and anticipate that we will continue to do so.
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
Commercial loans—Our commercial loans, which are generally made to growing small business, middle-market and larger corporate entities and non-profit organizations, include secured and unsecured lines of credit, formula-based lines of credit, equipment loans, owner-occupied commercial real estate term loans and lines of credit, mortgage warehouse lines, capital call lines, letters of credit, commercial credit cards, SBA and USDA product offerings, Export-Import Bank financing products, trade finance and business acquisition finance credit facilities.
Through the Bank's two commercial lending subsidiaries, Pinnacle and Bridge, we provide municipal, equipment and franchise financing on a national basis. Pinnacle, headquartered in Scottsdale, Arizona, provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including essential use equipment lease purchase and loan agreements and direct (private placement) bond refundings. Bridge, headquartered in Baltimore, Maryland, offers large corporate and middle-market businesses equipment loans and leases including finance lease and operating lease structures through its equipment finance division. Bridge offers franchise equipment, acquisition and expansion financing through its franchise finance division.
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
Residential mortgages—We do not originate residential mortgages, but do invest in residential loans originated through correspondent channels and community partners. Our residential loan portfolio is primarily comprised of loans purchased on a national basis through select correspondent channels. This national purchase program allows us to diversify our loan portfolio, both by product type and geography. Residential loans purchased are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner-occupied property. A limited portion of the portfolio is secured by investor-owned properties. We do not originate or purchase negatively amortizing or sub-prime residential loans. We also acquire non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations. Such loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations.
Other consumer loans— We do not originate, or currently intend to originate a significant amount of consumer loans. Home equity loans and lines of credit and other consumer loans are not significant components of our loan portfolio or of our lending strategy.

Credit risk management - Credit is managed through our three lines of defense framework as prescribed in our credit policies and procedures.
•First Line of Defense - Credit opportunities are sourced, analyzed, recommended and managed by our lines of business in accordance with established credit procedures.
•Second Line of Defense - Our credit administration division, reporting to the Chief Risk Officer, is responsible for the evaluation and approval of recommended credit opportunities. Approval of credit and confirmation of risk ratings is performed within a risk-based delegated credit approval framework. The credit administration division also provides governance and oversight of our credit policies and procedures.
•Third Line of Defense - Credit Review, reporting directly to the Risk Committee of the Board of Directors, provides an independent assessment of credit risk and the effectiveness of credit risk management processes across the organization. Credit Review performs risk-based testing through both examinations and ongoing monitoring.
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

•Criticized Asset Committee with responsibilities including the evaluation and oversight of higher risk assets and oversight of workout and recovery functions; and

•Residential Credit Risk Management Committee with responsibilities including residential portfolio performance monitoring and certain bulk purchase transactional authorities.
Our In-house Lending Limits ranging from $125 million to $150 million, are based upon loan type and are further limited by risk-based Hold Limits that incorporate our assessment of the borrower’s financial condition and industry exposure. These limits are significantly below our legal lending limit. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.
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
Our Markets
Our primary banking markets are Florida and the Tri-State market of New York, New Jersey and Connecticut, concentrated in the New York Metropolitan area. We believe both represent long-term attractive banking markets. In Florida, our focus is on urban markets including the Miami-Dade, Broward, Palm Beach, Tampa, Orlando and Jacksonville markets. In 2022, we launched a wholesale banking office in Atlanta serving the Southeastern United States and opened a full service branch in Dallas, Texas. While the Atlanta and Dallas markets are not currently material to our business operations, they represent future growth opportunities. We expect to launch a wholesale banking office in Dallas in 2023.
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
Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities and establish capital requirements with which we must comply. The regulatory framework is intended primarily for the protection of depositors, borrowers, customers and clients, the FDIC deposit insurance fund and the banking system as a whole, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over BHCs, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs related to compliance with these laws and regulations.
The material statutory and regulatory requirements that are applicable to us are summarized below. The description below is not intended to summarize all laws and regulations applicable to us and is qualified in its entirety by reference to the full text of the statutes, regulations, policies and other written guidance that are described.
Bank and Bank Holding Company Regulation
BankUnited is a national bank. As a national bank organized under the National Bank Act, BankUnited is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC.
Any entity that directly or indirectly controls a bank must be approved by the Federal Reserve Board under the BHC Act to become a BHC. BHCs are subject to regulation, inspection, supervision and enforcement by the Federal Reserve Board under the BHC Act. The Federal Reserve Board's jurisdiction also extends to any company that is directly or indirectly controlled by a BHC.
BankUnited, Inc., which controls BankUnited, is a BHC and, as such, is subject to ongoing and comprehensive supervision, regulation, inspection and enforcement by the Federal Reserve Board.
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
The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, compliance or other aspects of a banking organization's operations are less than satisfactory, or that the banking organization is operating in an unsafe or unsound manner. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
•enjoin "unsafe or unsound" practices;
•require affirmative actions to correct any violation or practice;
•issue administrative orders that can be judicially enforced;
•direct increases in capital;
•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth;
•assess civil monetary penalties;
•remove officers and directors;
•terminate deposit insurance; and
•appoint a conservator or receiver.
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject BankUnited, Inc., the Bank and their subsidiaries or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.
Notice and Approval Requirements Related to Control
BankUnited, Inc. must generally receive bank regulatory approval before it can acquire a financial institution. Specifically, as a BHC, BankUnited, Inc. must obtain prior approval of the Federal Reserve in connection with any acquisition that would result in BankUnited, Inc. acquiring substantially all the assets, or owning or controlling 5% or more of any class of voting securities, of a bank or another BHC. The statutory factors that the Federal Reserve is required to consider in considering an application include the financial and managerial resources of the parties and the future prospects of the combined organization, the effects of the transaction on competition, the convenience and needs of the community, including the record of performance of the parties under the Community Reinvestment Act, the effectiveness of the acquiring company in combating money-laundering activities and the impact of the transaction on the financial stability of the U.S. banking or financial system.
In addition, federal and state banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution or BHC. These laws include the BHC Act and the Change in Bank Control Act. Among other things, these laws require regulatory filings by individuals or companies that seek to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination of whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock.
Subject to rebuttal, a party may be presumed to control a depository institution or other company for purposes of the BHC Act and the Change in Bank Control Act if the investor owns or controls 10% or more of any class of voting stock.
The BHC Act prohibits any entity from acquiring 25% (as noted above, the BHC Act has a lower limit for acquirers that are existing BHCs) or more of a BHC’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a BHC or bank without the approval of the Federal Reserve. The Federal Reserve has rule-based standards for determining whether one company has control over another. These rules established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationships and restrictive contractual covenants. Investors can hold up to 24.9% of the voting securities and 33% of the total equity of a company without necessarily having a controlling influence.

Permissible Activities and Investments
Banking laws generally restrict the ability of BankUnited, Inc. to engage in activities other than those determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The GLB Act expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. BankUnited, Inc. is not a financial holding company.
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
Banking organizations that fail to maintain the minimum required capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers, with distributions and discretionary bonus payments being completely prohibited if no capital conservation buffer exists, or in the event of the following: (i) the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter; and (ii) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period. Further, the federal bank regulatory agencies may set higher capital requirements for an individual BHC or bank when circumstances warrant it.

Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2022, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2022, BankUnited, Inc. and BankUnited were well-capitalized.
Source of strength
All companies, including BHCs, that directly or indirectly control an insured depository institution, are required to serve as a source of financial and managerial strength for the depository institution. Under this requirement, BankUnited, Inc. in the future could be required to provide financial assistance to BankUnited should it experience financial distress. Such support may be required at times when, absent this statutory and Federal Reserve requirement, a BHC may not be inclined to provide it.
Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require its BHC to guarantee a capital restoration plan. In addition, if the Federal Reserve believes that a BHC’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the BHC to terminate the activities, liquidate the assets or divest the affiliates.
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
In addition, it is the policy of the Federal Reserve Board that BHCs should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that BHCs should not maintain a level of cash dividends that undermines the BHC’s ability to serve as a source of strength to its banking subsidiaries. As a Delaware corporation, BankUnited, Inc. is also subject to certain limitations and restrictions under Delaware corporate law with respect to payment of dividends and other distributions.
Limits on Transactions with Affiliates and Insiders
Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements.
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
The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules for all FDIC-insured institutions by two basis points, beginning the first quarterly assessment period of 2023. There is a risk that BankUnited’s deposit insurance premiums will further increase if failures of insured depository institutions deplete the DIF or if the FDIC changes its view of the risk BankUnited poses to the DIF or otherwise increases the assessment rate adjustment applicable to BankUnited’s deposits.
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
Federal Reserve System and Federal Home Loan Bank System
As a national bank, BankUnited is required to hold shares of capital stock in a Federal Reserve Bank. BankUnited holds capital stock in the Federal Reserve Bank of Atlanta. As a member of the Federal Reserve System, BankUnited has access to the Federal Reserve discount window lending and payment clearing systems. Pursuant to the regulations of the Federal Reserve, all banks, including Bank United, are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at a Federal Reserve Bank.
BankUnited is a member of the Federal Home Loan Bank of Atlanta. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from an FHLB must be secured by specified types of collateral. As a member of the FHLB, BankUnited is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankUnited is in compliance with this requirement.
Anti-Money Laundering and OFAC
Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; a risk-based customer due diligence program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, customer identification, and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.
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
Many states and local jurisdictions have consumer protection laws analogous to, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.
Privacy and Information Security
Banking organizations are subject to many federal and state laws and regulations governing the collection, use and protection of customer information. For example, the Gramm-Leach-Bliley Act requires BankUnited to disclose its privacy policies and practices relating to sharing nonpublic customer information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires BankUnited to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information.

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
The Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The federal bank regulators examine and assign each bank a public CRA rating.
The CRA requires federal bank regulators to take into account the bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA performance of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. If BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. A less than satisfactory CRA rating could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's CRA performance is made available to the public. Following its most recent CRA performance evaluation in October 2021, BankUnited received an overall rating of "Satisfactory."
Human Capital Resources
At December 31, 2022, we had 1,598 full-time employees and 38 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our employees are our greatest asset and vital to our success. As such, we seek to hire and retain the best candidate for each position, without regard to age, gender, ethnicity, or other protected trait, but with an appreciation for a diversity of perspectives and experience. We have designed a compensation structure including an array of benefit plans and programs that we believe is attractive to our current and prospective employees. We have a Company sponsored 401(k) Retirement Savings Program, a tuition reimbursement program, flexible spending accounts and health savings accounts with Company contributions. BankUnited offers paid time off, paid parental leave for male and female employees, paid holidays, flexible work schedules and hybrid and remote job opportunities, where possible.
Diversity, Equity and Inclusion
Our goal is to create a safe, diverse and inclusive workplace where individuals are valued, feel free to express themselves, are empowered to succeed and are able to grow both personally and professionally. At December 31, 2022, 33% of the members of our Board of Directors were female and 44% were of diverse nationality or ethnicity. Approximately 57% of our workforce was female.

The following chart further illustrates the diversity of our workforce at December 31, 2022:

We offer diversity and inclusion training to all of our employees.

iCARE™

Through our iCARE™ ("Inclusive Community of Advocacy, Respect and Equality") initiative, we have launched a number of programs intended to foster a culture that promotes social justice, equal access, community development and opportunity. Our iCARE™ Council, consisting of 14 employees with diverse backgrounds and perspectives across different divisions in our organization, oversees the continued evolution of iCARE™ and 16 employees serving as iCARE™ ambassadors promote engagement in iCARE™ programs across the organization. Employees are encouraged to participate in interactive events, cultural celebrations, an enterprise-wide mentorship program and volunteer opportunities. In 2022, our employees reported a total of 2,650 volunteer hours serving 110 community organizations. Our employees are given paid time to participate in community volunteer opportunities.

BankUnited has partnered with five universities in our local markets to provide scholarships and internship programs, with a primary focus on minority high school and college students. Since the inception of this initiative in 2020, 63 college and high school students have participated; 23 of them have been hired for full time roles at the Bank. We launched the ATOM Pink Tank program in partnership with Florida International University - a six-month leadership, mentorship, and research development program to empower female students pursuing STEM careers. Pink Tank participants receive weekly guidance and mentorship by BankUnited employees throughout the ten-week research and competition stage. The students connect with BankUnited professionals of all levels and disciplines. Since the inception of this initiative in 2020, 28 students have completed the program and 20 new students have been selected for the 2022-2023 cohort. To date, BankUnited has hired six female students and garnered participation of over 40 BankUnited employees representing 20 departments across the Bank.
Through iCARE™ we established and encouraged our employees to participate in the "Adopt A Neighborhood" program in Florida focused on an under-served predominantly minority community and the "Entrepreneurship Initiative" in New York in partnership with a local university and community organizations. Through the "Heir’s Program" we have brought together a consortium of expertise to provide legal services and education to predominantly minority families seeking to maintain property in family lineage.
Health, Wellness and Safety
The safety and wellness of our employees is fundamental to the success of our Company. Our Wellness Program incorporates initiatives that address the mental, physical, intellectual, occupational, social, emotional, financial and spiritual components of wellness. The BankUnited Corporate Center has an on-site fitness facility and we provide our employees with on-site health screenings, eye exams, dental exams, mammograms, and vaccine clinics. Employees can choose to participate in nutrition counseling, music and art therapy, live and streaming fitness classes, meditation sessions, live and virtual learning opportunities with area wellness experts. We offer safety programs including first aid and CPR courses. For participation in our Wellness Program, we offer our employees a reduced premium rate for medical insurance coverage.

In recognition of our employee wellness programs, BankUnited received the Healthiest Employer Award from the South Florida Business Journal in 2020, 2021 and 2022. In 2022, BankUnited was listed as number three among America's Top 100 Healthiest Employers by Springbuk HR Technology and was awarded the Worksite Wellness Award by the Florida Department of Health in 2021.
Career Growth and Development
Our Go for More™ Academy provides an extensive menu of training and resources that enable employees to develop their skills and that promote collaboration and career development. Our Rising Leaders, Situational Leadership and EXCELerate programs provide our employees with career development opportunities. In 2022, 373 employees enrolled in mentoring programs and a total of 3,066 mentoring hours were reported.
Communication & Engagement
Employee engagement is a key contributor to our success. In September 2022, 81% of our employees participated in an engagement survey conducted by an outside firm. Survey results reported an increase in overall engagement, defined as employees who responded favorably, from 73% in 2020 to 81% in 2022. The 81% overall engagement score in 2022 favorably compared to an industry benchmark of 76%. Our Kudos Employee Recognition platform encourages employees to recognize one another's contributions and accomplishments. The Company schedules regular CEO update video calls, town hall meetings and other engagement programs.
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
While acquisitions have not historically been a primary component of our business strategy, we may opportunistically consider potential acquisitions of financial institutions and complementary non-bank businesses. There are risks that may inhibit our ability to successfully execute such acquisitions, such as competition with other potential acquirers, the ability to obtain the required regulatory approvals in a timely matter or at all, and the successful integration of a consummated acquisition and realization of the expected benefits.
Growth, whether organic or through acquisition, is dependent on the availability of capital and funding. Our ability to raise capital through the sale of stock or debt securities and our ability to secure funding to support earning asset growth may be affected by market conditions, economic conditions or regulatory changes. There is no assurance that sufficient capital or funding to enable growth will be available in the future, upon acceptable terms or at all.

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
Failure to perform well in any of these areas or in general to successfully respond to the competitive pressures we face could make it harder for us to attract and retain customers and significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.
Crypto-currencies and blockchain technology continue to be explored as vehicles to enhance transactional security throughout the financial services industry and could eventually reduce or alter the need for banks as financial deposit-keepers and intermediaries.
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
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. Consumers and businesses may change their behavior as a result of these concerns. We and our customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. One of our primary market areas is the state of Florida, particularly in coastal areas; as such, we may have an increased vulnerability to the ultimate impacts of climate change as compared to some of our competitors.
We depend on our executive officers and key personnel to execute our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other key personnel. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships could be difficult to replicate. The composition of our senior management team and our other key personnel may change over time. While we are currently finalizing and expect to successfully enter into a new contract with our Chairman, President and Chief Executive Officer, the term of the existing employment contract expired on December 31, 2022 and a result is currently an at-will employment relationship. Other members of our senior management team are not subject to employment agreements. Our success also depends on the experience of other key personnel and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
Increasing scrutiny and changing expectations from investors and customers with respect to our ESG practices and those of our customers may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, customers and employees on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace culture and conduct. We have expended and may further expend resources to monitor, report and adopt policies and practices that we believe will improve compliance with our evolving ESG goals and plans, as well as third party imposed ESG-related standards and expectations. If our ESG practices do not meet evolving rules and regulations or investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain leading experts, employees and other professionals, and our ability to attract new customers and investors could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of the Company may lead to negative investor sentiment, stock price fluctuations and the diversion of investment to other companies.
The COVID-19 pandemic
The COVID-19 pandemic caused substantial disruption to the global and domestic economies and impacted the Company’s business, financial condition and results of operations. Vaccines and treatments have evolved, the impact of the pandemic on public health has lessened and the U.S. and global economies have in many respects recovered from the COVID-19 pandemic. However, certain adverse consequences of the pandemic, such as labor market and supply chain disruptions, continue to have an impact on the macroeconomic environment and uncertainty remains around the future impact.

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
If management's assumptions and judgments prove to be incorrect, our credit loss models prove to be inaccurate or our processes and controls governing the determination of the amount of the ACL prove ineffective, our ACL may be insufficient and we may be required to increase our ACL. In addition, regulatory authorities periodically review our ACL and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different from those of our management. Adverse economic conditions could make management's estimate even more complex and difficult to determine. Any increase in our ACL will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of the Allowance for Credit Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Credit Losses."
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
A material portion of our loans are secured by residential or commercial real estate. The ability of our borrowers to repay their obligations and our financial results may therefore be adversely affected by changes in real estate values. Commercial real estate valuations in particular are highly subjective, as they are based on many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, demographic and market trends such as the potential impact of the ongoing shift to online shopping on retail properties or the trend toward remote and hybrid work on office properties, occupancy rates, the level of rents, regulatory changes such as recent changes to New York rent regulation, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. The properties securing income-producing investor real estate loans may not be fully leased at the origination of the loan. A borrower's ability to repay these loans is dependent upon stabilization of the properties and additional leasing through the life of the loan or the borrower's successful operation of a business. Weak economic conditions may impair a borrower's business operations, lead to elevated vacancy rates or lease turnover, slow the execution of new leases or result in falling rents. These factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Similarly, residential real estate valuations can be impacted by housing trends, demographic trends, the availability of financing at reasonable interest rates, the level of supply of available housing, governmental policy regarding housing and housing finance and general economic conditions affecting consumers.

Real estate values may also be impacted by weather-related events and other man-made or natural disasters, or ultimately, by the impact of climate change.
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
Our equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased equipment is sensitive to shifts in general and industry-specific economic and market trends, governmental regulations and changes in trade flows from specific events such as natural or man-made disasters. A significant portion of our equipment under operating lease consists of railcars and other equipment used directly or indirectly in oil and gas drilling activities; future lease rates, the demand for this equipment and its valuation are heavily influenced by conditions in the energy industry. Although we regularly monitor the value of the underlying assets and the potential impact of declines in oil and natural gas prices on the value of equipment on operating lease, there is no assurance that the value of these assets will not be adversely impacted by conditions in the energy industry. The value of these assets may also be more susceptible to adverse effects caused by climate change or measures, including regulatory actions, taken to mitigate it, or by ESG considerations.
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
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. A flat or inverted yield curve or tightening credit spreads may limit our ability to add higher yielding assets to the balance sheet and place downward pressure on our net interest margin, negatively impacting our net interest income in the future. Our deposit costs tend to be correlated with short-term rates; increases in short-term interest rates may exert upward pressure on our cost of deposits. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. When interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may, among other things, reduce the demand for loans and lower-priced deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios. Competitive conditions may also impact the interest rates we are able to earn on new loans or are required to pay on deposits, negatively impacting both our ability to grow deposits and interest earning assets and our net interest income.
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
The recent and rapid rise in interest rates by the Federal Reserve, volatility in rate markets and/or changes in our customers' behavior in response to those dynamics could have an adverse impact on BankUnited's interest rate risk profile or make interest rate risk more challenging to manage.

  The discontinuance of the LIBOR benchmark interest rate may have an impact on our business, financial condition and results of operations.
The FCA, which regulates LIBOR, discontinued the one-week and two-month LIBOR tenors effective December 31, 2021. The remaining tenors will be discontinued effective June 30, 2023. The Company has implemented SOFR as its preferred alternative to LIBOR and has ceased originating LIBOR based loans, although financial instruments indexed to LIBOR remain in the loan, securities and derivatives portfolios. While we have performed an extensive evaluation of the fallback provisions of all LIBOR indexed instruments and continue to execute a comprehensive reference rate reform roadmap, execution risk related to the transition remains. Reference rate transition may have an adverse impact on the value of, return on and trading markets more globally for a broad array of financial products, including any LIBOR-based securities, loans, borrowings and derivatives that are included in our financial assets and liabilities. The discontinuation of LIBOR may create uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, which may also impact our net interest income. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest earned on certain assets and a reduction in the value of certain assets. As we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our financial condition and results of operations.
Liquidity Risk
A failure to maintain adequate liquidity could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under extraordinary or unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources at an acceptable price, or at all include, but are not limited to: a downturn in economic conditions in the geographic markets in which our operations are concentrated or in the financial or credit markets in general; increases in interest rates; the availability of sufficient collateral that is acceptable to the FHLB and the Federal Reserve Bank, both of whom provide us with contingent sources of liquidity; fiscal and monetary policy including the current quantitative tightening posture of the Federal Reserve which is negatively impacting systemic liquidity; and regulatory changes. Our access to liquidity in the form of deposits may also be affected by the liquidity needs of our depositors and by competition for deposits in our primary markets. A substantial portion of our liabilities consist of deposit accounts that are payable on demand or upon several days' notice, while by comparison, the majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future. A failure to maintain adequate liquidity could materially and adversely affect our business, financial condition or results of operations.
Loss of deposits or a change in deposit mix could increase our funding costs.
Deposits are typically a relatively low cost and stable source of funding. We compete with banks and other financial institutions for deposits. The current quantitative tightening posture of the Federal Reserve has had the effect of reducing the amount of deposits in the banking system overall and BankUnited experienced net deposit outflows in 2022. A portion of our deposit base consists of companies serving the residential real estate eco-system and is exposed to the overall health and level of activity in that eco-system; in the current interest rate environment, the level of mortgage origination activity has declined considerably. As a result of these factors, we could lose deposits in the future or see an increase in costs associated with maintaining deposits. Clients may shift their deposits into higher cost products, or we may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits are replaced with wholesale funding. Higher funding costs reduce our net interest margin, net interest income, and net income.
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
Operational Risk
We rely on analytical and forecasting models and tools that may prove to be inadequate or inaccurate, which could adversely impact the effectiveness of our strategic planning, the quality of certain accounting estimates including the ACL, the effectiveness of our risk management framework including but not limited to credit, interest rate and liquidity risk monitoring and management and thereby our results of operations.
The processes we use to forecast future performance and estimate expected credit losses, the effects of changing interest rates, sources and uses of liquidity, real estate values, and economic trends and indicators on our financial condition and results of operations depend upon the use of analytical and forecasting tools and models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the tools and models that utilize them may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If these tools prove to be inadequate or inaccurate, our strategic planning processes, risk management and monitoring framework, earnings and capital may be adversely impacted.
New lines of business, new products and services or strategic project initiatives may subject us to additional operational risks, and the failure to successfully implement these initiatives could affect our results of operations.
From time to time, we may launch new lines of business, expand into new geographies or offer new banking products and services, which offerings may significantly increase operational, credit or reputational risks. Significant effort and resources may be required to manage and oversee the successful development, implementation, launch or scaling of new initiatives, which effort and resources may be diverted from other of our products or services. While we invest significant time and resources in developing, marketing and managing new products and services, there are material uncertainties that could adversely impact estimated implementation and operational costs or projected adoption, sales, revenues or profits, and no assurance can be given that any new offerings will be successfully developed, implemented, launched or scaled. New products and services may require startup costs and operational changes, as well as continued marketing campaigns to bring in new customers and retain existing ones. These new products and services take time to develop and grow and if not successfully implemented may result in unmet profitability targets, increased costs or other adverse impacts on our results of operations.
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
Our business is highly dependent on the successful and uninterrupted functioning of our information technology, internet and network connectivity and telecommunications systems. We rely on these systems and connectivity to process new and renewed loans, gather deposits, process customer and other transactions, provide customer service, facilitate collections, facilitate remote work and share data across our organization. The failure of these systems and technologies could interrupt our operations. We may be subject to disruptions of our information technology and telecommunications systems arising from events that are wholly or partially beyond our control which may give rise to disruption of service to customers and of our employees' ability to perform their jobs. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits, process customer transactions, provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We are dependent on third-party service providers for significant aspects of our business infrastructure, information technology, and telecommunications systems.
We rely on third parties to provide key components of our business infrastructure and major systems including, but not limited to, core banking systems such as loan servicing and deposit transaction processing systems, cloud-based data storage, our electronic funds transfer transaction processing, cash management, online banking services, and computer and networking infrastructure. We have migrated a significant portion of our core information technology systems, data storage and customer-facing applications to private and public cloud infrastructure platforms. If we fail to administer these new environments in a well-managed, secure and effective manner, or if these platforms become unavailable or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business, financial condition and results of operations. We must successfully develop and maintain information, financial reporting, disclosure, data-protection and other controls adapted to our reliance on outside platforms and providers. In addition, service providers could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. While we have an established third-party risk management framework and select and monitor the performance of third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or the termination of a third-party software license or service agreement on which any of these systems is based, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. In many cases, our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Financial or operational difficulties of a third-party vendor could also adversely affect our operations if those difficulties interfere with the vendor's ability to serve us effectively or at all. Replacing these third-party vendors could also create significant delays and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
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
In addition, we interact with and rely on financial counterparties for whom we process transactions and who process transactions for us and rely on other third parties, as discussed above. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins, and other cybersecurity breaches described above. The cybersecurity measures that they maintain to mitigate the risk of such activity may be different from our own and, in many cases, we do not have any control over the types of security measures they may choose to implement. We may also incur costs as a result of data or security breaches of third parties with whom we do not have a significant direct relationship. As a result of financial entities and technology systems becoming more interdependent and complex, a cyber-incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us.
Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues.
We have taken measures to implement safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. We have a comprehensive set of information security policies and protocols and a dedicated information security division that reports to the Chief Information Officer, with a direct reporting line to and oversight by the Risk Committee of the Board of Directors. The Risk Committee receives regular reporting related to information security risks and the monitoring and management of those risks.
Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.
Financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with and pro-actively and quickly respond to technological advances and to invest in new technology as it becomes available. Many of our larger competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The widespread adoption of new technologies, including, but not limited to, digitally enabled products and delivery channels and payment systems, could require us to incur substantial expenditures to modify or adapt our existing products and services. Our failure to respond to the impact of technological change could have a material adverse impact on our business, financial condition and results of operations.
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
We operate in a highly regulated environment, and are subject to comprehensive statutory, legal and regulatory regimes, see Item 1 "Business—Regulation and Supervision." Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to BankUnited, Inc., restrict the ability of institutions to guarantee our debt, and impose specific accounting requirements on us. Banking regulators may also from time to time focus on issues that may impact the pace of growth of our business, our ability to execute our business strategy and our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal banking agencies, including the OCC, Federal Reserve Board and CFPB, periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our reputation, results of operations and capital base.
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
The Inflation Reduction Act of 2022 generally imposes a 1% excise tax on share repurchases executed by the Company. While we do not currently expect the excise tax to materially impact the level of share repurchase activity we would otherwise contemplate, it will add an element to our analysis of whether and to what extent to engage in share repurchases, and may lead to an increase in operating expenses.
Our ability to expand through acquisition or de novo branching requires regulatory approvals, and failure to obtain them may restrict our growth.
We may identify opportunities to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution's record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell or close branches, or precluded from doing so, as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
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
Current inflationary trends may lead to an increase in our operating expenses, or those of our clients which may in turn impact their operating results and ability to repay their obligations to us.
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
•actions by institutional shareholders; and
•stock market volatility caused by other external events.
We may not be able to attract and retain skilled employees
Our success depends, in large part, on our ability to attract and retain key people. Due to competition, general labor market dynamics, the ongoing transition to more remote and hybrid work and other factors, we may have difficulty recruiting qualified personnel, including uniquely qualified personnel to ensure the continued growth and successful operation of our business. The unexpected loss of the services of one or more of our key personnel could have an adverse impact on our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
BankUnited's corporate headquarters is located in leased office space in Miami Lakes, Florida. We also lease office space in New York and Atlanta. Our subsidiaries lease office space in Baltimore, Maryland and Scottsdale, Arizona. At December 31, 2022, we provided banking services at 59 banking centers located in Florida, New York and Texas. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 17, 2023 was $36.79 per share. As of February 17, 2023, there were 566 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2023 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.25 and $0.23 per share on its common stock for each of the four quarters in the years ended December 31, 2022 and 2021, respectively, resulting in total dividends for the years ended December 31, 2022 and 2021 of $78.9 million and $83.4 million, or $1.00 and $0.92 per common share, respectively. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements and other factors that our board of directors may deem relevant. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2017 and December 31, 2022, with the comparative cumulative total return of such amount on the S&P 500 Index and the KBW Nasdaq Regional Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Index Value
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
BankUnited, Inc.
S&P 500 Index
KBW Nasdaq Regional Banking Index

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
BankUnited, Inc.	100.00	75.15	94.11	93.26	116.01	95.49
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
KBW Nasdaq Regional Banking Index	100.00	80.63	97.07	85.33	113.65	102.90

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2022	328,368	$34.75	328,368	$128,555,763
November 1 - November 30, 2022	187,103	$34.74	187,103	$122,055,558
December 1 - December 31, 2022	1,393,708	$33.61	1,393,708	$75,211,558
Total	1,909,179	$33.92	1,909,179

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.
(2) On September 13, 2022, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares.

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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2022 and 2021 and results of operations for each of the years then ended. Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a discussion and analysis of the more significant factors that affected periods prior to 2021.
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
Performance highlights include:
•Net income for year ended December 31, 2022 was $285.0 million, or $3.54 per diluted share, compared to $415.0 million, or $4.52 per diluted share, for the year ended December 31, 2021. For the year ended December 31, 2022, the return on average stockholders' equity was 10.6% and the return on average assets was 0.79%.
•Pre-tax, pre-provision net revenue ("PPNR") was $450.3 million for the year ended December 31, 2022, compared to $382.3 million for the year ended December 31, 2021. PPNR for the year ended December 31, 2021 was impacted by certain notable items, further discussed below in the sections titled "Results of Operations - Non-Interest Income" and "Results of Operations - Non-Interest Expense".
•Loans, excluding the runoff of PPP loans, grew by $1.4 billion for the year ended December 31, 2022. The core C&I and commercial real estate portfolio segments grew by a total of $1.6 billion, offset by declines in other commercial segments. Given the market-wide decline in mortgage origination activity, mortgage warehouse loans declined by $567 million. The residential segment grew by $532 million for the year ended December 31, 2022.

•The net interest margin, calculated on a tax-equivalent basis, expanded to 2.68% for the year ended December 31, 2022, from 2.38% for the year ended December 31, 2021. Net interest income increased by $117.3 million compared to the year ended December 31, 2021. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2022 and 2021 (on a tax equivalent basis):
•In response to the rising interest rate environment and tightening liquidity, particularly over the latter half of the year, the average cost of total deposits rose to 0.65% for the year ended December 31, 2022, from 0.24% for the year ended December 31, 2021. The yield on average interest earning assets increased to 3.59% for the year ended December 31, 2022, from 2.86% for the year ended December 31, 2021.
•For the year ended December 31, 2022, the Company recorded a provision for credit losses of $75.2 million, compared to a recovery of the provision for credit losses of $(67.1) million for the year ended December 31, 2021. The recovery recorded for the year ended December 31, 2021 was reflective of emergence of the economy from the COVID-19 pandemic while the provision for the year ended December 31, 2022 reflected a heightened level of uncertainty around the future trajectory of the economy. The ratio of the ACL to total loans increased to 0.59% at December 31, 2022, from 0.53% at December 31, 2021.
•Total deposits declined by $1.9 billion and non-interest bearing demand deposits declined by $938 million during the year ended December 31, 2022, consistent with the broader outflow of deposits from the banking system as the Federal Reserve increased its benchmark interest rate and adopted a policy stance of quantitative tightening. Time deposits grew by $884 million during the year ended December 31, 2022, reflecting a strategy to extend the term of deposits. The following charts illustrate the composition of deposits at the dates indicated:

•The positive trend in levels of criticized and classified loans continued during the year ended December 31, 2022, declining by $722 million; the annualized net charge-off ratio was 0.22% compared to 0.29% for the year ended December 31, 2021. The ratio of non-performing loans to total loans was 0.42% at December 31, 2022, compared to 0.87% at December 31, 2021. The guaranteed portion of SBA loans on non-accrual status represented 0.16% of total loans and 38% of non-performing loans at December 31, 2022.
•Results for the year ended December 31, 2022 were impacted by declines in the fair value of investment securities. Accumulated Other Comprehensive Loss increased by $422 million for the year, primarily due to an increase in unrealized losses on investment securities available for sale. Unrealized losses were generally attributable to rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. None of the unrealized losses were attributable to credit loss impairments. Non-interest income was impacted by a $19.7 million decline in the fair value of certain preferred stock investments.
•Book value per common share and tangible book value per common share was $32.19 and $31.16, respectively, at December 31, 2022, compared to $35.47 and $34.56, respectively at December 31, 2021.
•During the year ended December 31, 2022, the Company repurchased approximately 10.3 million shares of its common stock for an aggregate purchase price of $401.3 million, at a weighted average price of $39.13 per share.
•In the first quarter of 2022, the Company increased its quarterly cash dividend by $0.02, to $0.25 per share, reflecting a 9% increase from the previous quarterly cash dividend of $0.23 per share and maintained that quarterly dividend level through 2022.
•During the year ended December 31, 2022, we opened a new wholesale banking office in Atlanta and a new banking center in Dallas.

•The Company's and the Bank's capital ratios exceeded all regulatory "well capitalized" guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines at the dates indicated:
BankUnited, Inc.
BankUnited, N.A
Strategic Priorities
Our vision is to build a leading regional commercial and small business bank, with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences, and operational excellence with an entrepreneurial work environment that empowers employees to deliver their best. Management has identified the following strategic priorities for our Company:
•Building a scalable middle market and small business franchise by growing core customer relationships on both sides of the balance sheet;
•Maximizing risk adjusted returns through a combination of sustainable, diversified and prudently managed organic growth and capital optimization;
•Transitioning the left side of the balance sheet to a mix of assets with higher risk-adjusted returns;
•Growth of depository relationship with an emphasis on new non-interest bearing deposit relationships;

•Playing where we can win - focusing on niche business segments where our delivery model is a differentiator;
•Investing in people, processes and technology to support organic growth;
•Using technology to enable success by investing in digital capabilities and nimble architecture;
•Retaining the ability to pivot nimbly when opportunities arise;
•Maintaining an efficient, effective and scalable support model through operational excellence;
•While our primary growth strategy is organic, we will continue to monitor the M&A landscape.
Some of the challenges confronting our Company, certain of which may impact the banking industry more broadly, include:
•The ultimate impact of monetary policy on liquidity remains uncertain and competition for deposits is intense. This may impact our ability to grow deposits and/or lead to increases in the cost of deposits.
•Economic conditions may not turn out to be as favorable as current consensus forecasts indicate. A more severe economic downturn could limit the demand for our products and services or lead to an increase in credit losses.
•Achieving planned commercial loan growth may be challenging in an uncertain and competitive environment.
•Talent attraction and retention are a focus given current labor market dynamics and trends.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates. The most significant estimate impacting the Company's financial statements is the ACL.
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
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements for a discussion of recent accounting pronouncements.
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

	Years Ended December 31,
	2022			2021			2020
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
Assets:
Interest earning assets:
Loans	$23,937,857	$947,386	3.96%	$23,083,973	$814,101	3.53%	$23,385,832	$879,082	3.76%
Investment securities (2)	10,081,701	283,081	2.81%	9,873,178	155,353	1.57%	8,739,023	196,954	2.25%
Other interest earning assets	675,068	15,709	2.33%	1,093,869	6,010	0.55%	672,634	9,578	1.42%
Total interest earning assets	34,694,626	1,246,176	3.59%	34,051,020	975,464	2.86%	32,797,489	1,085,614	3.31%
Allowance for credit losses	(132,033)			(197,212)			(236,704)
Non-interest earning assets	1,721,570			1,770,685			1,860,322
Total assets	$36,284,163			$35,624,493			$34,421,107
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,538,906	13,919	0.55%	$3,027,649	8,550	0.28%	$2,582,951	19,445	0.75%
Savings and money market deposits	12,874,240	130,705	1.02%	13,339,651	43,082	0.32%	10,843,894	85,572	0.79%
Time deposits	3,338,671	35,348	1.06%	3,490,082	15,964	0.46%	6,617,939	94,963	1.43%
Total interest bearing deposits	18,751,817	179,972	0.96%	19,857,382	67,596	0.34%	20,044,784	199,980	1.00%
Federal funds purchased	157,979	2,723	1.72%	33,945	30	0.09%	71,858	418	0.58%
FHLB advances	4,383,507	97,763	2.23%	2,622,723	59,116	2.25%	4,295,882	85,491	1.99%
Notes and other borrowings	721,223	37,033	5.13%	721,803	37,018	5.13%	592,521	29,962	5.06%
Total interest bearing liabilities	24,014,526	317,491	1.32%	23,235,853	163,760	0.70%	25,005,045	315,851	1.26%
Non-interest bearing demand deposits	8,861,111			8,480,964			5,760,309
Other non-interest bearing liabilities	708,473			784,031			786,337
Total liabilities	33,584,110			32,500,848			31,551,691
Stockholders' equity	2,700,053			3,123,645			2,869,416
Total liabilities and stockholders' equity	$36,284,163			$35,624,493			$34,421,107
Net interest income		$928,685			$811,704			$769,763
Interest rate spread			2.27%			2.16%			2.05%
Net interest margin			2.68%			2.38%			2.35%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $12.7 million, $13.3 million and $14.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $3.0 million, $2.7 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	2022 Compared to 2021			2021 Compared to 2020
	Change Due to Volume	Change Due to Rate	Increase	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$34,024	$99,261	$133,285	$(11,194)	$(53,787)	$(64,981)
Investment securities	5,301	122,427	127,728	17,824	(59,425)	(41,601)
Other interest earning assets	(9,772)	19,471	9,699	2,284	(5,852)	(3,568)
Total interest earning assets	29,553	241,159	270,712	8,914	(119,064)	(110,150)
Interest Expense Attributable to:
Interest bearing demand deposits	(2,806)	8,175	5,369	1,245	(12,140)	(10,895)
Savings and money market deposits	(5,755)	93,378	87,623	8,476	(50,966)	(42,490)
Time deposits	(1,556)	20,940	19,384	(14,805)	(64,194)	(78,999)
Total interest bearing deposits	(10,117)	122,493	112,376	(5,084)	(127,300)	(132,384)
Federal funds purchased	2,140	553	2,693	(36)	(352)	(388)
FHLB advances	39,172	(525)	38,647	(37,544)	11,169	(26,375)
Notes and other borrowings	15	—	15	6,641	415	7,056
Total interest expense	31,210	122,521	153,731	(36,023)	(116,068)	(152,091)
Increase (decrease) in net interest income	$(1,657)	$118,638	$116,981	$44,937	$(2,996)	$41,941
Net interest income, calculated on a tax-equivalent basis, was $928.7 million for the year ended December 31, 2022, compared to $811.7 million for the year ended December 31, 2021, an increase of $117.0 million. The increase in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $270.7 million and $153.7 million, respectively, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in tax equivalent interest income was driven primarily by increases in interest income from loans and investment securities of $133.3 million and $127.7 million, respectively, for the year ended December 31, 2022 compared to the year ended December 31, 2021. These increases reflected increases in both the average balance of and yields on loans and investment securities in a rising interest rate environment. The increase in interest expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, reflected the increased cost of interest bearing deposits related to the rising rate environment, partially offset by declines in the related average balances. Interest expense on FHLB advances also increased mainly due to an increase in the average balance.
The net interest margin, calculated on a tax-equivalent basis, was 2.68% for the year ended December 31, 2022, compared to 2.38% for the year ended December 31, 2021. Offsetting factors impacting the net interest margin for the year ended December 31, 2022 compared to the year ended December 31, 2021 included:
•The tax-equivalent yield on loans expanded to 3.96% for the year ended December 31, 2022, from 3.53% for the year ended December 31, 2021. Factors contributing to this increase were the resetting of variable rate loans at higher coupon rates and originations of new loans at higher rates.
•The tax-equivalent yield on investment securities increased to 2.81% for the year ended December 31, 2022, from 1.57% for the year ended December 31, 2021. The reset of coupon rates on variable rate securities, purchases of higher-yielding securities and slowing prepayment speeds on securities purchased at a premium contributed to the increases in yield.

•The average rate paid on interest bearing deposits increased to 0.96% for the year ended December 31, 2022, from 0.34% for the year ended December 31, 2021, primarily in response to the rising interest rate environment.
•The average rate paid on FHLB advances decreased to 2.23% for the year ended December 31, 2022, from 2.25% for the year ended December 31, 2021. The average rate paid decreased as a result of the impact of cash flow hedging on these borrowings and the impact of higher-cost cash flow hedges discontinued in the fourth quarter of 2021.
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
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Amount related to funded portion of loans	$73,814	$(64,456)	$182,339
Amount related to off-balance sheet credit exposures	1,467	(1,235)	(5,572)
Amount related to accrued interest receivable	(127)	(1,064)	1,300
Amount related to AFS debt securities	—	(364)	364
Total provision for (recovery of) credit losses	$75,154	$(67,119)	$178,431
The most significant factors impacting the provision for credit losses for the year ended December 31, 2022 included actual and forecasted economic conditions, including uncertainty about the trajectory of the economy and increases in certain specific reserves. Volatility in the provision for credit losses over the periods presented was in part related to the COVID-19 pandemic and its actual and forecasted impact on economic conditions as reserves were increased in 2020 upon onset of the pandemic, and then partially released in 2021 as the economy began to recover.
The provision for credit losses may continue to be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in factors such as economic conditions or the economic outlook, in composition of the loan portfolio, in the financial condition of our borrowers and collateral values.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL and about factors that impacted the ACL and provision for credit losses.

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Deposit service charges and fees	$23,402	$21,685	$16,496
Gain on sale of loans:
GNMA early buyout loans	(2,573)	5,636	11,274
Other	3	18,758	1,896
Gain (loss) on sale of loans, net	(2,570)	24,394	13,170
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	3,927	9,010	14,001
Net unrealized gain (loss) on marketable equity securities	(19,732)	(2,564)	3,766
Gain (loss) on investment securities, net	(15,805)	6,446	17,767
Lease financing	54,111	53,263	59,112
Other non-interest income	18,498	28,365	26,676
	$77,636	$134,153	$133,221
Gain on sale of loans for the year ended December 31, 2021 included a gain of $18.2 million on the sale of a portfolio of single-family residential loans in the fourth quarter of 2021.
The unrealized losses on marketable equity securities reflected in the table above were attributable to the decline in the fair value of certain preferred stock investments resulting from rising market interest rates and widening spreads.
The most significant factor leading to the decrease in other non-interest income for the year ended December 31, 2022, compared to the year ended December 31, 2021, was a decline in BOLI revenue related to the rising interest rate environment.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Employee compensation and benefits	$265,548	$243,532	$217,156
Occupancy and equipment	45,400	47,944	48,237
Deposit insurance expense	17,999	18,695	21,854
Professional fees	11,730	14,386	11,708
Technology	77,103	67,500	58,108
Discontinuance of cash flow hedges	—	44,833	—
Depreciation and impairment of operating lease equipment	50,388	53,764	49,407
Other non-interest expense	72,142	56,921	50,719
Total non-interest expense	$540,310	$547,575	457,189
Employee compensation and benefits
Employee compensation and benefits increased by $22.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The most significant factor leading to this increase was a combination of higher headcount and salary increases. Higher variable compensation and medical benefits also contributed to the increase.
Professional fees
Professional fees for the year ended December 31, 2021 included $4.2 million related to a tax settlement with the state of Florida.

Technology
The increase in technology expense is reflective of our investment in a variety of technology initiatives in support of future growth of the franchise, such as cloud migration and digital capabilities.
Discontinuance of cash flow hedges
During the fourth quarter of 2021, we recognized a loss of $44.8 million on discontinuance of derivative positions designated as cash flow hedges with a notional amount totaling $401 million following the Company's determination that the hedged forecasted transactions were no longer probable of occurring.
Other non-interest expense
Other non-interest expense increased by $15.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. Contributing to the increase were increases in advertising and public relations, travel, entertainment and business development corresponding to a return to pre-COVID levels of activity, and the cost of certain customer deposit rebate programs.
Income Taxes
The provision for income taxes for the years ended December 31, 2022 and 2021 was $90.2 million and $34.4 million, respectively. The Company's effective income tax rate was 24.03% and 7.66% for the years ended December 31, 2022 and 2021, respectively. The effective income tax rate for the year ended December 31, 2021 was impacted by a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and a reduction in the liability for unrecognized tax benefits arising primarily from expiration of statues of limitations in federal and certain state jurisdictions.
See Note 9 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Total loans, excluding the runoff of PPP loans, grew by $1.4 billion for 2022, with the highest growth in the core C&I and commercial real estate portfolios. Total deposits declined by $1.9 billion in 2022, while FHLB advances grew by $3.5 billion. Non-interest bearing demand deposits decreased by $938 million; growth in non-interest bearing demand deposits has been pressured by the rising interest rate environment and quantitative tightening by the Federal Reserve. Contributing to the decline in both total deposits and non-interest bearing demand deposits in 2022 was a reduction in deposits held by customers serving the residential real estate sector, as the level of mortgage loan origination activity declined significantly in light of rapidly rising interest rates.
Average interest-earning assets increased by $644 million to $34.7 billion for the year ended December 31, 2022, from $34.1 billion for the year ended December 31, 2021, reflecting increases in average balances of both loans and investment securities. During the year ended December 31, 2022, average interest bearing liabilities increased by $779 million and average non-interest bearing demand deposits increased by $380 million.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$148,956	$135,841	$114,385	$111,660
U.S. Government agency and sponsored enterprise residential MBS	2,036,693	1,983,168	2,093,283	2,097,796
U.S. Government agency and sponsored enterprise commercial MBS	600,517	525,094	861,925	856,899
Private label residential MBS and CMOs	2,864,589	2,530,663	2,160,136	2,149,420
Private label commercial MBS	2,645,168	2,524,354	2,604,690	2,604,010
Single family real estate-backed securities	502,194	470,441	474,845	476,968
Collateralized loan obligations	1,166,838	1,136,463	1,079,217	1,078,286
Non-mortgage asset-backed securities	102,194	95,976	151,091	152,510
State and municipal obligations	122,181	116,661	205,718	222,277
SBA securities	139,320	135,782	184,296	183,595
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$10,338,650	9,664,443	$9,939,586	9,943,421
Marketable equity securities		90,884		120,777
		$9,755,327		$10,064,198

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2022 was 4.9 years and the effective duration of the portfolio was 2.0 years.
The investment securities available for sale portfolio was in a net unrealized loss position of $674.2 million at December 31, 2022, compared to a net unrealized gain position of $3.8 million at December 31, 2021. Net unrealized losses at December 31, 2022 included $2.9 million of gross unrealized gains and $677.1 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at December 31, 2022 had an aggregate fair value of $9.3 billion. The unrealized losses resulted primarily from rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy and geopolitical events have also led to market uncertainty, producing some yield curve dislocations. None of the unrealized losses were attributable to credit loss impairments.

The ratings distribution of our AFS securities portfolio at December 31, 2022 is depicted in the chart below:

Ratings Distribution

A
3%
NR
1%
AA
7%
Gov
28%
AAA
61%

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
We do not intend to sell securities in significant unrealized loss positions at December 31, 2022. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.
We regularly engage with bond managers to monitor trends in underlying collateral, including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.

The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at December 31, 2022:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	84.9%	30.0	98.1	44.3	6.8
	AA	11.0%	29.3	95.8	41.7	7.5
	A	4.1%	25.1	69.5	38.7	8.8
Weighted average		100.0%	29.7	96.7	43.8	7.0

CLOs	AAA	79.5%	41.4	59.4	45.8	9.9
	AA	17.0%	31.0	40.8	34.7	8.7
	A	3.5%	25.6	29.4	27.1	10.3
Weighted average		100.0%	39.1	55.2	43.2	9.7

Private label residential MBS and CMO	AAA	94.1%	3.0	98.2	17.5	2.3
	AA	0.9%	18.9	33.2	24.0	5.3
	A	5.0%	22.1	25.5	23.0	5.4
Weighted average		100.0%	4.1	94.0	17.9	2.5

Single family real estate-backed securities	AAA	67.3%	34.6	72.6	53.2	5.8
	AA	12.8%	51.6	55.4	53.6	9.4
	NR	19.9%	39.8	39.8	39.8	10.6
Weighted average		100.0%	37.8	63.9	50.6	7.2
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of December 31, 2022. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.59%	—%	—%	—%	0.59%
U.S. Government agency and sponsored enterprise residential MBS	4.61%	4.67%	4.72%	4.29%	4.65%
U.S. Government agency and sponsored enterprise commercial MBS	3.22%	4.70%	2.99%	2.53%	3.23%
Private label residential MBS and CMOs	3.65%	3.67%	3.67%	4.09%	3.79%
Private label commercial MBS	5.54%	5.95%	1.93%	3.30%	5.66%
Single family real estate-backed securities	1.36%	4.07%	1.36%	—%	4.07%
Collateralized loan obligations	6.25%	6.57%	6.77%	—%	6.54%
Non-mortgage asset-backed securities	3.36%	3.58%	5.30%	—%	4.49%
State and municipal obligations	3.17%	4.12%	4.49%	3.99%	4.18%
SBA securities	4.23%	4.14%	4.02%	3.86%	4.13%
	4.45%	5.14%	3.94%	3.88%	4.70%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	December 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$8,900,714	35.7%	$8,368,380	35.2%
Non-owner occupied commercial real estate	5,405,597	21.7%	5,536,348	23.3%
Construction and land	294,360	1.2%	165,390	0.7%
Owner occupied commercial real estate	1,890,813	7.6%	1,944,658	8.2%
Commercial and industrial	6,414,351	25.9%	4,790,275	20.2%
PPP	3,370	—%	248,505	1.0%
Pinnacle	912,122	3.7%	919,641	3.9%
Bridge - franchise finance	253,774	1.0%	342,124	1.4%
Bridge - equipment finance	286,147	1.1%	357,599	1.5%
Mortgage warehouse lending	524,740	2.1%	1,092,133	4.6%
Total loans	24,885,988	100.0%	23,765,053	100.0%
Allowance for credit losses	(147,946)		(126,457)
Loans, net	$24,738,042		$23,638,596
For the year ended December 31, 2022, total loans grew by $1.1 billion, while total loans, excluding PPP loans, grew by $1.4 billion.
Growth in residential and other consumer loans for the year ended December 31, 2022 totaled $532 million. Commercial and industrial loans, including owner-occupied commercial real estate, grew by $1.6 billion for the year ended December 31, 2022. Most of the remaining commercial portfolio segments showed declines during the year ended December 31, 2022. MWL declined by $567 million for this period, as rising rates have led to lower refinancing and mortgage origination activity. PPP loans declined by $245 million during the year ended December 31, 2022, resulting primarily from full or partial forgiveness from the SBA.

Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
1-4 single family residential	$7,122,837	$6,338,225
Government insured residential	1,771,880	2,023,221
Other consumer loans	5,997	6,934
	$8,900,714	$8,368,380
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2022, $1.1 billion or 16% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. During the years ended December 31, 2022 and 2021, the Company purchased $480 million and $1.6 billion, respectively, of government insured residential loans. The balance of buyout loans totaled $1.7 billion at December 31, 2022. The Company is not the servicer of these loans.
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
The following table presents a breakdown of the 1-4 single family residential mortgage portfolio, excluding government insured residential loans, categorized between fixed rate loans and ARMs at the dates indicated below (dollars in thousands):

	December 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Fixed rate loans	$3,990,599	56.0%	$3,298,689	52.0%
ARM loans	3,132,238	44.0%	3,039,536	48.0%
	$7,122,837	100.0%	$6,338,225	100.0%

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
The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

(1) Included in C&I are $3 million and $249 million of PPP loans at December 31, 2022 and 2021, respectively.
Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities, hotels and real estate secured lines of credit.
The following table presents the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at December 31, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,874,614	33%	59%	22%	19%	1.75	64.3%
Warehouse/Industrial	1,216,506	21%	62%	18%	20%	2.05	52.6%
Multifamily	945,404	17%	48%	52%	—%	2.13	45.9%
Retail	869,922	15%	64%	27%	9%	1.88	61.7%
Hotel	407,462	7%	86%	6%	8%	2.13	55.1%
Construction and Land	294,360	5%	49%	49%	2%	N/A	N/A
Other	91,689	2%	75%	9%	16%	2.45	47.7%
	$5,699,957	100%	61%	26%	13%	1.95	57.0%
Geographic distribution in the table above is based on location of the underlying collateral property. LTVs and DSCRs are based on the most recent available information; if current information is not available, values may be adjusted by our models based on current sub-market conditions. DSCRs are calculated based on current contractually required payments, which may in some cases may be interest only.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. The multi-family portfolio includes $419 million of New York loans collateralized by properties with some or all of the units subject to rent regulation at December 31, 2022.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, subscription finance lines of credit, trade finance, SBA product offerings, business acquisition finance credit facilities, credit facilities to institutional real estate entities such as REITs and commercial real estate investment funds, and commercial credit cards. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. In addition to financing provided by Pinnacle, the Bank provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $4.7 billion at December 31, 2022, the majority of which were relationship based loans to borrowers in our primary geographic footprint. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.
The following table presents the exposure in the C&I portfolio, excluding PPP loans, by industry, at December 31, 2022 (dollars in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,792,128	21.6%
Educational Services	751,264	9.0%
Manufacturing	647,016	7.8%
Wholesale Trade	644,539	7.8%
Information	582,590	7.0%
Utilities	538,290	6.5%
Real Estate and Rental and Leasing	509,498	6.1%
Health Care and Social Assistance	483,709	5.8%
Transportation and Warehousing	401,854	4.8%
Construction	337,363	4.1%
Retail Trade	329,949	4.0%
Professional, Scientific, and Technical Services	299,245	3.6%
Other Services (except Public Administration)	234,786	2.8%
Public Administration	221,387	2.7%
Administrative and Support and Waste Management	172,872	2.1%
Accommodation and Food Services	154,863	1.9%
Arts, Entertainment, and Recreation	152,267	1.8%
Other	51,544	0.6%
	$8,305,164	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 43% and 52% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.

The following table presents the franchise portfolio by concept at December 31, 2022 (dollars in thousands):

	Amortized Cost	Percent of Bridge -Franchise Finance
Restaurant concepts:
Burger King	$34,034	13.4%
Ram Restaurant and Brewery	12,643	5.0%
Dunkin Donuts	12,453	4.9%
Other	51,049	20.1%
	$110,179	43.4%
Non-restaurant concepts:
Planet Fitness	$89,782	35.4%
Other Fitness Concepts	43,161	17.0%
Other	10,652	4.2%
	143,595	56.6%
	$253,774	100.0%
See Note 4 to the consolidated financial statements for information about the geographic distribution of the loan portfolio.

Loan Maturities
The following table sets forth, as of December 31, 2022, the maturity distribution of our loan portfolio by category, excluding government insured residential loans. Commercial and other consumer loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of residential loans have been adjusted for an estimated rate of voluntary prepayments, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential and other consumer	$798,187	$2,867,688	$2,720,638	$742,321	$7,128,834
Commercial:
Non-owner occupied commercial real estate	725,317	3,425,401	1,224,827	30,052	5,405,597
Construction and land	2,968	231,928	41,326	18,138	294,360
Owner occupied commercial real estate	66,705	647,659	1,042,902	133,547	1,890,813
Commercial and industrial (1)	1,115,125	4,397,116	836,904	68,576	6,417,721
Pinnacle	39,241	299,720	523,582	49,579	912,122
Bridge - franchise finance	35,165	182,762	35,847	—	253,774
Bridge - equipment finance	14,644	164,738	106,765	—	286,147
Mortgage warehouse lending	511,348	13,392	—	—	524,740
	2,510,513	9,362,716	3,812,153	299,892	15,985,274
	$3,308,700	$12,230,404	$6,532,791	$1,042,213	$23,114,108

(1)Includes PPP loans.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2022 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential and other consumer	$3,711,961	$2,618,686	$6,330,647
Commercial:
Non-owner occupied commercial real estate	2,262,373	2,417,907	4,680,280
Construction and land	17,439	273,953	291,392
Owner occupied commercial real estate	1,281,783	542,325	1,824,108
Commercial and industrial (1)	761,245	4,541,351	5,302,596
Pinnacle	872,881	—	872,881
Bridge - franchise finance	123,093	95,516	218,609
Bridge - equipment finance	240,241	31,262	271,503
Mortgage warehouse lending	—	13,392	13,392
	5,559,055	7,915,706	13,474,761
	$9,271,016	$10,534,392	$19,805,408

(1)Includes PPP loans
Excluded from the tables above are government insured residential loans. Resolution of these loans is generally accomplished through the re-securitization and sale of the loans after they re-perform, either through modification or self-cure, or through pursuit of the applicable guarantee.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation, totaled $540 million at December 31, 2022, including off-lease equipment, net of accumulated depreciation of $63 million.
The chart below presents operating lease equipment by type at the dates indicated:

At December 31, 2022, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2023	$107,475
2024	45,053
2025	59,262
2026	70,400
2027	25,746
Thereafter through 2034	168,428
$476,364
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$15,244,761	95.4%	$13,934,369	90.5%	$14,832,025	84.6%
Special mention	51,433	0.3%	148,593	1.0%	711,516	4.1%
Substandard accruing	605,965	3.8%	1,136,378	7.4%	1,758,654	10.0%
Substandard non-accruing	75,125	0.5%	129,579	0.8%	203,758	1.2%
Doubtful	7,990	—%	47,754	0.3%	11,867	0.1%
	$15,985,274	100.0%	$15,396,673	100.0%	$17,517,820	100.0%
The table above clearly reflects the ongoing trend of improvement in the risk rating profile of the portfolio as the impact of the COVID-19 pandemic has waned; however, our internal risk ratings at December 31, 2022 continued to be influenced by the impact of the pandemic as sustained operating cash flows of some borrowers have yet to fully recover. Management took what it believed to be a proactive and objective approach to risk rating the commercial loan portfolio at the onset of the pandemic. Levels of criticized and classified loans therefore increased over the course of 2020 and have declined throughout 2021 and 2022.

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	December 31, 2022		December 31, 2021
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$709	0.2%	$760	0.1%
Office	18,006	1.0%	27,001	1.5%
Other	—	—%	4,501	3.7%
	18,715		32,262
Owner occupied commercial real estate	24,101	1.3%	14,010	0.7%
Commercial and industrial	1,017	—%	102,321	2.1%
Bridge - franchise finance	7,600	3.0%	—	—%
	$51,433		$148,593
Substandard accruing:
CRE
Hotel	$14,538	3.6%	$200,486	36.7%
Retail	72,421	8.4%	140,081	13.0%
Multi-family	146,235	15.5%	173,536	15.0%
Office	73,042	3.9%	83,121	4.6%
Industrial	976	0.1%	1,009	0.1%
Other	7,989	2.6%	5,803	2.2%
	315,201		604,036
Owner occupied commercial real estate	73,501	3.9%	160,159	8.2%
Commercial and industrial	171,613	2.7%	250,644	5.2%
Bridge - franchise finance	44,295	17.5%	80,864	23.6%
Bridge - equipment finance	1,355	0.5%	40,675	11.4%
	$605,965		$1,136,378
Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $19 million, were internally risk rated substandard at December 31, 2022. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. During the year ended December 31, 2021, impairment charges recognized related to operating lease equipment totaled $2.8 million. There were no impairment charges recognized during the year ended December 31, 2022.
Bridge had exposure to the energy industry of $250 million at December 31, 2022. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $219 million.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at December 31, 2022:
FICO scores are generally updated semi-annually and were most recently updated in the third quarter of 2022. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At December 31, 2022, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 79% primary residence, 5% second homes and 16% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $62 million and $76 million at December 31, 2022 and 2021, respectively. The amount of these loans 90 days or more past due was $15 million and $17 million at December 31, 2022 and 2021, respectively.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	December 31, 2022	December 31, 2021
Non-accrual loans:
Residential and other consumer	21,311	28,553
Commercial:
Non-owner occupied commercial real estate	16,657	50,116
Construction and land	5,695	5,164
Owner occupied commercial real estate	17,751	20,453
Commercial and industrial	29,722	68,720
Bridge - franchise finance	13,290	32,879
Total commercial loans	83,115	177,332
Total non-accrual loans	104,426	205,885
Loans past due 90 days and still accruing	593	24
Total non-performing loans	105,019	205,909
OREO and other non-performing assets	1,932	2,275
Total non-performing assets	$106,951	$208,184

Non-performing loans to total loans (1)	0.42%	0.87%
Non-performing assets to total assets (1)	0.29%	0.58%
ACL to total loans	0.59%	0.53%
ACL to non-performing loans	140.88%	61.41%
Net charge-offs to average loans	0.22%	0.29%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $40.3 million or 0.16% of total loans and 0.11% of total assets, at December 31, 2022, and $46.1 million or 0.19% of total loans and 0.13% of total assets, at December 31, 2021.

Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $493 million and $730 million at December 31, 2022 and 2021, respectively.
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
$105
$49
$13
$22
$21
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
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
The following table summarizes loans that had been modified in TDRs at the dates indicated (dollars in thousands):

	December 31, 2022			December 31, 2021
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	2,907	$464,118	$137	449	$79,524	$87
Commercial	38	57,832	11,743	16	29,309	1,377
	2,945	$521,950	$11,880	465	$108,833	$1,464

(1)    Includes 2,883 government insured residential loans modified in TDRs totaling $456 million at December 31, 2022, and 435 government insured residential loans modified in TDRs totaling $76 million at December 31, 2021.
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
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the current level of economic uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, loan portfolio composition and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
At December 31, 2022 and 2021, we used a single externally provided baseline scenario in calculating the quantitative portion of the ACL. At December 31, 2022, we incorporated a downside scenario to inform the amount of qualitative reserves.
The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	Residential and Other Consumer Loans	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2019	$11,154	$28,264	$764	$8,066	$43,485	$720	$9,163	$7,055	$108,671
Impact of adoption of ASU 2016-13	8,098	(14,222)	1,854	23,240	8,841	(309)	(133)	(64)	27,305
Balance at January 1, 2020	19,252	14,042	2,618	31,306	52,326	411	9,030	6,991	135,976
Provision for (recovery of) credit losses	(556)	97,424	666	(1,463)	35,390	(107)	44,976	6,009	182,339
Charge-offs	(31)	(10,324)	—	(1,178)	(33,188)	—	(18,125)	(6,756)	(69,602)
Recoveries	54	192	—	132	7,669	—	450	113	8,610
Balance at December 31, 2020	18,719	101,334	3,284	28,797	62,197	304	36,331	6,357	257,323
Provision for (recovery of) credit losses	(9,241)	(65,543)	(2,253)	(6,844)	31,180	(134)	(8,857)	(2,764)	(64,456)
Charge-offs	(304)	(9,167)	—	(471)	(50,563)	—	(10,745)	—	(71,250)
Recoveries	13	1,156	—	156	3,498	—	17	—	4,840
Balance at December 31, 2021	9,187	27,780	1,031	21,638	46,312	170	16,746	3,593	126,457
Provision for (recovery of) credit losses	2,858	635	1,736	952	61,337	3	7,542	(1,249)	73,814
Charge-offs	(412)	(9,188)	(343)	(2,870)	(36,051)	—	(13,191)	—	(62,055)
Recoveries	108	3,100	—	823	5,049	—	650	—	9,730
Balance at December 31, 2022	$11,741	$22,327	$2,424	$20,543	$76,647	$173	$11,747	$2,344	$147,946

Net Charge-offs to Average Loans
Year Ended December 31, 2020	—%	0.15%	—%	0.05%	0.42%	—%	2.86%	1.13%	0.26%
Years Ended December 31, 2021	—%	0.13%	—%	0.02%	0.82%	—%	2.34%	—%	0.29%
Years Ended December 31, 2022	—%	0.11%	0.16%	0.11%	0.50%	—%	4.49%	—%	0.22%

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
	Total	%(1)	Total	%(1)	Total	%(1)
Residential and other consumer	$11,741	35.7%	$9,187	35.2%	$18,719	26.6%

Non-owner occupied commercial real estate	22,327	21.7%	27,780	23.3%	101,334	27.7%
Construction and land	2,424	1.2%	1,031	0.7%	3,284	1.2%
CRE	24,751		28,811		104,618

Owner occupied commercial real estate	20,543	7.6%	21,638	8.2%	28,797	8.4%
Commercial and industrial	76,647	28.0%	46,312	25.8%	62,197	27.2%
Pinnacle	173	3.7%	170	3.9%	304	4.6%
Bridge - franchise finance	11,747	1.0%	16,746	1.4%	36,331	2.3%
Bridge - equipment finance	2,344	1.1%	3,593	1.5%	6,357	2.0%
	111,454		88,459		133,986
	$147,946	100.0%	$126,457	100.0%	$257,323	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	December 31, 2022	December 31, 2021	December 31, 2020
Residential and other consumer	0.13%	0.11%	0.29%
Commercial:
CRE	0.43%	0.51%	1.52%
Commercial and industrial	1.10%	0.84%	1.07%
Pinnacle	0.02%	0.02%	0.03%
Bridge - franchise finance	4.63%	4.90%	6.61%
Bridge - equipment finance	0.82%	1.00%	1.34%
Total commercial	0.85%	0.76%	1.36%
	0.59%	0.53%	1.08%

Significant offsetting factors contributing to the change in the ACL during the year ended December 31, 2022 are depicted in the chart below (in millions):

Change in Specific Reserves
Assumption Changes
Portfolio Changes
Economic Forecast
Net Charge-Offs
Change in Qualitative Overlay
$52.9
$7.7
$(12.9)
$5.7
$(52.3)
$20.3
$126.5
$147.9
• Primarily changes in expected prepayment speeds
• New loans
• Repayments and runoff
• Portfolio seasoning
• Changes in borrower financial condition
• Risk rating migration
• Current market adjustment
• Changes to forward path of economic forecast
• Increased qualitative overlay related primarily to economic uncertainty
ACL 12/31/21
ACL 12/31/22
% of Total Loans
0.53%
0.59%

Changes in the ACL during the year ended December 31, 2022
As depicted in the chart above, the primary reasons for the increase in the ACL from December 31, 2021 to December 31, 2022 were increases in specific reserves and qualitative overlay related primarily to economic uncertainty, partially offset by net charge-offs. The ACL as a percentage of loans was 0.59% at December 31, 2022, compared to 0.53% at December 31, 2021.
The ACL for residential and other consumer segment increased by $2.6 million during the year ended December 31, 2022, from 0.11% to 0.13% of loans. The increase in the ACL for this segment was primarily driven by the economic forecast, particularly a decline in the HPI and increases in forecasted mortgage and unemployment rates.
The ACL for the CRE portfolio sub-segment, including non-owner occupied CRE and construction and land, decreased by $4.1 million during the year ended December 31, 2022, from 0.51% to 0.43% of loans. The decrease in the ACL for CRE was driven mainly by net charge-offs and improvements in the credit quality of existing loans as reflected in the reduction in criticized and classified loans.
The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $29.2 million during the year ended December 31, 2022, from 0.84% to 1.10% of loans. The increase was mainly driven by (i) increases in specific reserves; (ii) an increase in qualitative loss factors mainly related to economic uncertainty and (iii) loan growth; partially offset by net charge-offs and the reduction in the levels of criticized and classified loans.
The ACL for the BFG franchise finance portfolio segment decreased by $5.0 million during the year ended December 31, 2022, from 4.90% to 4.63% of loans primarily due to (i) a decline in the amortized cost basis of the portfolio; (ii) net charge-offs; and to a lesser extent, (iii) a decrease in qualitative loss factors.
The estimate of the ACL at December 31, 2022 was informed by forecasted economic scenarios published in December 2022, a wide variety of additional economic data, information about borrower financial condition and collateral values and other relevant information. The economic forecast used in modeling the quantitative ACL as of December 31, 2022, was a third-party provided baseline forecast. Some of the assumptions and data points informing the reasonable and supportable economic forecast used in estimating the quantitative ACL at December 31, 2022 included:
•Labor market assumptions, which reflected national unemployment at 3.8% for the first quarter of 2023, and 4.2% and 3.9% by the end of 2023 and 2024, respectively;
•Annualized growth in GDP at 0.1% for the first quarter of 2023, and averaging 0.9% and 2.0% for 2023 and 2024, respectively;
•S&P 500 declining by 14% in the first quarter of 2023 with gains of 7.9% and 0.3% by the end of 2023 and 2024, respectively;
•HPI decline of 1.1% in the first quarter of 2023, and declines of 3.8% and 3.3% by the end of 2023 and 2024, respectively.
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
Deposits
A further breakdown of deposits at the dates indicated is shown below:

The estimated amount of uninsured deposits at December 31, 2022 and 2021 was $19.2 billion and $20.2 billion, respectively. Time deposit accounts with balances of $250,000 or more totaled $730 million and $603 million at December 31, 2022 and 2021, respectively. The following table shows scheduled maturities of uninsured time deposits as of December 31, 2022 (in thousands):

Three months or less	$97,887
Over three through six months	75,758
Over six through twelve months	469,681
Over twelve months	9,626
$652,952

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance of outstanding FHLB advances, as of December 31, 2022 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2023 - One month or less	$4,320,000	4.19%
2023 - Over one month	1,100,000	4.56%
Total contractual balance outstanding	$5,420,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of December 31, 2022 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2023	$255,000	2.35%
2024	535,000	2.40%
2025	425,000	2.28%
2026	130,000	1.93%
Thereafter	25,000	2.50%
	$1,370,000	2.31%
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
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. FRB discount window borrowings, reverse repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the years ended December 31, 2022, 2021 and 2020, net cash provided by operating activities was $1.3 billion, $1.2 billion and $864 million, respectively.
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
The ALM policy establishes limits or operating thresholds and guidelines for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. The primary measures used to dimension liquidity risk are the ratio of available liquidity to volatile liabilities and a liquidity stress test coverage ratio. Other measures employed to monitor and manage liquidity include but are not limited to a 30-day total liquidity ratio, a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity, the ratio of FHLB advances to total assets and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. At December 31, 2022, BankUnited was in compliance with the limits prescribed by the ALM policy.
The ALM policy stipulates that BankUnited’s liquidity is within policy limits if the available liquidity/volatile liabilities ratio and liquidity stress test ratios exceed 100%. At December 31, 2022, BankUnited’s available liquidity/volatile liabilities ratio was 176% and the liquidity stress test ratio was 188%. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
The following table presents the Company's material cash requirements for the following twelve months, as of December 31, 2022 (in thousands):

Interest on term deposits	$61,496
FHLB advances(1)	5,435,403
Notes and other borrowings(1)	38,318
Operating lease obligations	19,432
$5,554,649

(1)Includes interest to be paid on the outstanding contractual obligations.
At December 31, 2022, the Company had $4.0 billion in term deposits with a contractual maturity of twelve months or less. The majority of term deposits and FHLB advances are expected to roll over into new instruments; this amount therefore does not represent future anticipated cash requirements. Additionally, as discussed in Note 15 to the consolidated financial statements, the Bank had $271 million in outstanding commitments to fund loans and $5.7 billion in unfunded commitments under existing lines of credit at December 31, 2022. Many of these commitments are expected to expire without being fully funded and, therefore, also do not necessarily represent future cash requirements.
Macro factors, including the Fed's quantitative tightening policy stance, have led to reduced deposit levels across the banking system. BankUnited's total deposits declined by $1.9 billion during the year ended December 31, 2022, and there is uncertainty as to the future impact of monetary policy on deposit levels both system-wide and at BankUnited. We believe that we have sufficient on-balance sheet and contingent liquidity, through the sources described above, to satisfy our liquidity needs and cash requirements over the next twelve months.
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2022 and 2021, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. See Note 13 to the consolidated financial statements for more information about the Company's and the Bank's regulatory capital ratios.
We believe we are well positioned, from a capital perspective, to withstand a severe downturn in the economy. We continue to evolve our stress testing framework and adapt it to evolving macro-economic conditions as necessary. The majority of our commercial portfolio is subject to quarterly stress test analysis. On an annual basis, we also run a rigorous stress test of our entire balance sheet incorporating the Fed's CCAR scenarios as well as additional idiosyncratic scenarios reflective of evolving macro-economic themes.
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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario in parallel rate shock scenarios of plus 100, 200, 300 and 400 basis points at December 31, 2022 and 2021, as well as minus 100, 200 and 300 basis points scenarios at December 31, 2022. At December 31, 2022, the most likely rate scenario incorporated a bear flattening yield curve and floored all indices at 0%. We did not apply a falling rate scenario at December 31, 2021 due to the low prevailing interest rate environment at that time.

	Down 300	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at December 31, 2022 - increase (decrease)
In year 1	(10.0)%	(5.1)%	(1.7)%	0.1%	(0.6)%	(1.4)%	(2.6)%
In year 2	(18.3)%	(8.4)%	(3.5)%	1.8%	2.3%	1.8%	0.7%
Model Results at December 31, 2021 - increase
In year 1	N/A	N/A	N/A	2.5%	3.9%	4.3%	4.2%
In year 2	N/A	N/A	N/A	6.6%	11.5%	15.8%	20.4%
Management also simulates changes in EVE in various interest rate environments. The following table illustrates the modeled change in EVE in the indicated scenarios at December 31, 2022 and December 31, 2021:

	Down 300	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at December 31, 2022 - increase (decrease):	(0.9)%	4.5%	3.8%	(5.5)%	(11.3)%	(17.3)%	(22.8)%
Model Results at December 31, 2021 - increase (decrease):	N/A	N/A	N/A	0.4%	(1.0)%	(3.2)%	(5.0)%
All of the modeled results presented above fall within designated "low" or "moderate" risk zones as set forth in the Company's ALM policy. Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the change in rates. Actual results may not be similar to the Company’s projections due to several factors including the timing and frequency of rate changes, market conditions, changes in depositor behavior and loan prepayment speeds and the shape of the yield curve. Actual results may also differ due to the Company’s actions, if any, in response to changing rates and conditions.

Derivative Financial Instruments
Interest rate derivatives designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate liabilities and to changes in the fair value of fixed rate financial instruments, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At December 31, 2022, outstanding interest rate swaps, caps and collars designated as cash flow hedges had an aggregate notional amount of $2.3 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $100 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.9 billion at December 31, 2022. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
See Note 10 to the consolidated financial statements for additional information about derivative financial instruments.
LIBOR Transition
The FCA, which regulates LIBOR, discontinued the one-week and two-month LIBOR tenors effective December 31, 2021. The remaining tenors will be discontinued effective June 30, 2023. The Company has implemented and is in the process of executing a detailed plan to facilitate the transition from LIBOR to alternative reference rates, with SOFR being the preferred alternative to LIBOR. We established a cross-functional LIBOR transition working group that (i) continually assesses the Company's remaining exposure to LIBOR indexed instruments (ii) evaluated the systems, models and processes impacted by reference rate transition and implemented any necessary modifications to ensure compliance with the new reference rate framework; (iii) developed and continues to execute under a formal governance structure for the transition; and (iv) continues to monitor and report on execution under a detailed transition implementation plan. We have taken the following actions, among others, to facilitate the transition to alternative reference rates by the Bank and our customers:
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
•     Effective 12/31/2021, ceased originating LIBOR indexed loans and implemented SOFR as the preferred alternative to LIBOR;
•Completed testing and implementation of replacement indices in applicable systems and models;
•Established detailed operational protocols for the implementation of fallback language in existing LIBOR instruments maturing after June 30, 2023;
•Provided ongoing education to client-facing associates and customers; and
•Adopted and continue to execute a detailed remediation plan for bilateral and agent loans maturing after June 30, 2023, while actively monitoring LIBOR-based loans scheduled to mature prior to June 30, 2023.

The following table presents information about the Company's exposure to instruments that reference LIBOR, as of December 31, 2022 (in thousands):

	Maturing
	Prior to June 30, 2023	After June 30, 2023	Total
Investment securities	$—	$3,686,709	$3,686,709
Loans	101,871	4,080,601	4,182,472
Interest rate derivative contracts (1)	262,578	2,700,534	2,963,112
	$364,449	$10,467,844	$10,832,293

(1)Represents notional amount.
Impact of the COVID-19 Pandemic
A more detailed discussion of the effects the COVID-19 pandemic had during 2020 and 2021 on our Company appears in the "Impact of the COVID-19 Pandemic and Our Response" section in the MD&A of the Company's 2021 and 2020 Annual Reports on Form 10-K.
2021 and 2022 were characterized broadly by recovery of the U.S. economy from the impact of the COVID-19 pandemic. The actual and expected impact of the pandemic on our financial condition and results of operations continues to decline. Levels of criticized and classified assets remain elevated at December 31, 2022 when compared to pre-pandemic levels although they continue to trend downward; levels of non-performing assets have returned to below pre-pandemic levels. The composition of the balance sheet at December 31, 2022 and corresponding levels of net interest income reflect the opportunity cost of the decline in commercial loans and the increase in residential loans and securities that occurred over the course of the pandemic. Historically, commercial loans have generally tended to be higher yielding assets than residential loans and securities. During the first quarter of 2022, we welcomed our employees back to the office, adopting a hybrid work model for most non-branch employees. This model will likely continue to evolve over the near to medium term.

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

	Years Ended December 31,
	2022	2021
Income before income taxes (GAAP)	$375,132	$449,385
Plus: Provision for (recovery of) credit losses	75,154	(67,119)
PPNR (non-GAAP)	$450,286	$382,266
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

	December 31, 2022	December 31, 2021
Total stockholders’ equity	$2,435,981	$3,037,761
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,358,344	$2,960,124

Common shares issued and outstanding	75,674,587	85,647,986

Book value per common share	$32.19	$35.47

Tangible book value per common share	$31.16	$34.56

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of BankUnited, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Expected credit losses are estimated over the contractual terms of the loans using econometric models, adjusted for expected prepayments. The models employ a factor-based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type, and obligor characteristics, to estimate probability of default (“PD”) and loss given default (“LGD”). Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default. Measures of PD incorporate current conditions through market cycle or credit cycle adjustments. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating if the most current financial information available is deemed not to be reflective of the borrowers' current financial condition. For non-accrual or doubtful rated distressed loans above a certain threshold, an individual assessment is performed to determine expected credit losses.
Given the complex nature of estimating the ACL, performing audit procedures to evaluate whether the ACL was appropriately recorded as of December 31, 2022 required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to test the ACL for the loan portfolio included the following, among others:
•We tested the effectiveness of controls over the ACL including management’s controls over data transfers into and out of the models, final quantitative model results, and application of any qualitative adjustments.
•We tested the completeness and accuracy of the data used in the models.
•We evaluated the reasonableness of the qualitative adjustments within the ACL estimate.
We evaluated a sample of non-accrual and doubtful rated loans by assessing the factors utilized during the Bank's assessment of the reserves associated with the loans, assessed the appropriateness of risk ratings, and evaluated the financial performance of the borrowers as well as the associated collateral, and the timeliness of the associated reserve.

/s/ Deloitte and Touche LLP

Miami, Florida
February 22, 2023
We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BankUnited, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BankUnited Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.
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
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BankUnited, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of BankUnited, Inc. and subsidiaries (the Company) for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/KPMG LLP

We served as the Company’s auditor from 2009 to 2021.
Charlotte, North Carolina
February 26, 2021

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks:
Non-interest bearing	$16,068	$19,143
Interest bearing	556,579	295,714
Cash and cash equivalents	572,647	314,857
Investment securities (including securities recorded at fair value of $9,745,327 and $10,054,198)	9,755,327	10,064,198
Non-marketable equity securities	294,172	135,859
Loans	24,885,988	23,765,053
Allowance for credit losses	(147,946)	(126,457)
Loans, net	24,738,042	23,638,596
Bank owned life insurance	308,212	309,477
Operating lease equipment, net	539,799	640,726
Goodwill	77,637	77,637
Other assets	740,876	634,046
Total assets	$37,026,712	$35,815,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,037,848	$8,975,621
Interest bearing	2,142,067	3,709,493
Savings and money market	13,061,341	13,368,745
Time	4,268,078	3,384,243
Total deposits	27,509,334	29,438,102
Federal funds purchased	190,000	199,000
FHLB advances	5,420,000	1,905,000
Notes and other borrowings	720,923	721,416
Other liabilities	750,474	514,117
Total liabilities	34,590,731	32,777,635

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 75,674,587 and 85,647,986 shares issued and outstanding	757	856
Paid-in capital	321,729	707,503
Retained earnings	2,551,400	2,345,342
Accumulated other comprehensive loss	(437,905)	(15,940)
Total stockholders' equity	2,435,981	3,037,761
Total liabilities and stockholders' equity	$37,026,712	$35,815,396

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Interest income:
Loans	$934,642	$800,819	$864,175
Investment securities	280,100	152,619	193,856
Other	15,709	6,010	9,578
Total interest income	1,230,451	959,448	1,067,609
Interest expense:
Deposits	179,972	67,596	199,980
Borrowings	137,519	96,164	115,871
Total interest expense	317,491	163,760	315,851
Net interest income before provision for credit losses	912,960	795,688	751,758
Provision for (recovery of) credit losses	75,154	(67,119)	178,431
Net interest income after provision for credit losses	837,806	862,807	573,327
Non-interest income:
Deposit service charges and fees	23,402	21,685	16,496
Gain (loss) on sale of loans, net	(2,570)	24,394	13,170
Gain (loss) on investment securities, net	(15,805)	6,446	17,767
Lease financing	54,111	53,263	59,112
Other non-interest income	18,498	28,365	26,676
Total non-interest income	77,636	134,153	133,221
Non-interest expense:
Employee compensation and benefits	265,548	243,532	217,156
Occupancy and equipment	45,400	47,944	48,237
Deposit insurance expense	17,999	18,695	21,854
Professional fees	11,730	14,386	11,708
Technology	77,103	67,500	58,108
Discontinuance of cash flow hedges	—	44,833	—
Depreciation and impairment of operating lease equipment	50,388	53,764	49,407
Other non-interest expense	72,142	56,921	50,719
Total non-interest expense	540,310	547,575	457,189
Income before income taxes	375,132	449,385	249,359
Provision for income taxes	90,161	34,401	51,506
Net income	$284,971	$414,984	$197,853
Earnings per common share, basic	$3.55	$4.52	$2.06
Earnings per common share, diluted	$3.54	$4.52	$2.06

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

@	Years Ended December 31,
	2022	2021	2020

Net income	$284,971	$414,984	$197,853
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(498,864)	(54,228)	46,045
Reclassification adjustment for net securities gains realized in income	(2,906)	(6,712)	(10,431)
Net change in unrealized gains (losses) on securities available for sale	(501,770)	(60,940)	35,614
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gain (loss) arising during the period	79,871	22,207	(87,402)
Reclassification adjustment for net (gains) losses realized in income	(66)	38,545	34,463
Reclassification adjustment for discontinuance of cash flow hedges	—	33,400	—
Net change in unrealized gains (losses) on derivative instruments	79,805	94,152	(52,939)
Other comprehensive income (loss)	(421,965)	33,212	(17,325)
Comprehensive income (loss)	$(136,994)	$448,196	$180,528

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$284,971	$414,984	$197,853
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(7,978)	(21,205)	(28,246)
Provision for (recovery of) credit losses	75,154	(67,119)	178,431
(Gain) loss on sale of loans, net	2,570	(24,394)	(13,170)
(Gain) loss on investment securities, net	15,805	(6,446)	(17,767)
Equity based compensation	25,179	23,832	20,367
Depreciation and amortization	77,623	78,500	72,508
Deferred income taxes	1,437	(9,015)	(27,586)
Proceeds from sale of loans held for sale, net	423,893	807,097	584,427
Other:
(Increase) decrease in other assets	230,382	(148,806)	(33,383)
(Decrease) increase in other liabilities	164,785	172,747	(69,266)
Net cash provided by operating activities	1,293,821	1,220,175	864,168

Cash flows from investing activities:
Purchases of investment securities	(2,974,352)	(5,835,143)	(4,208,597)
Proceeds from repayments and calls of investment securities	1,784,484	2,586,385	1,352,788
Proceeds from sale of investment securities	798,205	2,286,600	1,503,498
Purchases of non-marketable equity securities	(471,763)	(62,137)	(134,938)
Proceeds from redemption of non-marketable equity securities	313,450	122,143	192,737
Purchases of loans	(2,283,134)	(4,843,231)	(3,157,659)
Loan originations and repayments, net	613,767	3,856,932	1,819,139
Proceeds from sale of loans, net	88,103	305,929	48,721
(Acquisition) disposition of operating lease equipment, net	52,240	(44,179)	(19,597)
Other investing activities	(41,400)	(11,204)	(16,807)
Net cash used in investing activities	(2,120,400)	(1,637,905)	(2,620,715)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,928,768)	1,942,286	3,101,225
Net increase (decrease) in federal funds purchased	(9,000)	19,000	80,000
Additions to FHLB borrowings	4,650,000	946,000	3,857,000
Repayments of FHLB borrowings	(1,135,000)	(2,162,000)	(5,217,000)
Proceeds from issuance of notes, net	—	—	293,858
Dividends paid	(79,443)	(85,790)	(86,522)
Exercise of stock options	—	25	19,611
Repurchase of common stock	(401,288)	(318,499)	(100,972)
Other financing activities	(12,132)	(6,151)	(7,610)
Net cash provided by financing activities	1,084,369	334,871	1,939,590
Net increase (decrease) in cash and cash equivalents	257,790	(82,859)	183,043
Cash and cash equivalents, beginning of period	314,857	397,716	214,673
Cash and cash equivalents, end of period	$572,647	$314,857	$397,716

Supplemental disclosure of cash flow information:
Interest paid	$294,144	$169,291	$336,991
Income taxes (refunded) paid, net	$(109,069)	$248,473	$8,637

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$514,565	$1,064,090	$602,198
Dividends declared, not paid	$19,346	$19,876	$22,309
Unsettled securities trades, net	$—	$22,858	$—
Obligations incurred in acquisition of affordable housing limited partnerships	$65,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Balance at January 1, 2020	95,128,231	951	1,083,920	1,903,918	(31,827)	2,956,962
Comprehensive income	—	—	—	197,853	(17,325)	180,528
Dividends ($0.92 per common share)	—	—	—	(88,056)	—	(88,056)
Equity based compensation	759,983	8	19,550	—	—	19,558
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(230,537)	(2)	(4,617)	—	—	(4,619)
Exercise of stock options	735,400	7	19,604	—	—	19,611
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at December 31, 2020	93,067,500	931	1,017,518	2,013,715	(49,152)	2,983,012
Comprehensive income	—	—	—	414,984	33,212	448,196
Dividends ($0.92 per common share)	—	—	—	(83,357)	—	(83,357)
Equity based compensation	571,936	6	14,334	—	—	14,340
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(216,095)	(2)	(5,954)	—	—	(5,956)
Exercise of stock options	1,569	—	25	—	—	25
Repurchase of common stock	(7,776,924)	(79)	(318,420)	—	—	(318,499)
Balance at December 31, 2021	85,647,986	856	707,503	2,345,342	(15,940)	3,037,761
Comprehensive loss	—	—	—	284,971	(421,965)	(136,994)
Dividends ($1.00 per common share)	—	—	—	(78,913)	—	(78,913)
Equity based compensation	496,361	6	20,705	—	—	20,711
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(214,981)	(2)	(5,294)	—	—	(5,296)
Repurchase of common stock	(10,254,779)	(103)	(401,185)	—	—	(401,288)
Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
December 31, 2022

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through 54 banking centers located in 12 Florida counties, four banking centers in the New York metropolitan area, and one banking center in Dallas, Texas. The Bank also offers certain commercial lending and deposit products through national platforms and regional wholesale banking offices.
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
Fair Value Measurements
Certain of the Company's assets and liabilities are reflected in the consolidated financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale, marketable equity securities and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent loans, OREO and other repossessed assets, loans held for sale, goodwill and impaired long-lived assets. These non-recurring fair value measurements typically involve lower-of-cost-or-market accounting or the measurement of impairment of certain assets.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, both interest bearing and non-interest bearing, including amounts on deposit at the Federal Reserve Bank. Cash equivalents have original maturities of three months or less. For purposes of reporting cash flows, cash receipts and payments pertaining to FHLB advances with original maturities of three months or less are reported net.
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity are classified as available-for-sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI, a separate component of stockholders' equity. Securities classified as available-for-sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes, changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities, using the interest method which results in a constant effective yield. Premiums are amortized to the call date for callable securities. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. The Company's policy on the ACL related to debt securities is discussed below in the section entitled "ACL".
Marketable equity securities with readily determinable fair values are reported at fair value with unrealized gains and losses included in earnings.
Non-marketable Equity Securities
The Bank, as a member of the FRB system and the FHLB, is required to maintain investments in the stock of the FRB and FHLB. No market exists for this stock, and the investment can be liquidated only through redemption by the respective institutions, at the discretion of and subject to conditions imposed by those institutions. The stock has no readily determinable fair value and is carried at cost. Historically, stock redemptions have been at par value, which equals the Company's carrying value. The Company monitors its investment in FRB and FHLB stock for impairment through review of recent financial results of the FHLB, including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of the FRB or FHLB stock.
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
Loans
Loans are reported at amortized cost, net of the ACL. Interest income is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the interest method which results in a constant effective yield.
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
Contractually delinquent government insured residential loans are not classified as non-accrual due to the nature of the guarantee. Contractually delinquent PCD loans are not classified as non-accrual, as long as the Company has a reasonable expectation about amounts expected to be collected.
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
Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, effectively suspended the guidance related to TDRs codified in ASC 310-40 through January 1, 2022. Pursuant to inter-agency and authoritative guidance and consistent with the CARES Act, short-term deferrals or modifications granted during the period this guidance was effective and related to COVID-19 typically were not categorized as TDRs.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
In assessing whether an impairment is credit loss related, the Company compares the present value of cash flows expected to be collected to the security's amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists, and an ACL is recorded. The Company discounts expected cash flows at the effective interest rate implicit in the security at the purchase date, adjusted for expected prepayments. For floating rate securities, the Company uses the floating rate as it changes over the life of the security. In developing estimates about cash flows expected to be collected and determining whether a credit loss exists, the Company considers information about past events, current conditions and reasonable and supportable forecasts. Factors and information that the Company uses in making its assessments include, but are not necessarily limited to, the following:
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods.
Loans are charged off against the ACL in the period in which they are deemed uncollectible, and recoveries are credited to the ACL when received. Expected recoveries on loans previously charged off and expected to be charged-off, not to exceed the aggregate of amounts previously charged-off and expected to be charged-off, are included in the ACL estimate. For loans secured by residential real estate, an assessment of collateral value is made at no later than 120 days delinquency; any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Other consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when, in management's judgment, they are considered to be uncollectible.
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
For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans, and most commercial and commercial real estate loans, expected losses are estimated using econometric models. The models employ a factor based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate PD and LGD. Measures of PD for commercial loans incorporate current conditions through market cycle or credit cycle adjustments. For residential loans, the models consider FICO, adjusted LTVs and delinquency rates. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default, considering the contractual term and payment structure of loans, adjusted for expected prepayments, to generate estimates of expected loss. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating given that the most current financial information available is often not reflective of the borrowers' current financial condition. The ACL estimate incorporates a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios applied in the models.
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
December 31, 2022

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Troubled debt restructurings
For TDRs or loans for which there is a reasonable expectation that a TDR will be executed that are not collateral dependent, the credit loss estimate is determined by comparing the net present value of expected cash flows to the amortized cost of the loans. Expected cash flows are discounted at the loan’s original effective interest rate for fixed rate loans and at the rate as it changes over the life of the loan for variable rate loans.
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
Accrued Interest Receivable
The Company has elected to present accrued interest receivable separate from the amortized cost basis of financial assets carried at amortized cost. The Company excludes accrued interest receivable balances from tabular disclosures about financial assets carried at amortized cost. The Company generally does not estimate an ACL on accrued interest receivable balances since uncollectible accrued interest is timely written off in accordance with the Company's accounting policies for non-accrual loans. Under unusual circumstances, the Company evaluates whether its non-accrual policies continue to consistently provide for timely reversal of accrued interest receivable. If considered necessary, the Company records an allowance for uncollectible accrued interest receivable, determined using essentially the same methodologies used to estimate the ACL on the amortized cost basis of the related loans. The allowance is deducted from accrued interest receivable and presented within other assets on the consolidated balance sheets, distinct from the ACL. Changes in the ACL related to accrued interest receivable are included in the provision for credit losses.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
OREO and Repossessed Assets
OREO and repossessed assets consists of real estate assets acquired through, or in lieu of, loan foreclosure and personal property acquired through repossession. Such assets are included in other assets in the accompanying consolidated balance sheets. These assets are held for sale and are initially recorded at estimated fair value less costs to sell, establishing a new cost basis. Subsequent to acquisition, periodic valuations are performed, and the assets are carried at the lower of the carrying amount at the date of acquisition or estimated fair value less cost to sell. Significant property improvements are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining these assets are expensed as incurred.
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
December 31, 2022

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Derivative Financial Instruments and Hedging Activities
Interest rate derivative contracts
The Company uses interest rate derivative contracts, such as swaps, caps, floors and collars, in the normal course of business to meet the financial needs of its customers and to manage exposure to changes in interest rates. Interest rate contracts are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate derivatives that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow or fair value hedging instruments. The gain or loss resulting from changes in the fair value of interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in the fair value of interest rate swaps designated as fair value hedging instruments as well as the offsetting changes in the fair value of the hedged items caused by fluctuations in the designated benchmark interest rates are recognized in earnings.
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
Earnings per Common Share
Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards with non-forfeitable rights to dividends, whether paid or unpaid, and stand-alone dividend participation rights are considered participating securities and are included in the computation of basic earnings per common share using the two class method whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested stock awards using the treasury stock method. Contingently issuable shares are included in the calculation of earnings per common share beginning on the date the contingency was resolved.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Reclassifications
Certain amounts presented for prior periods have been reclassified to conform to the current period presented.
New Accounting Pronouncements Adopted in 2022
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity(Subtopic 815-40) . This ASU simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models for these instruments, resulting in fewer embedded conversion features being separately recognized from the host contract. Additionally, this ASU revises the criteria for determining whether contracts in an entity's own equity meet the scope exception from derivative accounting, which will change the population of contracts that are recognized as assets or liabilities. The amendments in this ASU also revise certain aspects of the guidance on calculating earnings per share with respect to convertible instruments and instruments that may be settled in the entity's own shares. The Company adopted this ASU on January 1, 2022,with no material impact on the Company's consolidated financial position, results of operations, and cash flows.
ASU No. 2022-01, Fair Value Hedging—Portfolio Layer Method (Topic 815) . This ASU expands the portfolio layer method of hedge accounting prescribed in ASU No. 2017-12 to allow multiple hedged layers of a single closed portfolio and to include portfolios of both prepayable and non-prepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same accounting method to similar hedging strategies. The ASU also specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on accounting and disclosure of hedge basis adjustments and specifies how hedge basis adjustments should be considered in determining credit losses for assets in the designated closed portfolio. This ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2022. The Company adopted this ASU upon its release in March 2022 with no material impact on the Company's consolidated financial position, results of operations, and cash flows.
Accounting Pronouncements Not Yet Adopted
ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326). This ASU eliminates the accounting guidance for TDRs by creditors in Subtopic310-40, Receivables - Troubled Debt Restructurings by Creditors. The ASU enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, updates certain requirements related to accounting for credit losses under ASC 326 and requires disclosure of current-period gross write offs of financing receivables by year of origination. The ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022.
The Company will adopt this ASU prospectively in the first quarter of 2023 except with respect to the recognition and measurement of TDRs, for which the modified retrospective transition method will apply. The impact of adoption of this ASU on the Company's consolidated financial position, results of operations, and cash flows is not expected to be material. Adoption will lead to additional and revised disclosures in the Company's financial statements starting in the first quarter of 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Years Ended December 31,
c	2022	2021	2020
Basic earnings per common share:
Numerator:
Net income	$284,971	$414,984	$197,853
Distributed and undistributed earnings allocated to participating securities	(5,075)	(5,991)	(8,882)
Income allocated to common stockholders for basic earnings per common share	$279,896	$408,993	$188,971
Denominator:
Weighted average common shares outstanding	80,032,356	91,612,243	92,869,736
Less average unvested stock awards	(1,224,568)	(1,212,055)	(1,163,480)
Weighted average shares for basic earnings per common share	78,807,788	90,400,188	91,706,256
Basic earnings per common share	$3.55	$4.52	$2.06
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$279,896	$408,993	$188,971
Adjustment for earnings reallocated from participating securities	(626)	(585)	(123)
Income used in calculating diluted earnings per common share	$279,270	$408,408	$188,848
Denominator:
Weighted average shares for basic earnings per common share	78,807,788	90,400,188	91,706,256
Dilutive effect of certain share-based awards	94	134	24,608
Weighted average shares for diluted earnings per common share	78,807,882	90,400,322	91,730,864
Diluted earnings per common share	$3.54	$4.52	$2.06
Potentially dilutive unvested shares totaling 2,034,960, 1,804,973 and 1,638,642 were outstanding at December 31, 2022, 2021 and 2020, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.
Participating securities for the year ended December 31, 2020, included 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expired in February 2021 and, while outstanding, participated in dividends on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$148,956	$63	$(13,178)	$135,841
U.S. Government agency and sponsored enterprise residential MBS	2,036,693	1,334	(54,859)	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	600,517	—	(75,423)	525,094
Private label residential MBS and CMOs	2,864,589	54	(333,980)	2,530,663
Private label commercial MBS	2,645,168	176	(120,990)	2,524,354
Single family real estate-backed securities	502,194	—	(31,753)	470,441
Collateralized loan obligations	1,166,838	151	(30,526)	1,136,463
Non-mortgage asset-backed securities	102,194	—	(6,218)	95,976
State and municipal obligations	122,181	695	(6,215)	116,661
SBA securities	139,320	381	(3,919)	135,782
	10,328,650	$2,854	$(677,061)	9,654,443
Investment securities held to maturity	10,000			10,000
	$10,338,650			9,664,443
Marketable equity securities				90,884
				$9,755,327

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Investment securities held to maturity at December 31, 2022 and 2021 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $34 million and $16 million at December 31, 2022 and 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At December 31, 2022, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,511,041	$1,437,407
Due after one year through five years	5,927,706	5,634,990
Due after five years through ten years	1,838,180	1,655,098
Due after ten years	1,051,723	926,948
	$10,328,650	$9,654,443
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.1 billion and $4.0 billion at December 31, 2022 and 2021, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Proceeds from sale of investment securities AFS	$798,205	$2,286,600	$1,503,498

Gross realized gains on investment securities AFS	$4,058	$10,005	$14,441
Gross realized losses on investment securities AFS	(131)	(995)	(440)
Net realized gain	3,927	9,010	14,001

Net unrealized gains (losses) on marketable equity securities recognized in earnings	(19,732)	(2,564)	3,766

Gain (loss) on investment securities, net	$(15,805)	$6,446	$17,767
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$29,198	$(495)	$86,744	$(12,683)	$115,942	$(13,178)
U.S. Government agency and sponsored enterprise residential MBS	1,243,286	(26,789)	672,322	(28,070)	1,915,608	(54,859)
U.S. Government agency and sponsored enterprise commercial MBS	236,102	(5,736)	288,992	(69,687)	525,094	(75,423)
Private label residential MBS and CMOs	1,103,578	(93,480)	1,413,642	(240,500)	2,517,220	(333,980)
Private label commercial MBS	1,191,969	(39,729)	1,223,223	(81,261)	2,415,192	(120,990)
Single family real estate-backed securities	391,421	(22,293)	79,020	(9,460)	470,441	(31,753)
Collateralized loan obligations	596,803	(14,020)	494,945	(16,506)	1,091,748	(30,526)
Non-mortgage asset-backed securities	95,976	(6,218)	—	—	95,976	(6,218)
State and municipal obligations	67,444	(6,154)	1,114	(61)	68,558	(6,215)
SBA securities	42,900	(553)	74,291	(3,366)	117,191	(3,919)
	$4,998,677	$(215,467)	$4,334,293	$(461,594)	$9,332,970	$(677,061)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the years ended December 31, 2022, and 2021. An ACL was recorded related to one private label commercial MBS security during the year ended December 31, 2020. At December 31, 2022, the Company did not have an intent to sell securities that were in unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At December 31, 2022, 595 securities available for sale were in unrealized loss positions. The amount of impairment related to 100 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.0 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at December 31, 2022 is further discussed below.
Unrealized losses were generally attributable to rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy and geopolitical events have also led to market uncertainty, producing some yield curve dislocations.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At December 31, 2022, five U.S. treasury, 159 U.S. Government agency and sponsored enterprise residential MBS, 27 U.S. Government agency and sponsored enterprise commercial MBS, and 18 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at December 31, 2022. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at December 31, 2022, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Private label residential MBS and CMOs
At December 31, 2022, 120 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our December 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 3% compared to weighted average credit support of 18%. As of December 31, 2022, 94% of impaired securities in this category, based on carrying value, were externally rated AAA, 1% were rated AA and 5% were rated A.
Private label commercial MBS
At December 31, 2022, 109 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. Our December 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 43%. As of December 31, 2022, 85% of impaired securities in this category, based on carrying value, were externally rated AAA, 11% were rated AA and 4% were rated A.
Single family real estate-backed securities
At December 31, 2022, 17 single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our December 31, 2022 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 51%. As of December 31, 2022, 67% of impaired securities in this category, based on carrying value, were externally rated AAA, 13% were rated AA and one security was not externally rated.
Collateralized loan obligations
At December 31, 2022, 26 collateralized loan obligations were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our December 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 10% compared to weighted average credit support of 43%. As of December 31, 2022, 79% of the impaired securities in this category, based on carrying value, were externally rated AAA, 17% were rated AA and 4% were rated A.
Non-mortgage asset-backed securities
At December 31, 2022, seven non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our December 31, 2022 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 24%. As of December 31, 2022, 49% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 51% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

State and Municipal Obligations
At December 31, 2022, seven state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of December 31, 2022, 84% of the impaired securities in this category, based on carrying value, were externally rated AAA and 16% were rated AA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$7,122,837	28.6%	$6,338,225	26.7%
Government insured residential	1,771,880	7.1%	2,023,221	8.5%
Other consumer loans	5,997	—%	6,934	—%
	8,900,714	35.7%	8,368,380	35.2%
Commercial:
Non-owner occupied commercial real estate	5,405,597	21.7%	5,536,348	23.3%
Construction and land	294,360	1.2%	165,390	0.7%
Owner occupied commercial real estate	1,890,813	7.6%	1,944,658	8.2%
Commercial and industrial	6,414,351	25.9%	4,790,275	20.2%
PPP	3,370	—%	248,505	1.0%
Pinnacle	912,122	3.7%	919,641	3.9%
Bridge - franchise finance	253,774	1.0%	342,124	1.4%
Bridge - equipment finance	286,147	1.1%	357,599	1.5%
Mortgage warehouse lending	524,740	2.1%	1,092,133	4.6%
	15,985,274	64.3%	15,396,673	64.8%
Total loans	24,885,988	100.0%	23,765,053	100.0%
Allowance for credit losses	(147,946)		(126,457)
Loans, net	$24,738,042		$23,638,596
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $61 million and $67 million at December 31, 2022 and 2021, respectively.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
UPB	$96,437	$124,963
Non-credit discount	(44,354)	(59,759)
Total amortized cost of PCD loans	52,083	65,204
ACL related to PCD loans	(409)	(476)
PCD loans, net	$51,674	$64,728

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

During the years ended December 31, 2022, 2021 and 2020, the Company purchased residential loans totaling $2.3 billion, $4.8 billion and $3.2 billion, respectively.
At December 31, 2022 and 2021, the Company had pledged loans with a carrying value of approximately $12.4 billion and $10.6 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At December 31, 2022 and 2021, accrued interest receivable on loans totaled $129 million and $98 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the years ended December 31, 2022, 2021 and 2020.
Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using a single third-party provided economic scenario. The qualitative component was informed by alternate scenarios. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Years Ended December 31,
	2022			2021			2020
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total
Beginning balance	$9,187	$117,270	$126,457	$18,719	$238,604	$257,323	$11,154	$97,517	$108,671
Impact of adoption of ASU 2016-13	N/A	N/A	N/A	N/A	N/A	N/A	8,098	19,207	27,305
Balance after adoption of ASU 2016-13	9,187	117,270	126,457	18,719	238,604	257,323	19,252	116,724	135,976
Provision (recovery)	2,858	70,956	73,814	(9,241)	(55,215)	(64,456)	(556)	182,895	182,339
Charge-offs	(412)	(61,643)	(62,055)	(304)	(70,946)	(71,250)	(31)	(69,571)	(69,602)
Recoveries	108	9,622	9,730	13	4,827	4,840	54	8,556	8,610
Ending balance	$11,741	$136,205	$147,946	$9,187	$117,270	$126,457	$18,719	$238,604	$257,323
The ACL increased by $21.5 million at December 31, 2022 compared to December 31, 2021, increasing from 0.53% to 0.59% of total loans. The provision for credit losses for the year ended December 31, 2022 was partially offset by net charge-offs. The more significant factors impacting the provision for credit losses for the year ended December 31, 2022 included increases in specific reserves and qualitative loss factors, primarily the qualitative overlay related to economic uncertainty.
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Amount related to funded portion of loans	$73,814	$(64,456)	$182,339
Amount related to off-balance sheet credit exposures	1,467	(1,235)	(5,572)
Amount related to accrued interest receivable	(127)	(1,064)	1,300
Amount related to AFS debt securities	—	(364)	364
Total provision for (recovery of) credit losses	$75,154	$(67,119)	$178,431
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the third quarter of 2022. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	December 31, 2022
	Amortized Cost By Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current	$1,185,611	$3,149,299	$916,923	$316,023	$177,891	$1,315,063	$7,060,810
30 - 59 Days Past Due	12,752	16,432	3,266	2,953	1,854	5,739	42,996
60 - 89 Days Past Due	252	1,196	229	1,347	—	1,052	4,076
90 Days or More Past Due	2,589	2,158	2,173	360	3,069	4,606	14,955
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,326,460	$7,122,837

	December 31, 2021
	Amortized Cost By Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Current	$2,884,761	$1,062,348	$395,453	$224,175	$342,414	$1,352,844	$6,261,995
30 - 59 Days Past Due	32,307	2,705	5,482	1,942	5,831	4,825	53,092
60 - 89 Days Past Due	605	—	1,750	1,988	—	1,307	5,650
90 Days or More Past Due	1,407	—	609	5,100	1,064	9,308	17,488
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	December 31, 2022
	Amortized Cost By Origination Year
LTV	2022	2021	2020	2019	2018	Prior	Total
Less than 61%	$282,940	$1,301,279	$354,720	$76,404	$42,864	$466,094	$2,524,301
61% - 70%	295,206	857,008	231,732	80,383	49,047	310,648	1,824,024
71% - 80%	620,049	975,542	336,066	158,406	86,463	510,633	2,687,159
More than 80%	3,009	35,256	73	5,490	4,440	39,085	87,353
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,326,460	$7,122,837

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	December 31, 2021
	Amortized Cost By Origination Year
LTV	2021	2020	2019	2018	2017	Prior	Total
Less than 61%	$1,222,510	$399,512	$89,078	$54,301	$111,540	$476,170	$2,353,111
61% - 70%	791,935	269,739	92,282	59,425	66,641	343,654	1,623,676
71% - 80%	899,400	395,726	212,649	111,276	145,413	518,817	2,283,281
More than 80%	5,235	76	9,285	8,203	25,715	29,643	78,157
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	December 31, 2022
	Amortized Cost By Origination Year
FICO	2022	2021	2020	2019	2018	Prior	Total
760 or greater	$805,125	$2,513,045	$721,982	$212,574	$97,076	$944,783	$5,294,585
720 - 759	285,507	485,528	132,928	62,301	45,857	216,047	1,228,168
719 or less	110,572	170,512	67,681	45,808	39,881	165,630	600,084
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,326,460	$7,122,837

	December 31, 2021
	Amortized Cost By Origination Year
FICO	2021	2020	2019	2018	2017	Prior	Total
760 or greater	$2,230,259	$803,026	$245,942	$125,713	$254,750	$937,285	$4,596,975
720 - 759	562,763	194,068	91,276	53,576	54,080	219,561	1,175,324
719 or less	126,058	67,959	66,076	53,916	40,479	211,438	565,926
	$2,919,080	$1,065,053	$403,294	$233,205	$349,309	$1,368,284	$6,338,225

Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity, health of the national and regional economy, interest rates, industry trends, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are generally indicative of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that could result in deterioration of repayment prospects at some future date if not checked or corrected are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow from current operations, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Commercial credit exposure based on internal risk rating:

	December 31, 2022
	Amortized Cost By Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
CRE
Pass	$1,256,300	$758,025	$550,133	$1,138,113	$512,125	$932,030	$196,963	$5,343,689
Special mention	—	—	—	18,006	—	709	—	18,715
Substandard	12,332	1,355	20,103	98,438	56,974	148,351	—	337,553
Total CRE	$1,268,632	$759,380	$570,236	$1,254,557	$569,099	$1,081,090	$196,963	$5,699,957
C&I (1)
Pass	$1,880,853	$825,410	$445,988	$689,003	$416,287	$832,952	$2,900,336	$7,990,829
Special mention	63	—	208	3,880	—	20,657	310	25,118
Substandard	25,898	13,916	3,319	103,625	19,715	104,190	21,277	291,940
Doubtful	—	—	—	—	647	—	—	647
Total C&I	$1,906,814	$839,326	$449,515	$796,508	$436,649	$957,799	$2,921,923	$8,308,534
Pinnacle
Pass	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Total Pinnacle	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Bridge - Equipment Finance
Pass	$27,386	$55,015	$16,488	$90,286	$33,264	$62,353	$—	$284,792
Substandard	—	—	—	1,355	—	—	—	1,355
Total Bridge - Equipment Finance	$27,386	$55,015	$16,488	$91,641	$33,264	$62,353	$—	$286,147
Bridge - Franchise Finance
Pass	$81,146	$19,251	$38,293	$34,483	$8,617	$6,799	$—	$188,589
Special mention	—	—	—	5,432	2,168	—	—	7,600
Substandard	—	1,617	1,295	22,058	17,148	8,124	—	50,242
Doubtful	—	—	1,013	2,447	3,883	—	—	7,343
Total Bridge - Franchise Finance	$81,146	$20,868	$40,601	$64,420	$31,816	$14,923	$—	$253,774
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$524,740	$524,740
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$524,740	$524,740

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

(1)Includes PPP loans
At December 31, 2022 and 2021, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	December 31, 2022
	CRE	C&I (1)	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$5,343,689	$7,990,829	$912,122	$188,589	$284,792	$524,740	$15,244,761
Special mention	18,715	25,118	—	7,600	—	—	51,433
Substandard-accruing	315,201	245,114	—	44,295	1,355	—	605,965
Substandard non-accruing	22,352	46,826	—	5,947	—	—	75,125
Doubtful	—	647	—	7,343	—	—	7,990
	$5,699,957	$8,308,534	$912,122	$253,774	$286,147	$524,740	$15,985,274

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	December 31, 2021
	CRE	C&I (1)	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$5,010,160	$6,367,130	$919,641	$228,381	$316,924	$1,092,133	$13,934,369
Special mention	32,262	116,331	—	—	—	—	148,593
Substandard-accruing	604,036	410,803	—	80,864	40,675	—	1,136,378
Substandard non-accruing	55,280	61,412	—	12,887	—	—	129,579
Doubtful	—	27,762	—	19,992	—	—	47,754
	$5,701,738	$6,983,438	$919,641	$342,124	$357,599	$1,092,133	$15,396,673

(1)Includes PPP loans
The COVID-19 pandemic led to an increase in the level of criticized and classified commercial loans compared to pre-pandemic levels; while criticized and classified assets are evidencing a declining trend, those levels remain elevated.
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	December 31, 2022					December 31, 2021
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$7,060,810	$42,996	$4,076	$14,955	$7,122,837	$6,261,995	$53,092	$5,650	$17,488	$6,338,225
Government insured residential	1,025,523	159,461	94,294	492,602	1,771,880	1,034,686	143,672	115,028	729,835	2,023,221
Other consumer loans	5,948	20	—	29	5,997	6,919	15	—	—	6,934
Non-owner occupied commercial real estate	5,391,746	332	4,773	8,746	5,405,597	5,495,034	8,744	11,249	21,321	5,536,348
Construction and land	289,083	3,996	—	1,281	294,360	160,183	492	4,369	346	165,390
Owner occupied commercial real estate	1,881,115	927	—	8,771	1,890,813	1,930,932	—	1,402	12,324	1,944,658
Commercial and industrial	6,396,429	1,581	1,028	15,313	6,414,351	4,763,976	2,114	11,016	13,169	4,790,275
PPP	2,777	—	—	593	3,370	247,740	765	—	—	248,505
Pinnacle	912,122	—	—	—	912,122	919,641	—	—	—	919,641
Bridge - franchise finance	243,574	1,321	—	8,879	253,774	331,397	—	6,735	3,992	342,124
Bridge - equipment finance	286,147	—	—	—	286,147	357,599	—	—	—	357,599
Mortgage warehouse lending	524,740	—	—	—	524,740	1,092,133	—	—	—	1,092,133
	$24,020,014	$210,634	$104,171	$551,169	$24,885,988	$22,602,235	$208,894	$155,449	$798,475	$23,765,053
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $30.8 million and $31.3 million at December 31, 2022 and 2021, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $494 million and $730 million at December 31, 2022 and 2021, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
Residential and other consumer	$21,311	$—	$28,553	$1,684
Commercial:
Non-owner occupied commercial real estate	16,657	2,915	50,116	31,794
Construction and land	5,695	3,996	5,164	4,369
Owner occupied commercial real estate	17,751	9,021	20,453	4,457
Commercial and industrial	29,722	6,621	68,720	10,083
Bridge - franchise finance	13,290	1,668	32,879	16,808
	$104,426	$24,221	$205,885	$69,195
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $40.3 million and $46.1 million at December 31, 2022 and 2021, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the years ended December 31, 2022, 2021 and 2020. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $5.9 million,$8.0 million and $10.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$730	$730	$2,317	$2,295
Commercial:
Non-owner occupied commercial real estate	15,144	14,011	39,866	39,351
Construction and land	4,342	4,342	4,715	4,715
Owner occupied commercial real estate	14,906	14,906	15,198	15,155
Commercial and industrial	11,498	10,438	45,015	37,020
Bridge - franchise finance	11,445	3,729	26,055	18,740
Total commercial	57,335	47,426	130,849	114,981
	$58,065	$48,156	$133,166	$117,276
Collateral for the non-owner occupied commercial real estate and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secures collateral dependent loans during the years ended December 31, 2022 and 2021.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $413 million, of which $400 million was government insured, at December 31, 2022 and $208 million, of which $202 million was government insured, at December 31, 2021. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at December 31, 2022 and 2021.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Troubled debt restructurings
The following tables summarize loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding December 31, 2022, 2021 and 2020 that experienced payment defaults during those periods (dollars in thousands):

	Year Ended December 31, 2022
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	10	$5,359	—	$—
Government insured residential	2,589	405,096	1,190	187,708
Owner occupied commercial real estate	2	2,122	1	1,705
Commercial and industrial	19	36,930	3	1,998
Bridge - franchise finance	4	6,329	4	6,329
	2,624	$455,836	1,198	$197,740

	Year Ended December 31, 2021
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
Government insured residential	239	$45,143	84	$14,317
Non-owner occupied commercial real estate	1	2,767	—	—
	240	$47,910	84	$14,317

	Year Ended December 31, 2020
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$201	—	$—
Government insured residential	201	34,100	86	14,368
Non-owner occupied commercial real estate	1	4,122	1	4,122
Bridge - franchise finance	8	12,964	8	12,964
	211	$51,387	95	$31,454
TDRs during the years ended December 31, 2022, 2021 and 2020 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
For the years ended December 31, 2021 and 2020, certain loan modifications that otherwise may have been reported as TDRs and that were within the scope of the CARES Act and interagency regulatory guidance issued in response to the COVID-19 pandemic were not reported as TDRs.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Geographic Concentrations
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	December 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
California	$2,273,548	31.9%	$2,056,100	32.4%
New York	1,416,909	19.9%	1,293,825	20.4%
Florida	518,297	7.3%	494,043	7.8%
Illinois	360,389	5.1%	306,388	4.8%
Virginia	314,408	4.4%	280,898	4.4%
Others	2,239,286	31.4%	1,906,971	30.2%
	$7,122,837	100.0%	$6,338,225	100.0%
The following table presents the largest geographic concentrations of commercial real estate loans and commercial and industrial loans, including owner occupied commercial real estate, at the dates indicated. Commercial real estate loans are categorized based on the location of the underlying collateral, while commercial and industrial loans are generally categorized based on the location of the borrowers' businesses (dollars in thousands):

	December 31, 2022				December 31, 2021
	Commercial Real Estate	Percent of Total	Commercial	Percent of Total	Commercial Real Estate	Percent of Total	Commercial	Percent of Total
Florida	$3,432,109	60.2%	$3,117,076	37.5%	$3,309,614	58.0%	$3,369,262	48.2%
New York Tri-state	1,535,095	26.9%	2,723,127	32.8%	1,873,055	32.9%	1,960,474	28.1%
Other	732,753	12.9%	2,468,331	29.7%	519,069	9.1%	1,653,702	23.7%
	$5,699,957	100.0%	$8,308,534	100.0%	$5,701,738	100.0%	$6,983,438	100.0%
The following table presents the five states with the largest concentration of commercial loans and leases originated through Bridge and Pinnacle at the dates indicated (dollars in thousands):

	December 31, 2022		December 31, 2021
	Total	Percent of Total	Total	Percent of Total
Florida	$222,311	15.3%	$213,620	13.2%
California	150,928	10.4%	199,635	12.3%
Texas	84,160	5.8%	110,660	6.8%
Georgia	64,137	4.4%	69,415	4.3%
Utah	60,156	4.1%	68,954	4.3%
All Others	870,351	60.0%	957,080	59.1%
	$1,452,043	100.0%	$1,619,364	100.0%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under either operating or finance leases with remaining terms ranging from one to 14 years, some of which include extension options.
The following table presents ROU assets and lease liabilities at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
ROU assets:
Operating leases	$72,211	$80,646
Finance leases	23,866	26,216
	$96,077	$106,862
Lease liabilities:
Operating leases	$80,909	$89,535
Finance leases	28,389	30,216
	$109,298	$119,751
ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying consolidated balance sheets. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.
The weighted average remaining lease term and weighted average discount rate at the dates indicated were:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	6.6 years	6.9 years
Finance leases	11.0 years	11.9 years
Weighted average discount rate:
Operating leases	3.1%	2.9%
Finance leases	2.9%	2.9%
The following table presents the components of lease expense for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost:
Fixed costs	$18,364	$19,646	$20,112
Impairment of ROU assets	134	183	108
Total operating lease cost	$18,498	$19,829	$20,220

Finance lease cost:
Amortization of ROU assets	$2,350	$2,903	$2,841
Interest on lease liabilities	823	866	921
Total finance lease cost	$3,173	$3,769	$3,762

Variable lease cost	$3,589	$4,147	$4,761
Short-term lease costs were immaterial for the years ended December 31, 2022, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following table presents additional information related to operating and finance leases for the dates and periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$823	$866	$921
Operating cash flows from operating leases	18,473	20,056	20,589
Financing cash flows from finance leases	2,652	3,215	2,980
	$21,948	$24,137	$24,490

Lease liabilities recognized from obtaining ROU assets:
Operating leases	$9,086	$13,325	$9,647
Finance leases	—	—	373
	$9,086	$13,325	$10,020
Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2023	$17,292	$2,666	$19,958
2024	15,684	2,701	18,385
2025	13,162	2,774	15,936
2026	11,838	2,849	14,687
2027	9,573	2,926	12,499
Thereafter	21,969	19,447	41,416
Total future minimum lease payments	89,518	33,363	122,881
Less: interest component	(8,609)	(4,974)	(13,583)
Lease liabilities	$80,909	$28,389	$109,298
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
Direct or Sales Type Financing Leases
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Total minimum lease payments to be received	$684,847	$703,395
Estimated unguaranteed residual value of leased assets	4,024	5,109
Gross investment in direct or sales type financing leases	688,871	708,504
Unearned income	(57,622)	(59,511)
Initial direct costs	2,384	2,783
	$633,633	$651,776

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

At December 31, 2022, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2023	$180,586
2024	144,304
2025	102,300
2026	63,407
2027	43,253
Thereafter	150,997
$684,847
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
The following table presents the components of operating lease equipment at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Operating lease equipment	$772,267	$848,304
Less: accumulated depreciation	(232,468)	(207,578)
Operating lease equipment, net	$539,799	$640,726
The Company did not recognize any impairment during the year ended December 31, 2022. Impairment was recognized in the amounts of $2.8 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively. These impairment charges are included in "depreciation and impairment of operating lease equipment" in the accompanying consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

At December 31, 2022, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2023	$42,510
2024	37,490
2025	31,585
2026	20,523
2027	16,563
Thereafter	34,156
$182,827
The following table summarizes income recognized for operating and direct or sales type finance leases for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020	Location of Lease Income on Consolidated Statements of Income
Operating leases	$54,111	$53,263	$59,112	Non-interest income from lease financing
Direct or sales type finance leases	17,881	18,329	20,995	Interest income on loans
	$71,992	$71,592	$80,107
Note 6    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2022		2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$8,861,111	—%	$8,480,964	—%	$5,760,309	—%
Interest bearing	2,538,906	0.55%	3,027,649	0.28%	2,582,951	0.75%
Savings and money market	12,874,240	1.02%	13,339,651	0.32%	10,843,894	0.79%
Time	3,338,671	1.06%	3,490,082	0.46%	6,617,939	1.43%
	$27,612,928	0.65%	$28,338,346	0.24%	$25,805,093	0.77%
Time deposit accounts with balances greater than $250,000 totaled $730 million and $603 million at December 31, 2022 and 2021, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The following table presents maturities of time deposits as of December 31, 2022 (in thousands):

Maturing in:
2023	$3,558,865
2024	304,953
2025	92,526
2026	310,637
2027	1,097
$4,268,078
Included in deposits at December 31, 2022 are public funds deposits of $3.5 billion and brokered deposits of $4.6 billion. Investment securities AFS with a carrying value of $947 million and a FHLB letter of credit in the amount of $600 million, were pledged as security for public funds deposits at December 31, 2022.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest bearing demand	$13,919	$8,550	$19,445
Savings and money market	130,705	43,082	85,572
Time	35,348	15,964	94,963
	$179,972	$67,596	$199,980
Certain of our non-interest bearing demand deposit accounts participate in various customer rebate programs. During the years ended December 31, 2022, 2021 and 2020, deposit costs related to these programs totaled $15.4 million, $8.1 million and $11.0 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.
Note 7    Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2022 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2023 - One month or less	$4,320,000	3.79%	4.48%	4.19%
2023 - Over one month	1,100,000	4.48%	4.73%	4.56%
Total contractual balance outstanding	$5,420,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2022, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $13.8 billion as collateral for advances from the FHLB.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Notes and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2022	December 31, 2021
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(2,586)	(3,400)
	397,414	396,600
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(4,880)	(5,400)
	295,120	294,600
Total notes	692,534	691,200
Finance leases	28,389	30,216
Notes and other borrowings	$720,923	$721,416
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
The subordinated notes pay interest semiannually and have an effective interest rate of 5.39%, after consideration of issuance discount and costs. The notes may be redeemed by the Company, in whole or in part, on or after March 11, 2030 at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, subject to the approval of the Federal Reserve. The notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.
At December 31, 2022, BankUnited had available borrowing capacity at the FHLB of approximately $4.0 billion, unused borrowing capacity at the FRB of approximately $1.4 billion, unused Federal funds lines of credit with other financial institutions totaling $50 million, and $600 million unused FHLB letter of credit.
Note 8    Premises, Equipment and Software
Premises and equipment and capitalized software costs are included in other assets in the accompanying consolidated balance sheets and are summarized as follows at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Buildings and improvements	$1,019	$430
Leasehold improvements	74,607	70,228
Furniture, fixtures and equipment	34,835	34,688
Computer equipment	19,380	19,018
Software, software licensing rights and capitalized costs of CCA	95,491	84,386
Aircraft and automobiles	11,645	11,629
	236,977	220,379
Less: accumulated depreciation	(170,707)	(163,645)
Premises, equipment and software, net	$66,270	$56,734

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Depreciation and amortization expense related to premises, equipment and software was $17.5 million, $16.7 million and $15.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 9    Income Taxes
The components of the provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$76,431	$61,814	$63,083
State	12,293	(18,398)	16,009
	88,724	43,416	79,092
Deferred:
Federal	(7,191)	4,348	(22,387)
State	8,628	(13,363)	(5,199)
	1,437	(9,015)	(27,586)
	$90,161	$34,401	$51,506
A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% to the Company's effective income tax rate for the periods indicated follows (dollars in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$78,778	21.00%	$94,371	21.00%	$52,366	21.00%
Increases (decreases) resulting from:
Income not subject to tax	(10,577)	(2.82)%	(13,203)	(2.94)%	(15,722)	(6.30)%
State income taxes, net of federal tax benefit	22,610	6.03%	22,197	4.94%	13,413	5.38%
Uncertain tax positions - lapse of statute of limitations	(1,093)	(0.29)%	(25,633)	(5.70)%	(3,734)	(1.50)%
Discrete income tax benefit	—	—%	(43,949)	(9.78)%	—	—%
Other, net	443	0.11%	618	0.14%	5,183	2.08%
	$90,161	24.03%	$34,401	7.66%	$51,506	20.66%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
During the year ended December 31, 2021, the Bank reached a settlement with the Florida Department of Revenue related to certain tax matters for the 2009-2019 tax years and recorded a tax benefit of $43.9 million, net of federal impact.
The components of deferred tax assets and liabilities were as follows at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$6,243	$22,737
Allowance for credit losses	38,211	33,577
Net operating loss and tax credit carryforwards	9,692	19,466
Net unrealized loss on investment securities available for sale and cash flow hedges	153,858	5,456
Capitalized costs	18,380	26,854
Lease liability	20,655	23,137
Deferred compensation	9,873	8,688
Accrued expenses	11,464	11,185
Other	25,104	18,958
Gross deferred tax assets	293,480	170,058
Deferred tax liabilities:
Lease financing, due to differences in depreciation	131,018	151,978
ROU asset	31,253	33,136
Other	7,005	7,706
Gross deferred tax liabilities	169,276	192,820
Net deferred tax asset (liability)	$124,204	$(22,762)
Based on the evaluation of available evidence, the Company has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the Company's history of reported pre-tax income and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2022, remaining net operating loss and tax credit carryforwards included Florida net operating loss carryforwards in the amount of $111.5 million. Florida net operating loss carryforwards consisted of $95.2 million expiring from 2030 through 2037 and $16.3 million that can be carried forward indefinitely.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $100 million and $43 million at December 31, 2022 and 2021, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $62 million and $3 million at December 31, 2022 and 2021, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2022 was approximately $145 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits and full impairment of the remaining unamortized investment. These investments did not have a material impact on income tax expense for the years ended December 31, 2022, 2021 and 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company has a liability for unrecognized tax benefits relating to uncertain federal and state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits at the dates indicated follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Balance, beginning of period	$347,809	$414,203	$407,126
Additions for tax positions related to the current year	3,086	2,175	2,117
Additions for tax positions related to prior periods	12,433	12,887	2,456
Reductions due to settlements with taxing authorities	—	(43,782)	(3,080)
Reductions due to lapse of the statute of limitations	(795)	(30,394)	(520)
	362,533	355,089	408,099
Interest and penalties	7,347	(7,280)	6,104
Balance, end of period	$369,880	$347,809	$414,203
As of December 31, 2022, 2021 and 2020, the Company had $342.6 million, $329.3 million and $369.1 million of unrecognized federal and state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to federal and state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2022 as a result of settlements with taxing authorities range from zero to $309.0 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2022 and 2021, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $16.5 million and $10.6 million, respectively. The total amount of interest and penalties, net of federal tax benefits, recognized through income tax expense was $5.9 million, $(5.7) million and $4.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal tax returns for years 2018 through 2021 remain subject to examination in the U.S. Federal jurisdiction. State tax returns for years 2016 through 2021 remain subject to examination by certain states.
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
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the years ended December 31, 2022, 2021 and 2020, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of zero at both December 31, 2022 and 2021.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	December 31, 2022
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.32%	3-Month LIBOR	2.2	$695,000	Other assets	$941	$—
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.31%	Daily SOFR	1.7	675,000		—	—
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	1.22%	Fed Funds Effective Rate	1.7	400,000		—	—
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	Term SOFR	3.72%	3.3	200,000	Other liabilities	—	(1,514)
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	0.88%		2.5	200,000	Other assets	15,673	—
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	5.58%	1.50%	3.7	125,000	Other liabilities	—	(203)
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	1.94%	Daily SOFR	1.6	100,000		—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.55%	1-Month LIBOR	3.6	1,113,494	Other assets / Other liabilities	20,712	(339)
Pay-variable interest rate swaps		1-Month LIBOR	3.55%	3.6	1,113,494	Other assets / Other liabilities	339	(73,090)
Pay-fixed interest rate swaps		4.17%	Term SOFR	5.9	803,225	Other assets / Other liabilities	47,230	(1,856)
Pay-variable interest rate swaps		Term SOFR	4.17%	5.9	803,225	Other assets / Other liabilities	1,856	(47,230)
Interest rate caps purchased, indexed to 1-month LIBOR			2.25%	2.7	42,920	Other assets	1,988	—
Interest rate caps sold, indexed to 1-month LIBOR		2.25%		2.7	42,920	Other liabilities	—	(1,988)
					$6,314,278		$88,739	$(126,220)

(1)The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	December 31, 2021
		Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.35%	3-Month LIBOR	2.6	$905,000	Other liabilities	$—	$(2,687)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate liabilities	0.87%	Fed Funds Effective Rate	2.5	200,000	Other liabilities	—	—
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	1.00%		3.5	200,000	Other assets	3,260	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.57%	Indexed to 1-month LIBOR	5.0	1,668,517	Other assets / Other liabilities	3,369	(15,347)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.57%	5.0	1,668,517	Other assets / Other liabilities	51,947	(6,837)
Interest rate caps purchased, indexed to 1-month LIBOR			1.00%	4.0	25,000	Other assets	443	—
Interest rate caps sold, indexed to 1-month LIBOR		1.00%		4.0	25,000	Other liabilities	—	(443)
					$4,692,034		$59,019	$(25,314)
The following table provides information about the amount of loss related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Location of gain (loss) reclassified from AOCI into income:
Interest expense on borrowings	$(4,224)	$(51,739)	$(46,259)
Interest expense on deposits	4,357	—	—
Interest income on loans	(43)	—	—
	$90	$(51,739)	$(46,259)
During the year ended December 31, 2021, derivative positions designated as cash flow hedges with a notional amount totaling $401 million were discontinued following the Company's determination that the hedged forecasted transactions were not probable of occurring. A loss of $33.4 million, net of tax, was reclassified from AOCI into earnings as a result of the discontinuance of the cash flow hedges. During the years ended December 31, 2022, and 2020, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2022, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $41.2 million. See Note 11 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

The amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings was insignificant for the years ended December 31, 2022, 2021 and 2020. The following table provides information about the hedged items related to derivatives designated as fair value hedges at the date indicated (in thousands):

	December 31, 2022	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	Loans
Cumulative fair value hedging adjustments	$(3,923)	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. At December 31, 2022, the amortized cost basis of the closed portfolio used in this hedging relationship was $1.0 billion.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	December 31, 2022
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$86,544	$—	$86,544	$(3,912)	$(79,447)	$3,185
Derivative liabilities	(3,912)	—	(3,912)	3,912	—	—
	$82,632	$—	$82,632	$—	$(79,447)	$3,185

	December 31, 2021
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$7,072	$—	$7,072	$(3,104)	$(3,915)	$53
Derivative liabilities	(18,034)	—	(18,034)	3,104	14,557	(373)
	$(10,962)	$—	$(10,962)	$—	$10,642	$(320)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 11    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Year Ended December 31, 2022
	Before Tax	Tax Effect	Net of Tax
Unrealized losses on investment securities available for sale:
Net unrealized holding loss arising during the period	$(674,115)	$175,251	$(498,864)
Amounts reclassified to gain on investment securities available for sale, net	(3,927)	1,021	(2,906)
Net change in unrealized loss on investment securities available for sale	(678,042)	176,272	(501,770)
Unrealized gains on derivative instruments:
Net unrealized holding gains arising during the period	107,764	(27,893)	79,871
Amounts reclassified to interest expense on deposits	(4,357)	1,133	(3,224)
Amounts reclassified to interest expense on borrowings	4,224	(1,098)	3,126
Amounts reclassified to interest income on loans	43	(11)	32
Net change in unrealized gains on derivative instruments	107,674	(27,869)	79,805
Other comprehensive loss	$(570,368)	$148,403	$(421,965)

	Year Ended December 31, 2021
	Before Tax	Tax Effect	Net of Tax
Unrealized losses on investment securities available for sale:
Net unrealized holding losses arising during the period	$(72,789)	$18,561	$(54,228)
Amounts reclassified to gain on investment securities available for sale, net	(9,010)	2,298	(6,712)
Net change in unrealized losses on investment securities available for sale	(81,799)	20,859	(60,940)
Unrealized losses on derivative instruments:
Net unrealized holding gains arising during the period	29,808	(7,601)	22,207
Amounts reclassified to interest expense on borrowings	51,739	(13,194)	38,545
Reclassification adjustment for discontinuance of cash flow hedges	44,833	(11,433)	33,400
Net change in unrealized gains on derivative instruments	126,380	(32,228)	94,152
Other comprehensive income	$44,581	$(11,369)	$33,212

	Year Ended December 31, 2020
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$61,291	$(15,246)	$46,045
Amounts reclassified to gain on investment securities available for sale, net	(14,001)	3,570	(10,431)
Net change in unrealized gains on investment securities available for sale	47,290	(11,676)	35,614
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(116,168)	28,766	(87,402)
Amounts reclassified to interest expense on borrowings	46,259	(11,796)	34,463
Net change in unrealized losses on derivative instruments	(69,909)	16,970	(52,939)
Other comprehensive loss	$(22,619)	$5,294	$(17,325)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2019	$28,185	$(60,012)	$(31,827)
Other comprehensive loss	35,614	(52,939)	(17,325)
Balance at December 31, 2020	63,799	(112,951)	(49,152)
Other comprehensive income	(60,940)	94,152	33,212
Balance at December 31, 2021	2,859	(18,799)	(15,940)
Other comprehensive loss	(501,770)	79,805	(421,965)
Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Note 12    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the 2010 Plan. In 2014, the Board of Directors and the Company's stockholders approved the 2014 Plan. The 2010 and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. As of December 31, 2022, no further awards are available for issuance under the 2010 plan.The number of shares of common stock authorized for award under the 2014 Plan is 6,200,000, of which 1,531,813 shares remain available for issuance as of December 31, 2022. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. Unvested awards become fully vested in the event of a change in control, subject to a double trigger, as defined.
Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Compensation cost of equity based awards:
RSAs	$16,203	$13,334	$15,236
Executive share-based awards	4,239	7,942	3,133
Non-executive RSUs	4,886	2,707	2,145
Total compensation cost of equity based awards	25,328	23,983	20,514
Related tax benefits	(6,585)	(6,116)	(4,854)
Compensation cost of equity based awards, net of tax	$18,743	$17,867	$15,660
Non-Executive Share-Based Awards
RSAs
RSAs are generally valued at the closing price of the Company's common stock on the date of grant. All awards vest in equal annual installments over a period of four years from the date of grant except awards granted to the Company's Board of Directors, which vest over a period of one year.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Non-executive RSUs
The Company issues RSUs based on results of the Company's annual incentive compensation arrangements for certain employees other than those eligible for the executive share-based awards discussed below. These incentive compensation plans provide for a combination of cash payments and RSUs following the end of each annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards vest in equal installments over a period of four years from the date of grant.
Annual awards of RSUs represent a fixed number of shares and vest on December 31st in equal tranches over four years. Upon vesting, the non-executive RSUs will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. To date, all such awards have been settled in shares. The non-executive RSUs do not accumulate dividends prior to vesting.
A summary of activity related to non-executive share-based awards for the periods indicated follows:

	RSA		Non-Executive RSU
	Number of Share Awards	Weighted Average Grant Date Fair Value	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24	—	$—
Granted	660,587	29.72	—	—
Vested	(479,057)	38.94	—	—
Canceled or forfeited	(70,150)	34.78	—	—
Unvested share awards outstanding, December 31, 2020	1,161,835	33.32	—	—
Granted	571,936	42.17	—	—
Vested	(479,790)	34.01	—	—
Canceled or forfeited	(74,297)	35.91	—	—
Unvested share awards outstanding, December 31, 2021	1,179,684	37.17	—	—
Granted	496,361	41.75	294,331	41.87
Vested	(391,693)	36.72	—	—
Canceled or forfeited	(90,037)	39.38	(36,355)	41.87
Unvested share awards outstanding, December 31, 2022	1,194,315	$39.05	257,976	$41.87
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Range of the closing price on date of grant	$39.39 - $43.67	$42.01 - $47.52	$13.99 - $30.90
Aggregate grant date fair value of shares vesting	$14,383	$16,319	$18,654
The total unrecognized compensation cost of $34.8 million for all RSAs and non-executive RSUs outstanding at December 31, 2022, will be recognized over a weighted average remaining period of 2.5 years.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
As a result of the majority of previous settlements being in cash, all executive RSUs and PSUs have been determined to be liability instruments and are remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Vested	(62,292)	(52,026)
Unvested executive share-based awards outstanding, December 31, 2020	156,555	179,793
Granted	63,814	63,814
Vested	(100,881)	—
Unvested executive share-based awards outstanding, December 31, 2021	119,488	243,607
Granted	66,990	66,990
Vested	(77,648)	(73,062)
Unvested executive share-based awards outstanding, December 31, 2022	108,830	237,535
The total liability for these executive share-based awards was $9.5 million at December 31, 2022. The total unrecognized compensation cost of $7.4 million for unvested executive share-based awards at December 31, 2022 will be recognized over a weighted average remaining period of 1.9 years.
Option Awards
A summary of activity related to stock option awards for the periods indicated follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2019	737,753	$26.64
Exercised	(735,400)	26.67
Canceled or forfeited	(784)	22.18
Option awards outstanding, December 31, 2020	1,569	15.94
Exercised	(1,569)	15.94
Canceled or forfeited	—	—
Option awards outstanding, December 31, 2021	—	—
The intrinsic value and related tax benefit of the options exercised was immaterial for the years ended December 31, 2021 and 2020.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $1.4 million, $2.2 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Deferred compensation liabilities of $37 million and $33 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2022 and 2021, respectively.
BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2022, 2021 and 2020, BankUnited made matching contributions to the 401(k) Plan of approximately $6.2 million, $6.1 million and $5.7 million, respectively.
Note 13    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2022 and 2021, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company at the dates indicated (dollars in thousands):

	December 31, 2022
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,806,713	7.49%	N/A (1)	N/A (1)	$1,498,309	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,806,713	11.00%	$1,658,842	6.50%	$1,148,429	4.50%	$1,786,445	7.00%
Tier 1 risk-based capital	$2,806,713	11.00%	$2,041,652	8.00%	$1,531,239	6.00%	$2,169,255	8.50%
Total risk-based capital	$3,236,797	12.68%	$2,552,065	10.00%	$2,041,652	8.00%	$2,679,668	10.50%
BankUnited:
Tier 1 leverage	$3,148,656	8.43%	$1,866,432	5.00%	$1,493,145	4.00%	N/A	N/A
CET1 risk-based capital	$3,148,656	12.40%	$1,650,104	6.50%	$1,142,380	4.50%	$1,777,035	7.00%
Tier 1 risk-based capital	$3,148,656	12.40%	$2,030,897	8.00%	$1,523,173	6.00%	$2,157,828	8.50%
Total risk-based capital	$3,278,740	12.92%	$2,538,621	10.00%	$2,030,897	8.00%	$2,665,552	10.50%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	December 31, 2022
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$135,841	$—	$135,841
U.S. Government agency and sponsored enterprise residential MBS	—	1,983,168	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	—	525,094	525,094
Private label residential MBS and CMOs	—	2,530,663	2,530,663
Private label commercial MBS	—	2,524,354	2,524,354
Single family real estate-backed securities	—	470,441	470,441
Collateralized loan obligations	—	1,136,463	1,136,463
Non-mortgage asset-backed securities	—	95,976	95,976
State and municipal obligations	—	116,661	116,661
SBA securities	—	135,782	135,782
Marketable equity securities	90,884	—	90,884
Derivative assets	—	88,739	88,739
Total assets at fair value	$226,725	$9,607,341	$9,834,066
Derivative liabilities	$—	$(126,220)	$(126,220)
Total liabilities at fair value	$—	$(126,220)	$(126,220)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	December 31, 2022	December 31, 2021
Collateral dependent loans	$31,789	$70,433
OREO	693	2,788
Operating lease equipment	—	11,429
	$32,482	$84,650

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		December 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$572,647	$572,647	$314,857	$314,857
Investment securities	1/2	$9,755,327	$9,755,190	$10,064,198	$10,064,887
Non-marketable equity securities	2	$294,172	$294,172	$135,859	$135,859
Loans, net	3	$24,738,042	$23,342,950	$23,638,596	$24,088,190
Derivative assets	2	$88,739	$88,739	$59,019	$59,019
Liabilities:
Demand, savings and money market deposits	2	$23,241,256	$23,241,256	$26,053,859	$26,053,859
Time deposits	2	$4,268,078	$4,231,167	$3,384,243	$3,388,435
Federal funds purchased	2	$190,000	$190,000	$199,000	$199,000
FHLB advances	2	$5,420,000	$5,419,588	$1,905,000	$1,905,629
Notes and other borrowings	2	$720,923	$698,359	$721,416	$813,095
Derivative liabilities	2	$126,220	$126,220	$25,314	$25,314
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
Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial, commercial real estate and an insignificant amount of consumer lines of credit to existing customers, for many of which additional extensions of credit are subject to borrowing base requirements. Some of these commitments may mature without being fully funded, so may not necessarily represent future liquidity requirements.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Total lending related commitments outstanding at December 31, 2022 were as follows (in thousands):

Commitments to fund loans	$271,274
Unfunded commitments under lines of credit	5,682,316
Commercial and standby letters of credit	130,247
$6,083,837
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
Note 16    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$266,282	$164,212
Marketable equity securities, at fair value	90,884	120,777
Investment in BankUnited, N.A.	2,777,082	3,465,136
Other assets	39,682	6,673
Total assets	$3,173,930	$3,756,798
Liabilities and Stockholders' Equity:
Notes payable	$692,534	$691,200
Other liabilities	45,415	27,837
Stockholders' equity	2,435,981	3,037,761
Total liabilities and stockholders' equity	$3,173,930	$3,756,798

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Condensed Statements of Income

	Years Ended December 31,
	2022	2021	2020
Income:
Interest and dividends on investment securities	$5,047	$4,958	$4,214
Service fees from subsidiary	17,185	13,014	15,935
Equity in earnings of subsidiary	338,911	455,672	224,734
Gain (loss) on investment securities	(19,732)	(2,530)	3,822
Total	341,411	471,114	248,705
Expense:
Interest on borrowings	36,210	36,143	29,041
Employee compensation and benefits	29,189	26,730	24,867
Other	3,857	3,744	3,711
Total	69,256	66,617	57,619
Income before income taxes	272,155	404,497	191,086
Benefit for income taxes	(12,816)	(10,487)	(6,767)
Net income	$284,971	$414,984	$197,853

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Condensed Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$284,971	$414,984	$197,853
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	266,089	(143,672)	(224,734)
Equity based compensation	25,179	23,832	20,367
Other	1,858	8,810	10,171
Net cash provided by operating activities	578,097	303,954	3,657
Cash flows from investing activities:
Purchase of marketable equity securities	—	(35,000)	(53,266)
Proceeds from repayments, sale, maturities and calls of investment securities	10,000	15,728	13,426
Other	—	(11)	—
Net cash provided by (used in) investing activities	10,000	(19,283)	(39,840)
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	293,858
Dividends paid	(79,443)	(85,790)	(86,522)
Proceeds from exercise of stock options	—	25	19,611
Repurchase of common stock	(401,288)	(318,499)	(100,972)
Other	(5,296)	(5,956)	(4,620)
Net cash provided by (used in) financing activities	(486,027)	(410,220)	121,355
Net increase (decrease) in cash and cash equivalents	102,070	(125,549)	85,172
Cash and cash equivalents, beginning of period	164,212	289,761	204,589
Cash and cash equivalents, end of period	$266,282	$164,212	$289,761
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$19,346	$19,876	$22,309
Dividends received by BankUnited, Inc. from the Bank totaled $605 million and $312 million for the years ended December 31, 2022, and 2021, respectively. No dividends were received by BankUnited, Inc. from the Bank during the year ended December 31, 2020.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 17    Quarterly Financial Information (Unaudited)
Financial information by quarter for the periods indicated follows (in thousands, except per share data):

	2022
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$401,490	$326,024	$266,973	$235,964	$1,230,451
Interest expense	158,424	90,188	41,557	27,322	317,491
Net interest income before provision for credit losses	243,066	235,836	225,416	208,642	912,960
Provision for credit losses	39,608	3,720	23,996	7,830	75,154
Net interest income after provision for credit losses	203,458	232,116	201,420	200,812	837,806
Non-interest income	26,813	23,072	13,450	14,301	77,636
Non-interest expense	148,479	138,105	127,402	126,324	540,310
Income before income taxes	81,792	117,083	87,468	88,789	375,132
Provision for income taxes	17,585	29,233	21,704	21,639	90,161
Net income	$64,207	$87,850	$65,764	$67,150	$284,971
Earnings per common share, basic	$0.83	$1.13	$0.82	$0.79	$3.55
Earnings per common share, diluted	$0.82	$1.12	$0.82	$0.79	$3.54

	2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$237,873	$234,345	$241,801	$245,429	$959,448
Interest expense	31,858	39,223	43,490	49,189	163,760
Net interest income before provision for credit losses	206,015	195,122	198,311	196,240	795,688
Provision for (recovery of) credit losses	246	(11,842)	(27,534)	(27,989)	(67,119)
Net interest income after provision for credit losses	205,769	206,964	225,845	224,229	862,807
Non-interest income	45,622	25,478	32,757	30,296	134,153
Non-interest expense	187,860	118,042	118,452	123,221	547,575
Income before income taxes	63,531	114,400	140,150	131,304	449,385
Provision (benefit) for income taxes	(61,724)	27,459	36,176	32,490	34,401
Net income	$125,255	$86,941	$103,974	$98,814	$414,984
Earnings per common share, basic	$1.42	$0.94	$1.12	$1.06	$4.52
Earnings per common share, diluted	$1.41	$0.94	$1.11	$1.06	$4.52

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
During the fourth quarter of 2021, derivative positions designated as cash flow hedges were discontinued resulting in a $(44.8) million loss impacting pre-tax earnings. See Note 10 to the consolidated financial statements for more information about derivative instruments.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2023 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2023 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2023 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2023 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)List of documents filed as part of this report:
1)    Financial Statements:
    Management's Report on Internal Control Over Financial Reporting
    Reports of Independent Registered Public Accounting Firms
    Consolidated Balance Sheets as of December 31, 2022 and 2021
    Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
    Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
    Notes to Consolidated Financial Statements
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

BANKUNITED, INC.
Date:	February 22, 2023	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2023
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2023
Leslie N. Lunak
/s/ TERE BLANCA	Director	February 22, 2023
Tere Blanca
/s/ JOHN N. DIGIACOMO	Director	February 22, 2023
John N. DiGiacomo
/s/ MICHAEL J. DOWLING	Director	February 22, 2023
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 22, 2023
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 22, 2023
A. Gail Prudenti
/s/ WILLIAM S. RUBENSTEIN	Director	February 22, 2023
William S. Rubenstein
/s/ SANJIV SOBTI	Director	February 22, 2023
Sanjiv Sobti
/s/ LYNNE WINES	Director	February 22, 2023
Lynne Wines