Form 10-Q
period 2023-03-31
BankUnited, Inc.
filed 2023-05-02
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of April 28, 2023 was 74,406,617.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2023

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BFG	Bridge Funding Group, Inc.
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
BTFP	Bank Term Funding Program
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CCAR	Comprehensive Capital Analysis and Review
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CMOs	Collateralized mortgage obligations
COLI	Company Owned Life Insurance
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HPI	Home price indices
HTM	Held to maturity
ICS	Insured Cash Sweep
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
ii

MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks:
Non-interest bearing	$15,740	$16,068
Interest bearing	888,258	556,579
Cash and cash equivalents	903,998	572,647
Investment securities (including securities reported at fair value of $9,523,599 and $9,745,327)	9,533,599	9,755,327
Non-marketable equity securities	384,697	294,172
Loans	24,892,894	24,885,988
Allowance for credit losses	(158,792)	(147,946)
Loans, net	24,734,102	24,738,042
Bank owned life insurance	318,305	308,212
Operating lease equipment, net	526,311	539,799
Goodwill	77,637	77,637
Other assets	710,554	740,876
Total assets	$37,189,203	$37,026,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,366,642	$8,037,848
Interest bearing	2,505,150	2,142,067
Savings and money market	10,601,129	13,061,341
Time	5,249,977	4,268,078
Total deposits	25,722,898	27,509,334
Federal funds purchased	—	190,000
FHLB advances	7,550,000	5,420,000
Notes and other borrowings	720,787	720,923
Other liabilities	714,124	750,474
Total liabilities	34,707,809	34,590,731

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,423,365 and 75,674,587 shares issued and outstanding	744	757
Paid-in capital	269,353	321,729
Retained earnings	2,585,981	2,551,400
Accumulated other comprehensive loss	(374,684)	(437,905)
Total stockholders' equity	2,481,394	2,435,981
Total liabilities and stockholders' equity	$37,189,203	$37,026,712

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans	$308,795	$191,562
Investment securities	118,758	43,048
Other	12,863	1,354
Total interest income	440,416	235,964
Interest expense:
Deposits	133,630	11,857
Borrowings	78,912	15,465
Total interest expense	212,542	27,322
Net interest income before provision for credit losses	227,874	208,642
Provision for credit losses	19,788	7,830
Net interest income after provision for credit losses	208,086	200,812
Non-interest income:
Deposit service charges and fees	5,545	5,960
Loss on investment securities, net	(12,549)	(7,868)
Lease financing	13,109	13,415
Other non-interest income	10,430	2,794
Total non-interest income	16,535	14,301
Non-interest expense:
Employee compensation and benefits	71,051	67,088
Occupancy and equipment	10,802	11,512
Deposit insurance expense	7,907	3,403
Professional fees	2,918	2,262
Technology	21,726	17,004
Depreciation and impairment of operating lease equipment	11,521	12,610
Other non-interest expense	26,855	12,445
Total non-interest expense	152,780	126,324
Income before income taxes	71,841	88,789
Provision for income taxes	18,959	21,639
Net income	$52,882	$67,150
Earnings per common share, basic	$0.71	$0.79
Earnings per common share, diluted	$0.70	$0.79

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

@	Three Months Ended March 31,
	2023	2022

Net income	$52,882	$67,150
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	74,936	(174,980)
Reclassification adjustment for net securities gains realized in income	(556)	(1,978)
Net change in unrealized gains (losses) on securities available for sale	74,380	(176,958)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(2,165)	31,179
Reclassification adjustment for net (gains) losses realized in income	(8,994)	4,020
Net change in unrealized gains (losses) on derivative instruments	(11,159)	35,199
Other comprehensive income (loss)	63,221	(141,759)
Comprehensive income (loss)	$116,103	$(74,609)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$52,882	$67,150
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(2,078)	(3,382)
Provision for credit losses	19,788	7,830
Loss on investment securities, net	12,549	7,868
Equity based compensation	5,280	4,112
Depreciation and amortization	19,430	18,947
Deferred income taxes	9,391	12,924
Proceeds from sale of loans held for sale, net	103,679	248,843
Other:
(Increase) decrease in other assets	(53,771)	57,729
(Decrease) increase in other liabilities	(25,782)	35,269
Net cash provided by operating activities	141,368	457,290

Cash flows from investing activities:
Purchases of investment securities	(74,185)	(1,698,615)
Proceeds from repayments and calls of investment securities	251,512	559,785
Proceeds from sale of investment securities	131,879	482,307
Purchases of non-marketable equity securities	(263,500)	(106,875)
Proceeds from redemption of non-marketable equity securities	172,975	52,200
Purchases of loans	(186,792)	(862,163)
Loan originations and repayments, net	73,367	1,000,544
Other investing activities	(9,032)	(6,805)
Net cash provided by (used in) investing activities	96,224	(579,622)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Net decrease in deposits	(1,786,436)	(896,827)
Net decrease in federal funds purchased	(190,000)	—
Additions to FHLB borrowings	2,455,000	1,810,000
Repayments of FHLB borrowings	(325,000)	(320,000)
Dividends paid	(19,346)	(19,876)
Repurchase of common stock	(55,022)	(82,103)
Other financing activities	14,563	13,773
Net cash provided by financing activities	93,759	504,967
Net increase in cash and cash equivalents	331,351	382,635
Cash and cash equivalents, beginning of period	572,647	314,857
Cash and cash equivalents, end of period	$903,998	$697,492

Supplemental disclosure of cash flow information:
Interest paid	$184,657	$17,616
Income taxes paid (refunded), net	$8,947	$(13,092)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$103,398	$254,826
Dividends declared, not paid	$19,637	$20,966

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	52,882	63,221	116,103
Dividends ($0.27 per common share)	—	—	—	(19,637)	—	(19,637)
Equity based compensation	596,979	5	9,584	—	—	9,589
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(213,956)	(2)	(6,954)	—	—	(6,956)
Repurchase of common stock	(1,634,245)	(16)	(55,006)	—	—	(55,022)
Balance at March 31, 2023	74,423,365	$744	$269,353	$2,585,981	$(374,684)	$2,481,394

Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761
Comprehensive loss	—	—	—	67,150	(141,759)	(74,609)
Dividends ($0.25 per common share)	—	—	—	(20,966)	—	(20,966)
Equity based compensation	468,050	5	6,326	—	—	6,331
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(132,112)	(1)	(5,181)	—	—	(5,182)
Repurchase of common stock	(1,931,903)	(19)	(82,084)	—	—	(82,103)
Balance at March 31, 2022	84,052,021	$841	$626,564	$2,391,526	$(157,699)	$2,861,232

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through banking centers in Florida, the New York metropolitan area and Dallas, Texas at March 31, 2023. The Bank also offers certain commercial lending and deposit products through national platforms and regional wholesale banking offices.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Three Months Ended March 31, 2023
ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326). This ASU eliminated the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The ASU enhanced disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, updated certain requirements related to accounting for credit losses under ASC 326 and required disclosure of current-period gross charge-offs of financing receivables by year of origination. The Company adopted this ASU in the first quarter of 2023, prospectively, except with respect to the recognition and measurement of TDRs, for which the modified retrospective transition method was applied. The Company recorded a reduction to the ACL of $1.8 million and a cumulative-effect adjustment, net of tax, to retained earnings of $1.3 million on January 1, 2023.
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-02—Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method (A Consensus of the Emerging Issues Task Force). This ASU was issued to expand use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in LIHTC programs. The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria established. This ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2023. Currently, all of the Company's equity investments in tax credit programs are in LIHTC programs accounted for using the proportional amortization method.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2023	2022
Basic earnings per common share:
Numerator:
Net income	$52,882	$67,150
Distributed and undistributed earnings allocated to participating securities	(798)	(929)
Income allocated to common stockholders for basic earnings per common share	$52,084	$66,221
Denominator:
Weighted average common shares outstanding	74,755,002	84,983,873
Less average unvested stock awards	(1,193,881)	(1,211,807)
Weighted average shares for basic earnings per common share	73,561,121	83,772,066
Basic earnings per common share	$0.71	$0.79
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$52,084	$66,221
Adjustment for earnings reallocated from participating securities	3	1
Income used in calculating diluted earnings per common share	$52,087	$66,222
Denominator:
Weighted average shares for basic earnings per common share	73,561,121	83,772,066
Dilutive effect of certain share-based awards	447,581	137,704
Weighted average shares for diluted earnings per common share	74,008,702	83,909,770
Diluted earnings per common share	$0.70	$0.79
Potentially dilutive unvested shares totaling 1,190,511 and 1,267,676 were outstanding at March 31, 2023 and 2022, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$129,140	$290	$(11,047)	$118,383
U.S. Government agency and sponsored enterprise residential MBS	2,028,070	1,528	(49,065)	1,980,533
U.S. Government agency and sponsored enterprise commercial MBS	584,464	140	(66,222)	518,382
Private label residential MBS and CMOs	2,825,107	807	(300,432)	2,525,482
Private label commercial MBS	2,533,319	887	(99,387)	2,434,819
Single family real estate-backed securities	468,225	—	(19,724)	448,501
Collateralized loan obligations	1,126,532	416	(20,870)	1,106,078
Non-mortgage asset-backed securities	98,812	—	(4,713)	94,099
State and municipal obligations	106,897	926	(3,873)	103,950
SBA securities	127,959	310	(3,666)	124,603
	10,028,525	$5,304	$(578,999)	9,454,830
Investment securities held to maturity	10,000			10,000
	$10,038,525			9,464,830
Marketable equity securities				68,769
				$9,533,599

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

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
Investment securities held to maturity at March 31, 2023 and December 31, 2022 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $36 million and $34 million at March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At March 31, 2023, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,399,602	$1,345,012
Due after one year through five years	5,563,191	5,343,463
Due after five years through ten years	1,811,023	1,648,170
Due after ten years	1,254,709	1,118,185
	$10,028,525	$9,454,830
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $8.4 billion and $4.1 billion at March 31, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross realized gains on investment securities AFS	$772	$2,750
Gross realized losses on investment securities AFS	(20)	(77)
Net realized gain	752	2,673

Net losses on marketable equity securities recognized in earnings	(13,301)	(10,541)

Loss on investment securities, net	$(12,549)	$(7,868)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$98,433	$(11,047)	$98,433	$(11,047)
U.S. Government agency and sponsored enterprise residential MBS	450,166	(4,814)	1,426,663	(44,251)	1,876,829	(49,065)
U.S. Government agency and sponsored enterprise commercial MBS	85,834	(2,507)	418,940	(63,715)	504,774	(66,222)
Private label residential MBS and CMOs	132,246	(4,089)	2,283,623	(296,343)	2,415,869	(300,432)
Private label commercial MBS	292,200	(5,388)	1,967,412	(93,999)	2,259,612	(99,387)
Single family real estate-backed securities	69,334	(117)	379,167	(19,607)	448,501	(19,724)
Collateralized loan obligations	191,045	(1,455)	862,512	(19,415)	1,053,557	(20,870)
Non-mortgage asset-backed securities	8,184	(54)	85,915	(4,659)	94,099	(4,713)
State and municipal obligations	6,352	(74)	27,842	(3,799)	34,194	(3,873)
SBA securities	41,923	(567)	66,337	(3,099)	108,260	(3,666)
	$1,277,284	$(19,065)	$7,616,844	$(559,934)	$8,894,128	$(578,999)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three months ended March 31, 2023 and 2022. At March 31, 2023, the Company did not have an intent to sell securities that were in unrealized loss positions and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. While recent events impacting the banking sector have impacted the liquidity profile of many banks, including BankUnited, the substantial majority of our investment securities are pledgeable at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At March 31, 2023, 569 securities available for sale were in unrealized loss positions. The amount of impairment related to 102 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.9 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at March 31, 2023 is further discussed below.
Unrealized losses were generally attributable to rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy has also led to market uncertainty, producing some yield curve dislocations. The investment securities AFS portfolio was in a net unrealized loss position of $573.7 million at March 31, 2023, compared to $674.2 million at December 31, 2022, improving by $100 million during the three months ended March 31, 2023.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At March 31, 2023, five U.S. treasury, 150 U.S. Government agency and sponsored enterprise residential MBS, 26 U.S. Government agency and sponsored enterprise commercial MBS, and 18 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2023. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at March 31, 2023, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At March 31, 2023, 114 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our March 31, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 18%. As of March 31, 2023, 95% of impaired securities in this category, based on carrying value, were externally rated AAA, 1% were rated AA and 4% were rated A.
Private label commercial MBS
At March 31, 2023, 104 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. Our March 31, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 43%. As of March 31, 2023, 85% of impaired securities in this category, based on carrying value, were externally rated AAA, 11% were rated AA and 4% were rated A.
Single family real estate-backed securities
At March 31, 2023, 15 single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our March 31, 2023 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 51%. As of March 31, 2023, 62% of impaired securities in this category, based on carrying value, were externally rated AAA, 15% were rated AA and one security was not externally rated.
Collateralized loan obligations
At March 31, 2023, 26 collateralized loan obligations were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our March 31, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 10% compared to weighted average credit support of 44%. As of March 31, 2023, 80% of the impaired securities in this category, based on carrying value, were externally rated AAA, 16% were rated AA and 4% were rated A.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Non-mortgage asset-backed securities
At March 31, 2023, seven non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our March 31, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 24%. As of March 31, 2023, 47% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 53% were rated AA.
State and Municipal Obligations
At March 31, 2023, two state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of March 31, 2023, all of the impaired securities in this category, based on carrying value, were externally rated AAA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
Residential:
1-4 single family residential	$7,133,615	28.6%	$7,128,834	28.6%
Government insured residential	1,656,129	6.7%	1,771,880	7.1%
	$8,789,744	35.3%	$8,900,714	35.7%
Commercial:
Non-owner occupied commercial real estate	5,346,895	21.5%	5,405,597	21.7%
Construction and land	324,805	1.3%	294,360	1.2%
Owner occupied commercial real estate	1,863,333	7.5%	1,890,813	7.6%
Commercial and industrial	6,617,716	26.5%	6,417,721	25.9%
Pinnacle	919,584	3.7%	912,122	3.7%
Bridge - franchise finance	239,205	1.0%	253,774	1.0%
Bridge - equipment finance	266,715	1.1%	286,147	1.1%
Mortgage warehouse lending	524,897	2.1%	524,740	2.1%
	16,103,150	64.7%	15,985,274	64.3%
Total loans	24,892,894	100.0%	24,885,988	100.0%
Allowance for credit losses	(158,792)		(147,946)
Loans, net	$24,734,102		$24,738,042
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $56 million and $61 million at March 31, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
UPB	$93,051	$96,437
Non-credit discount	(42,357)	(44,354)
Total amortized cost of PCD loans	50,694	52,083
ACL related to PCD loans	(381)	(409)
PCD loans, net	$50,313	$51,674
Included in loans, net are direct or sales type finance leases totaling $641 million and $634 million at March 31, 2023 and December 31, 2022, respectively. The amount of income recognized from direct or sales type finance leases for the three months ended March 31, 2023 and 2022 totaled $4.3 million and $4.6 million, respectively and is included in interest income on loans in the consolidated statements of income.
During the three months ended March 31, 2023 and 2022, the Company purchased residential loans totaling $187 million and $862 million, respectively.
At March 31, 2023 and December 31, 2022, the Company had pledged loans with a carrying value of approximately $13.2 billion and $12.4 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At March 31, 2023 and December 31, 2022, accrued interest receivable on loans totaled $132 million and $129 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three months ended March 31, 2023 and 2022.
Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using a single third-party provided economic scenario. The qualitative component was informed by alternate scenarios. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023			2022
	Residential	Commercial	Total	Residential	Commercial	Total
Beginning balance	$11,741	$136,205	$147,946	$9,187	$117,270	$126,457
Impact of adoption of ASU 2022-02	(117)	(1,677)	(1,794)	N/A	N/A	N/A
Balance after adoption of ASU 2022-02	11,624	134,528	146,152	9,187	117,270	126,457
Provision (recovery)	170	17,425	17,595	(256)	7,702	7,446
Charge-offs	—	(7,899)	(7,899)	—	(10,671)	(10,671)
Recoveries	3	2,941	2,944	26	2,185	2,211
Ending balance	$11,797	$146,995	$158,792	$8,957	$116,486	$125,443
The ACL increased by $10.8 million, from 0.59% to 0.64% of total loans, at March 31, 2023 compared to December 31, 2022. The more significant factors impacting the provision for credit losses for the three months ended March 31, 2023 included a deteriorating economic forecast and an increase in certain specific reserves.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

The following table presents gross charge-offs during the three months ended March 31, 2023, by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$35	$—	$35
C&I	—	64	24	—	265	935	309	1,597
Bridge - franchise finance	—	—	—	33	2,409	3,825	—	6,267
	$—	$64	$24	$33	$2,674	$4,795	$309	$7,899
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Amount related to funded portion of loans	$17,595	$7,446
Amount related to off-balance sheet credit exposures	2,193	384
Total provision for credit losses	$19,788	$7,830
Credit quality information
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the first quarter of 2023. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	March 31, 2023
	Amortized Cost By Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current	$117,258	$1,179,778	$3,111,081	$900,912	$312,977	$1,447,072	$7,069,078
30 - 59 Days Past Due	—	16,570	16,841	3,801	1,363	5,764	44,339
60 - 89 Days Past Due	—	732	418	—	—	3,611	4,761
90 Days or More Past Due	—	2,765	2,158	2,029	2,000	6,485	15,437
	$117,258	$1,199,845	$3,130,498	$906,742	$316,340	$1,462,932	$7,133,615

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

	December 31, 2022
	Amortized Cost By Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current	$1,185,611	$3,149,299	$916,923	$316,023	$177,891	$1,321,011	$7,066,758
30 - 59 Days Past Due	12,752	16,432	3,266	2,953	1,854	5,759	43,016
60 - 89 Days Past Due	252	1,196	229	1,347	—	1,052	4,076
90 Days or More Past Due	2,589	2,158	2,173	360	3,069	4,635	14,984
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	March 31, 2023
	Amortized Cost By Origination Year
LTV	2023	2022	2021	2020	2019	Prior	Total
Less than 61%	$12,750	$280,999	$1,282,249	$344,679	$75,652	$491,970	$2,488,299
61% - 70%	23,708	296,695	848,469	228,400	78,531	348,041	1,823,844
71% - 80%	80,800	619,158	964,695	333,590	156,693	580,755	2,735,691
More than 80%	—	2,993	35,085	73	5,464	42,166	85,781
	$117,258	$1,199,845	$3,130,498	$906,742	$316,340	$1,462,932	$7,133,615

	December 31, 2022
	Amortized Cost By Origination Year
LTV	2022	2021	2020	2019	2018	Prior	Total
Less than 61%	$282,940	$1,301,279	$354,720	$76,404	$42,864	$472,090	$2,530,297
61% - 70%	295,206	857,008	231,732	80,383	49,047	310,649	1,824,025
71% - 80%	620,049	975,542	336,066	158,406	86,463	510,633	2,687,159
More than 80%	3,009	35,256	73	5,490	4,440	39,085	87,353
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	March 31, 2023
	Amortized Cost By Origination Year
FICO	2023	2022	2021	2020	2019	Prior	Total
760 or greater	$74,066	$809,442	$2,488,061	$712,689	$221,056	$995,139	$5,300,453
720 - 759	35,448	245,748	429,084	122,827	52,140	244,446	1,129,693
719 or less	7,744	144,655	213,353	71,226	43,144	223,347	703,469
	$117,258	$1,199,845	$3,130,498	$906,742	$316,340	$1,462,932	$7,133,615

	December 31, 2022
	Amortized Cost By Origination Year
FICO	2022	2021	2020	2019	2018	Prior	Total
760 or greater	$805,125	$2,513,045	$721,982	$212,574	$97,076	$944,783	$5,294,585
720 - 759	285,507	485,528	132,928	62,301	45,857	216,047	1,228,168
719 or less	110,572	170,512	67,681	45,808	39,881	171,627	606,081
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

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
Commercial credit exposure based on internal risk rating:

	March 31, 2023
	Amortized Cost By Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
CRE
Pass	$66,399	$1,248,325	$732,160	$546,742	$1,106,358	$1,363,097	$197,073	$5,260,154
Special mention	—	42,950	2,150	—	17,913	411	—	63,424
Substandard	—	12,263	1,355	19,008	119,227	196,269	—	348,122
Total CRE	$66,399	$1,303,538	$735,665	$565,750	$1,243,498	$1,559,777	$197,073	$5,671,700
C&I
Pass	$320,398	$1,768,713	$762,133	$428,383	$605,736	$1,203,423	$3,071,337	$8,160,123
Special mention	38	2,955	433	—	2,534	2,330	22,864	31,154
Substandard	9	54,757	11,705	18,988	53,187	114,667	28,760	282,073
Doubtful	—	—	—	—	6,985	714	—	7,699
Total C&I	$320,445	$1,826,425	$774,271	$447,371	$668,442	$1,321,134	$3,122,961	$8,481,049
Pinnacle
Pass	$42,815	$170,252	$107,137	$62,406	$62,354	$474,620	$—	$919,584
Total Pinnacle	$42,815	$170,252	$107,137	$62,406	$62,354	$474,620	$—	$919,584
Bridge - Franchise Finance
Pass	$2,389	$28,106	$38,134	$36,376	$26,549	$52,902	$—	$184,456
Special mention	—	—	—	—	5,120	2,083	—	7,203
Substandard	—	281	1,499	1,936	21,548	22,282	—	47,546
Total Bridge - Franchise Finance	$2,389	$28,387	$39,633	$38,312	$53,217	$77,267	$—	$239,205
Bridge - Equipment Finance
Pass	$—	$26,280	$51,539	$15,922	$83,887	$87,934	$—	$265,562
Substandard	—	—	—	—	1,153	—	—	1,153
Total Bridge - Equipment Finance	$—	$26,280	$51,539	$15,922	$85,040	$87,934	$—	$266,715
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$524,897	$524,897
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$524,897	$524,897

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

	December 31, 2022
	Amortized Cost By Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
CRE
Pass	$1,256,300	$758,025	$550,133	$1,138,113	$512,125	$932,030	$196,963	$5,343,689
Special mention	—	—	—	18,006	—	709	—	18,715
Substandard	12,332	1,355	20,103	98,438	56,974	148,351	—	337,553
Total CRE	$1,268,632	$759,380	$570,236	$1,254,557	$569,099	$1,081,090	$196,963	$5,699,957
C&I
Pass	$1,880,853	$825,410	$445,988	$689,003	$416,287	$832,952	$2,900,336	$7,990,829
Special mention	63	—	208	3,880	—	20,657	310	25,118
Substandard	25,898	13,916	3,319	103,625	19,715	104,190	21,277	291,940
Doubtful	—	—	—	—	647	—	—	647
Total C&I	$1,906,814	$839,326	$449,515	$796,508	$436,649	$957,799	$2,921,923	$8,308,534
Pinnacle
Pass	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Total Pinnacle	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Bridge - Franchise Finance
Pass	$81,146	$19,251	$38,293	$34,483	$8,617	$6,799	$—	$188,589
Special mention	—	—	—	5,432	2,168	—	—	7,600
Substandard	—	1,617	1,295	22,058	17,148	8,124	—	50,242
Doubtful	—	—	1,013	2,447	3,883	—	—	7,343
Total Bridge - Franchise Finance	$81,146	$20,868	$40,601	$64,420	$31,816	$14,923	$—	$253,774
Bridge - Equipment Finance
Pass	$27,386	$55,015	$16,488	$90,286	$33,264	$62,353	$—	$284,792
Substandard	—	—	—	1,355	—	—	—	1,355
Total Bridge - Equipment Finance	$27,386	$55,015	$16,488	$91,641	$33,264	$62,353	$—	$286,147
Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$524,740	$524,740
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$524,740	$524,740

At March 31, 2023 and December 31, 2022, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Special mention	$101,781	$51,433
Substandard - accruing	596,054	605,965
Substandard - non-accruing	82,840	75,125
Doubtful	7,699	7,990
Total	$788,374	$740,513

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	March 31, 2023					December 31, 2022
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$7,069,078	$44,339	$4,761	$15,437	$7,133,615	$7,066,758	$43,016	$4,076	$14,984	$7,128,834
Government insured residential	969,134	167,880	81,457	437,658	1,656,129	1,025,523	159,461	94,294	492,602	1,771,880
CRE	5,657,401	2,723	—	11,576	5,671,700	5,680,829	4,328	4,773	10,027	5,699,957
C&I	8,433,706	19,573	2,570	25,200	8,481,049	8,280,321	2,508	1,028	24,677	8,308,534
Pinnacle	919,584	—	—	—	919,584	912,122	—	—	—	912,122
Bridge - franchise finance	236,063	1,094	—	2,048	239,205	243,574	1,321	—	8,879	253,774
Bridge - equipment finance	266,715	—	—	—	266,715	286,147	—	—	—	286,147
Mortgage warehouse lending	524,897	—	—	—	524,897	524,740	—	—	—	524,740
	$24,076,578	$235,609	$88,788	$491,919	$24,892,894	$24,020,014	$210,634	$104,171	$551,169	$24,885,988

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $32.9 million and $30.8 million at March 31, 2023 and December 31, 2022, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $439 million and $494 million at March 31, 2023 and December 31, 2022, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
1-4 single family residential	$23,102	$—	$21,311	$—
CRE	17,137	2,860	22,352	6,911
C&I	67,245	14,652	47,473	15,642
Bridge - franchise finance	6,157	2,479	13,290	1,668
	$113,641	$19,991	$104,426	$24,221
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $36.9 million and $40.3 million at March 31, 2023 and December 31, 2022, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three months ended March 31, 2023 and 2022. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.9 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
1-4 single family residential	$—	$—	$730	$730
Commercial:
CRE	14,990	14,527	19,486	18,353
C&I	22,184	21,470	26,404	25,344
Bridge - franchise finance	4,808	3,560	11,445	3,729
Total commercial	41,982	39,557	57,335	47,426
	$41,982	$39,557	$58,065	$48,156
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secures collateral dependent loans during the three months ended March 31, 2023.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $382 million, of which $369 million was government insured, at March 31, 2023 and $413 million, of which $400 million was government insured, at December 31, 2022. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at March 31, 2023 and December 31, 2022.
Loan Modifications
The following table summarizes loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the period indicated (dollars in thousands):

	Three Months Ended March 31, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
1-4 single family residential	$766	—%	$—	—%	$—	—%	$766
Government insured residential	109	—%	36,920	2%	2,312	—%	39,341
C&I	—	—%	4,918	—%	—	—%	4,918
	$875		$41,838		$2,312		$45,025

(1)Represents percentage of loans receivable in each category.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

The following table summarizes the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 3.8% to 3.1%.
Government insured residential	Reduced weighted average contractual interest rate from 4.8% to 3.8%.
Term Extension:
Residential	Added a weighted average 9.6 years to the term of the modified loans.
C&I	Added a weighted average 0.7 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 5.8% to 4.9% and added a weighted average 6.9 years to the term of the modified loans.
The following table presents the aging at March 31, 2023, of loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$766	$—	$—	$—	$766
Government insured residential	22,346	11,083	4,683	1,229	39,341
C&I	4,918	—	—	—	4,918
	$28,030	$11,083	$4,683	$1,229	$45,025
The following table summarizes loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 and subsequently defaulted, during the period indicated (in thousands):

	Three Months Ended March 31, 2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$109	$5,070	$733	$5,912
Disclosures Prescribed by Legacy GAAP (Before Adoption of ASU 2022-02) for Prior Periods
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2022 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	4	$1,992	—	$—
Government insured residential	390	63,539	125	21,391
C&I	8	15,219	—	—
	402	$80,750	125	$21,391
TDRs during the three months ended March 31, 2022 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Note 5    Income Taxes
The Company’s effective income tax rate was 26.4% and 24.4% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate swaps, caps and collars designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. The Company has also entered into interest rate swaps designated as fair value hedges designed to hedge changes in the fair value of outstanding fixed rate instruments caused by fluctuations in the benchmark interest rate. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2023			December 31, 2022
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,750,000	$152	$—	$1,970,000	$941	$(1,514)
Interest rate caps purchased, indexed to Fed Funds effective rate	200,000	13,583	—	200,000	15,673	—
Interest rate collar, indexed to 1-month SOFR(2)	125,000	90	—	125,000	—	(203)
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	100,000	—	—	100,000	—	—
	$2,175,000	$13,825	$—	$2,395,000	$16,614	$(1,717)

(1) The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
(2) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.
Derivatives designated as cash flow hedges
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Location of gain (loss) reclassified from AOCI into income:
Interest expense on borrowings	$7,497	$(4,710)
Interest expense on deposits	5,049	(722)
Interest income on loans	(392)	—
	$12,154	$(5,432)
During the three months ended March 31, 2023 and 2022, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2023, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $37.1 million. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Derivatives designated as fair value hedges
The amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings was insignificant for the three months ended March 31, 2023 and 2022. The following table provides information about the hedged items related to derivatives designated as fair value hedges at the date indicated (in thousands):

	March 31, 2023	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	Loans
Cumulative fair value hedging adjustments	$(3,114)	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. At March 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $1.0 billion.
Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three months ended March 31, 2023 and 2022, the impact on earnings related to changes in fair value of these derivatives was not material.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its commercial borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any significant losses from failure of interest rate derivative counterparties to honor their obligations
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2023			December 31, 2022
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives not designated as hedges:
Pay-fixed interest rate swaps	$1,857,402	$62,302	$(5,155)	$1,916,719	$67,942	$(2,195)
Pay-variable interest rate swaps	1,857,402	5,249	(92,488)	1,916,719	2,195	(120,320)
Interest rate caps purchased	42,920	1,830	—	42,920	1,988	—
Interest rate caps sold	42,920	—	(1,830)	42,920	—	(1,988)
	$3,800,644	$69,381	$(99,473)	$3,919,278	$72,125	$(124,503)

(1) Fair value asset and liability derivatives are included in other assets and other liabilities, respectively in the consolidation balance sheets.
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
March 31, 2023

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2023
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$77,957	$—	$77,957	$(5,155)	$(72,032)	$770
Derivative liabilities	(5,155)	—	(5,155)	5,155	—	—
	$72,802	$—	$72,802	$—	$(72,032)	$770

	December 31, 2022
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$86,544	$—	$86,544	$(3,912)	$(79,447)	$3,185
Derivative liabilities	(3,912)	—	(3,912)	3,912	—	—
	$82,632	$—	$82,632	$—	$(79,447)	$3,185
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$101,265	$(26,329)	$74,936	$(236,434)	$61,454	$(174,980)
Amounts reclassified to gain on investment securities available for sale, net	(752)	196	(556)	(2,673)	695	(1,978)
Net change in unrealized gains (losses) on investment securities available for sale	100,513	(26,133)	74,380	(239,107)	62,149	(176,958)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(2,926)	761	(2,165)	41,963	(10,784)	31,179
Amounts reclassified to interest expense on deposits	(5,049)	1,313	(3,736)	722	(188)	534
Amounts reclassified to interest expense on borrowings	(7,497)	1,949	(5,548)	4,710	(1,224)	3,486
Amounts reclassified to interest income on loans	392	(102)	290	—	—	—
Net change in unrealized gains (losses) on derivative instruments	(15,080)	3,921	(11,159)	47,395	(12,196)	35,199
Other comprehensive income (loss)	$85,433	$(22,212)	$63,221	$(191,712)	$49,953	$(141,759)

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Other comprehensive income (loss)	74,380	(11,159)	63,221
Balance at March 31, 2023	$(424,531)	$49,847	$(374,684)

Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Other comprehensive income (loss)	(176,958)	35,199	(141,759)
Balance at March 31, 2022	$(174,099)	$16,400	$(157,699)
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
March 31, 2023

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2023
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$118,383	$—	$118,383
U.S. Government agency and sponsored enterprise residential MBS	—	1,980,533	1,980,533
U.S. Government agency and sponsored enterprise commercial MBS	—	518,382	518,382
Private label residential MBS and CMOs	—	2,525,482	2,525,482
Private label commercial MBS	—	2,434,819	2,434,819
Single family real estate-backed securities	—	448,501	448,501
Collateralized loan obligations	—	1,106,078	1,106,078
Non-mortgage asset-backed securities	—	94,099	94,099
State and municipal obligations	—	103,950	103,950
SBA securities	—	124,603	124,603
Marketable equity securities	68,769	—	68,769
Derivative assets	—	83,206	83,206
Total assets at fair value	$187,152	$9,419,653	$9,606,805
Derivative liabilities	$—	$(99,473)	$(99,473)
Total liabilities at fair value	$—	$(99,473)	$(99,473)

	December 31, 2022
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$135,841	$—	$135,841
U.S. Government agency and sponsored enterprise residential MBS	—	1,983,168	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	—	525,094	525,094
Private label residential MBS and CMOs	—	2,530,663	2,530,663
Private label commercial MBS	—	2,524,354	2,524,354
Single family real estate-backed securities	—	470,441	470,441
Collateralized loan obligations	—	1,136,463	1,136,463
Non-mortgage asset-backed securities	—	95,976	95,976
State and municipal obligations	—	116,661	116,661
SBA securities	—	135,782	135,782
Marketable equity securities	90,884	—	90,884
Derivative assets	—	88,739	88,739
Total assets at fair value	$226,725	$9,607,341	$9,834,066
Derivative liabilities	$—	$(126,220)	$(126,220)
Total liabilities at fair value	$—	$(126,220)	$(126,220)
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
March 31, 2023

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	March 31, 2023	December 31, 2022
Collateral dependent loans	$25,320	$31,789
OREO	—	693
	$25,320	$32,482
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$903,998	$903,998	$572,647	$572,647
Investment securities	1/2	$9,533,599	$9,533,448	$9,755,327	$9,755,190
Non-marketable equity securities	2	$384,697	$384,697	$294,172	$294,172
Loans, net	3	$24,734,102	$23,595,163	$24,738,042	$23,342,950
Derivative assets	2	$83,206	$83,206	$88,739	$88,739
Liabilities:
Demand, savings and money market deposits	2	$20,472,921	$20,472,921	$23,241,256	$23,241,256
Time deposits	2	$5,249,977	$5,198,220	$4,268,078	$4,231,167
Federal funds purchased	2	$—	$—	$190,000	$190,000
FHLB advances	2	$7,550,000	$7,545,355	$5,420,000	$5,419,588
Notes and other borrowings	2	$720,787	$642,239	$720,923	$698,359
Derivative liabilities	2	$99,473	$99,473	$126,220	$126,220
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
March 31, 2023

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
Total lending related commitments outstanding at March 31, 2023 were as follows (in thousands):

Commitments to fund loans	$478,149
Unfunded commitments under lines of credit	5,928,956
Commercial and standby letters of credit	161,092
$6,568,197
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2023

Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$7,458,221	—%	$9,047,864	—%
Interest bearing	2,283,505	1.87%	3,078,037	0.18%
Savings and money market	12,145,922	3.06%	13,401,332	0.21%
Time	4,526,480	2.81%	3,319,585	0.44%
	$26,414,128	2.05%	$28,846,818	0.17%
Time deposit accounts with balances greater than $250,000 totaled $819 million and $730 million at March 31, 2023 and December 31, 2022, respectively.
The following table presents maturities of time deposits as of March 31, 2023 (in thousands):

Maturing in:
2023	$3,534,369
2024	1,306,729
2025	97,271
2026	310,548
2027	1,032
Thereafter	28
$5,249,977
Included in deposits at March 31, 2023 are public funds deposits of $3.6 billion and brokered deposits of $5.2 billion.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest bearing demand	$10,545	$1,364
Savings and money market	91,724	6,931
Time	31,361	3,562
	$133,630	$11,857
Certain of our non-interest bearing demand deposit accounts participate in various customer rebate programs. During the three months ended March 31, 2023 and 2022, costs related to these programs totaled $8.5 million and $1.6 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2023 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future" and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by external circumstances outside the Company's direct control, such as adverse events impacting the financial services industry. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2022 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Overview
Recent Industry Developments
During March and April of 2023, three highly publicized regional bank closures led to industry-wide concerns and volatility related to bank valuations, liquidity, deposit outflows, unrealized securities losses and eroding customer confidence in the banking system. Despite these recent developments, our business is stable, our liquidity position is strong and our capital base remains robust. The Company took the following actions in response to these industry-wide developments:
•Activated our contingency funding plan, enhancing daily monitoring and reporting of liquidity trends and deposit flows, and optimized same day available liquidity by increasing cash levels and pledging additional assets to the FHLB and FRB;
•Equipped our relationship managers and branch personnel with information they could use in their outreach to customers;
•Supported our customers by offering our pre-existing ICS reciprocal insured deposit program to those with concerns about deposit insurance;
•Held regular company-wide calls to provide timely information to our employees;
•Maintained a regular cadence of communication with funding sources, counterparties and regulators;
•Made senior management available to customers as needed; and
•Are re-evaluating the Bank's concentration limits around certain types of larger deposits.
Quarterly Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, the cost of deposits, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratio of non-performing loans to total loans, non-performing assets to total assets, trends in criticized and classified assets and portfolio delinquency and charge-off trends. We consider growth in and the composition of earning assets and deposits, the composition and level of available liquidity, our interest rate risk profile, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance, our risk appetite and the financial condition and performance of comparable financial institutions.

Quarterly highlights include:
•Net income for the three months ended March 31, 2023 was $52.9 million, or $0.70 per diluted share, compared to $64.2 million or $0.82 per diluted share for the immediately preceding three months ended December 31, 2022 and $67.2 million, or $0.79 per diluted share, for the three months ended March 31, 2022.
•CET1 was 10.8% at the holding company and 12.5% at the Bank at March 31, 2023. Pro-forma CET1 at the holding company, including accumulated other comprehensive income, was 9.4% at March 31, 2023.
•Our liquidity position is strong. At March 31, 2023, the Bank had total same day available liquidity of approximately $9.4 billion. As of April 21, 2023, available liquidity had increased to approximately $12.3 billion. At March 31, 2023, the Bank's ratio of estimated insured and collateralized deposits to total deposits was 62% and its available liquidity to estimated uninsured, uncollateralized deposits ratio was 95%. The ratio of available liquidity to estimated uninsured, uncollateralized deposits improved to 128% at April 21, 2023.
•During the week immediately following the onset of recent events impacting the banking sector, the Bank experienced elevated deposit outflows; deposit flows stabilized thereafter. Total deposits declined by $1.79 billion during the three months ended March 31, 2023, while non-interest bearing demand deposits declined by $671 million. Net deposit outflows the week of March 13, 2023 totaled $1.75 billion. Outflows totaling $1.9 billion that week were attributable to a small number of larger institutional customers. For the weeks of March 20 and March 27, 2023, there were net deposit inflows totaling $245 million.
•Non-interest bearing demand deposits were 29% of total deposits at both March 31, 2023 and December 31, 2022.
•Net interest income and the net interest margin for the three months ended March 31, 2023 were negatively impacted by an increase in the cost of funds which more than offset the increased yield on interest-earning assets. A greater than anticipated decline in average non-interest bearing deposits and an increase in on-balance sheet liquidity led to an increase in higher cost deposits and FHLB advances. The net interest margin, calculated on a tax-equivalent basis, was 2.62% for the three months ended March 31, 2023, compared to 2.81% for the three months ended December 31, 2022 and 2.50% for the three months ended March 31, 2022. Net interest income decreased by $15.2 million, compared to the three months ended December 31, 2022 and increased by $19.2 million compared to the three months ended March 31, 2022.
•In response to the rising interest rate environment, tightening liquidity conditions and recent events impacting the banking sector, the average cost of total deposits rose to 2.05% for the three months ended March 31, 2023, from 1.42% for the immediately preceding three months ended December 31, 2022. The yield on average interest earning assets increased to 5.05% for the three months ended March 31, 2023, from 4.60% for the immediately preceding three months.
•For the three months ended March 31, 2023, the provision for credit losses was $19.8 million compared to provisions of $39.6 million and $7.8 million for the three months ended December 31, 2022 and March 31, 2022, respectively. The ratio of the ACL to total loans increased to 0.64%, at March 31, 2023 from 0.59% at December 31, 2022.
•Non-interest income for the three months ended March 31, 2023 included a $13.3 million net loss on certain preferred equity investments.
•Total loans was flat quarter-over-quarter, with a $111 million decline in residential offsetting net growth in the commercial segments of $118 million. The core C&I and CRE portfolio segments grew by $144 million.
•The pre-tax net unrealized loss on investment securities AFS improved by $100 million during the three months ended March 31, 2023 to $574 million from $674 million at December 31, 2022. The duration of the AFS portfolio was 1.95 at March 31, 2023. Securities held to maturity totaled only $10 million at March 31, 2023.
•The Company announced an increase of $0.02 per share in its common stock dividend for the three months ended March 31, 2023, to $0.27 per common share, reflecting an 8% increase from the previous level of $0.25 per share.
•During the three months ended March 31, 2023, the Company repurchased approximately 1.6 million shares of its common stock for an aggregate purchase price of $55.0 million, at a weighted average price of $33.41 per share. In light of the current macro-environment, we have suspended share repurchase activity.

•Book value and tangible book value per common share improved to $33.34 and $32.30, respectively, at March 31, 2023, from $32.19 and $31.16, respectively at December 31, 2022.
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
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets, by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets and liquidity considerations. The mix of interest bearing liabilities is influenced by the Company's liquidity profile, management's assessment of the desire for lower cost funding sources weighed against relationships with customers and growth expectations, our ability to attract and retain core deposit relationships, competition for deposits in the Company's markets and the availability and pricing of other sources of funds. For the quarter ended March 31, 2023, the mix of interest bearing liabilities was negatively impacted by a higher rate environment, the quantitative tightening policy stance of the FRB which has led to a decline in deposit levels across the banking industry and deposit outflows related to events that impacted the banking sector in March, 2023. These factors contributed to a decline in average non-interest bearing demand deposits and to an increase in higher cost funding sources, including wholesale funding such as FHLB advances.

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

	Three Months Ended March 31,
	March 31, 2023			December 31, 2022			March 31, 2022
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,724,296	$312,125	5.10%	$24,624,062	$292,272	4.72%	$23,349,143	$194,551	3.36%
Investment securities (3)	9,672,514	119,666	4.95%	9,788,969	106,034	4.33%	10,083,083	43,719	1.73%
Other interest earning assets	1,039,563	12,863	5.02%	710,315	7,345	4.10%	674,640	1,354	0.81%
Total interest earning assets	35,436,373	444,654	5.05%	35,123,346	405,651	4.60%	34,106,866	239,624	2.83%
Allowance for credit losses	(151,071)			(137,300)			(129,028)
Non-interest earning assets	1,793,000			1,837,156			1,674,476
Total assets	$37,078,302			$36,823,202			$35,652,314
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,283,505	10,545	1.87%	$2,183,854	6,704	1.22%	$3,078,037	1,364	0.18%
Savings and money market deposits	12,145,922	91,724	3.06%	12,054,892	68,001	2.24%	13,401,332	6,931	0.21%
Time deposits	4,526,480	31,361	2.81%	3,960,111	19,698	1.97%	3,319,585	3,562	0.44%
Total interest bearing deposits	18,955,907	133,630	2.86%	18,198,857	94,403	2.06%	19,798,954	11,857	0.24%
Federal funds purchased	143,580	1,611	4.49%	175,637	1,677	3.74%	187,539	58	0.12%
FHLB advances	6,465,000	68,039	4.27%	6,125,435	53,084	3.44%	2,248,889	6,146	1.11%
Notes and other borrowings	720,906	9,262	5.14%	721,044	9,260	5.14%	721,405	9,261	5.13%
Total interest bearing liabilities	26,285,393	212,542	3.28%	25,220,973	158,424	2.49%	22,956,787	27,322	0.48%
Non-interest bearing demand deposits	7,458,221			8,237,885			9,047,864
Other non-interest bearing liabilities	821,419			879,207			623,200
Total liabilities	34,565,033			34,338,065			32,627,851
Stockholders' equity	2,513,269			2,485,137			3,024,463
Total liabilities and stockholders' equity	$37,078,302			$36,823,202			$35,652,314
Net interest income		$232,112			$247,227			$212,302
Interest rate spread			1.77%			2.11%			2.35%
Net interest margin			2.62%			2.81%			2.50%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.3 million for the three months ended March 31, 2023 and $3.0 million for both the three months ended December 31, 2022 and March 31, 2022. The tax-equivalent adjustment for tax-exempt investment securities was $0.9 million for both the three months ended March 31, 2023 and December 31, 2022, and $0.7 million for the three months ended March 31, 2022.
(2)Annualized
(3)At fair value except for securities held to maturity.

Three months ended March 31, 2023 compared to the three months ended December 31, 2022
Net interest income, calculated on a tax-equivalent basis, was $232.1 million for the three months ended March 31, 2023, compared to $247.2 million for the three months ended December 31, 2022, a decrease of $15.1 million. The decrease in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $39.0 million and $54.1 million, respectively, for the three months ended March 31, 2023, compared to the three months ended December 31, 2022. Overall, the net interest margin was negatively impacted by an increase in the cost of interest-bearing deposits and FHLB advances, more than offsetting the increased yield on interest earnings assets. A decline in average non-interest bearing deposits and an increase in on-balance sheet liquidity contributed to an increase in higher-cost funding.
The net interest margin, calculated on a tax-equivalent basis, was 2.62% for the three months ended March 31, 2023, compared to 2.81% for the three months ended December 31, 2022. More detail about factors impacting the net interest margin for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 included:
•The tax-equivalent yield on investment securities increased to 4.95% for the three months ended March 31, 2023, from 4.33% for the three months ended December 31, 2022. This increase resulted primarily from the reset of coupon rates on variable rate securities.
•The tax-equivalent yield on loans increased to 5.10% for the three months ended March 31, 2023, from 4.72% for the three months ended December 31, 2022. Factors contributing to this increase were the resetting of variable rate loans at higher coupon rates and originations of new loans at higher rates.
•The average rate paid on interest bearing deposits increased to 2.86% for the three months ended March 31, 2023, from 2.06% for the three months ended December 31, 2022, in response to the rising interest rate environment, tightening liquidity conditions and the shift from non-interest bearing deposits to deposits priced at current, higher market rates.
•The average rate paid on FHLB advances increased to 4.27% for the three months ended March 31, 2023, from 3.44% for the three months ended December 31, 2022, primarily due to higher prevailing rates.
•Average non-interest bearing demand deposits declined by $780 million while average cash balances increased by $313 million for the three months ended March 31, 2023. Correspondingly, the increase in average interest-bearing sources of funds added to the balance sheet at higher current rates totaled $1.1 billion for the three months ended March 31, 2023. The estimated impact of this shift on the net interest margin for the three months ended March 31, 2023 was 0.14%.
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net interest income, calculated on a tax-equivalent basis, was $232.1 million for the three months ended March 31, 2023, compared to $212.3 million for the three months ended March 31, 2022, an increase of $19.8 million. The increase in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $205.0 million and $185.2 million, respectively, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in tax equivalent interest income was driven primarily by increases in interest income from loans and investment securities of $117.6 million and $75.9 million, respectively, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in interest expense was driven by increases in interest expense on deposits and borrowings of $121.8 million and $63.4 million, respectively, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Increases in interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflected increases in both the average balance of and the yields on loans and rising yields on investment securities. Increases in interest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflected the increase in the cost of interest-bearing deposits partially offset by a decline in the average balance and an increase in both the cost and average balance of FHLB advances. A decline in average non-interest bearing deposits and an increase in on-balance sheet liquidity also contributed to the increase in interest expense.
The net interest margin, calculated on a tax-equivalent basis, was 2.62% for the three months ended March 31, 2023 compared to 2.50% for the three months ended March 31, 2022. Offsetting factors impacting the net interest margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 included:
•The tax-equivalent yield on loans expanded to 5.10% for the three months ended March 31, 2023, from 3.36% for the three months ended March 31, 2022. Factors contributing to this increase were the resetting of variable rate loans at higher coupon rates and originations of new loans at higher rates.

•The tax-equivalent yield on investment securities increased to 4.95% for the three months ended March 31, 2023 from 1.73% for the three months ended March 31, 2022. This increase resulted primarily from the reset of coupon rates on variable rate securities as well as purchases of securities at higher yields.
•The average rate paid on interest bearing deposits increased to 2.86% for the three months ended March 31, 2023 from 0.24% for the three months ended March 31, 2022, primarily in response to the rising interest rate environment and tightening liquidity conditions.
•The average rate paid on FHLB advances increased to 4.27% for the three months ended March 31, 2023 from 1.11% for the three months ended March 31, 2022, primarily due to higher prevailing rates.
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
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Amount related to funded portion of loans	$17,595	$7,446
Amount related to off-balance sheet credit exposures	2,193	384
Total provision for credit losses	$19,788	$7,830
The most significant factors impacting the provision for credit losses for the three months ended March 31, 2023 were a deteriorating economic forecast and an increase in certain specific reserves.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Deposit service charges and fees	$5,545	$5,960
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	752	2,673
Net loss on marketable equity securities recognized in earnings	(13,301)	(10,541)
Loss on investment securities, net	(12,549)	(7,868)
Lease financing	13,109	13,415
Other non-interest income	10,430	2,794
	$16,535	$14,301
The loss on investment securities during both the three months ended March 31, 2023 and March 31, 2022 was attributable to losses related to certain preferred equity investments.

The most significant factor leading to the increase in other non-interest income for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was an increase in income related to the COLI assets supporting our deferred compensation plan. Lending related fees and gain on sale of buyout loans also increased comparatively.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Employee compensation and benefits	$71,051	$67,088
Occupancy and equipment	10,802	11,512
Deposit insurance expense	7,907	3,403
Professional fees	2,918	2,262
Technology	21,726	17,004
Depreciation and impairment of operating lease equipment	11,521	12,610
Other non-interest expense	26,855	12,445
Total non-interest expense	$152,780	$126,324
Increases in employee compensation and benefits and technology expenses reflected labor market dynamics and continuing investment in people and technology to support future growth.
Deposit insurance expense increased by $4.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, reflecting an increase in the assessment rate.
Other non-interest expense for the three months ended March 31, 2023 included $4.4 million related to certain operational and fraud losses. Costs related to deposit rebate and commissions programs increased by $6.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Influenced by recent events impacting the banking sector, the Company's funding mix shifted during the three months ended March 31, 2023, as total deposits declined by $1.8 billion, while FHLB advances and Fed Funds purchased grew by a net $1.9 billion. The funding mix was also impacted by the rising rate environment, as customers sought higher yields on their cash balances. Non-interest bearing demand deposits decreased by $671 million, while time deposits grew by $982 million during the quarter ended March 31, 2023.
Cash and cash equivalents grew by $331 million for the quarter to $904 million at March 31, 2023, while investment securities declined by $222 million, inclusive of a $100 million improvement in the level of net unrealized losses. Total loans was essentially flat to December 31, 2022, growing by $6.9 million for the three months ended March 31, 2023, with a decline in residential being offset by net growth in the commercial segments.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$129,140	$118,383	$148,956	$135,841
U.S. Government agency and sponsored enterprise residential MBS	2,028,070	1,980,533	2,036,693	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	584,464	518,382	600,517	525,094
Private label residential MBS and CMOs	2,825,107	2,525,482	2,864,589	2,530,663
Private label commercial MBS	2,533,319	2,434,819	2,645,168	2,524,354
Single family real estate-backed securities	468,225	448,501	502,194	470,441
Collateralized loan obligations	1,126,532	1,106,078	1,166,838	1,136,463
Non-mortgage asset-backed securities	98,812	94,099	102,194	95,976
State and municipal obligations	106,897	103,950	122,181	116,661
SBA securities	127,959	124,603	139,320	135,782
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$10,038,525	9,464,830	$10,338,650	9,664,443
Marketable equity securities		68,769		90,884
		$9,533,599		$9,755,327

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, although generally pledgeable at either the FHLB or the FRB, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2023 was 5.3 years and the effective duration of the portfolio was 1.95.
The investment securities AFS portfolio was in a net unrealized loss position of $573.7 million at March 31, 2023, compared to a net unrealized loss position of $674.2 million at December 31, 2022, improving by $100 million during the quarter ended March 31, 2023. Net unrealized losses at March 31, 2023 included $5.3 million of gross unrealized gains and $579.0 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at March 31, 2023 had an aggregate fair value of $8.9 billion. The unrealized losses resulted primarily from rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy and geopolitical events have also led to market uncertainty, producing some yield curve dislocations. None of the unrealized losses were attributable to credit loss impairments.
The ratings distribution of our AFS securities portfolio at March 31, 2023 is depicted in the chart below:

Ratings Distribution

A
3%
NR
1%
AA
7%
US
Government
and Agency
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
We do not intend to sell securities in significant unrealized loss positions at March 31, 2023. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. While recent events impacting the banking sector have impacted the liquidity profile of many banks, including BankUnited, the substantial majority of our investment securities are pledgeable at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
We regularly engage with bond managers to monitor trends in underlying collateral, including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.

The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at March 31, 2023:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	85.3%	30.0	98.1	44.7	6.4
	AA	10.4%	29.3	95.0	39.5	7.3
	A	4.3%	25.1	69.9	39.4	8.6
Weighted average		100.0%	29.7	96.6	43.9	6.6

CLOs	AAA	79.7%	41.4	60.2	46.5	10.4
	AA	16.7%	31.0	38.1	34.8	9.2
	A	3.6%	27.3	31.5	28.9	9.2
Weighted average		100.0%	39.2	55.5	43.9	10.1

Private label residential MBS and CMO	AAA	93.9%	3.0	99.8	17.6	2.3
	AA	0.9%	19.1	33.5	24.3	5.3
	A	5.2%	22.9	25.8	23.6	5.4
Weighted average		100.0%	4.2	95.4	17.9	2.5

Single family real estate-backed securities	AAA	64.9%	34.8	72.6	54.2	5.6
	AA	13.7%	51.6	55.4	53.6	9.0
	NR	21.4%	39.8	39.8	39.8	10.6
Weighted average		100.0%	38.2	63.3	51.0	7.2
For further discussion of our analysis of impaired investment securities AFS for credit loss impairment, see Note 3 to the consolidated financial statements.
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of March 31, 2023. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	0.63%	—%	—%	—%	0.63%
U.S. Government agency and sponsored enterprise residential MBS	4.95%	5.02%	5.18%	4.75%	5.03%
U.S. Government agency and sponsored enterprise commercial MBS	4.29%	5.07%	3.21%	2.58%	3.43%
Private label residential MBS and CMOs	3.80%	3.78%	3.72%	3.96%	3.83%
Private label commercial MBS	6.04%	6.38%	1.93%	3.29%	6.05%
Single family real estate-backed securities	1.36%	4.05%	1.36%	—%	4.04%
Collateralized loan obligations	6.67%	6.99%	7.26%	—%	6.97%
Non-mortgage asset-backed securities	3.26%	3.50%	5.67%	—%	4.71%
State and municipal obligations	3.17%	4.15%	4.49%	3.99%	4.20%
SBA securities	5.34%	5.27%	5.15%	4.98%	5.25%
	4.87%	5.51%	4.12%	3.85%	4.96%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
1-4 single family residential	$7,133,615	28.6%	$7,128,834	28.6%
Government insured residential	1,656,129	6.7%	1,771,880	7.1%
Non-owner occupied commercial real estate	5,346,895	21.5%	5,405,597	21.7%
Construction and land	324,805	1.3%	294,360	1.2%
Owner occupied commercial real estate	1,863,333	7.5%	1,890,813	7.6%
Commercial and industrial	6,617,716	26.5%	6,417,721	25.9%
Pinnacle	919,584	3.7%	912,122	3.7%
Bridge - franchise finance	239,205	1.0%	253,774	1.0%
Bridge - equipment finance	266,715	1.1%	286,147	1.1%
Mortgage warehouse lending	524,897	2.1%	524,740	2.1%
Total loans	24,892,894	100.0%	24,885,988	100.0%
Allowance for credit losses	(158,792)		(147,946)
Loans, net	$24,734,102		$24,738,042

For the three months ended March 31, 2023, $173 million of growth in the commercial and industrial segment, including owner-occupied commercial real estate, and modest growth in Pinnacle was offset by declines of $111 million in residential, $28 million in commercial real estate and $34 million for Bridge, while MWL balances remained flat.

Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
1-4 single family residential	$7,133,615	$7,128,834
Government insured residential	1,656,129	1,771,880
	$8,789,744	$8,900,714
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2023, $1.1 billion or 16% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.6 billion at March 31, 2023. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	March 31, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
California	$2,266,711	31.8%	$2,274,432	31.9%
New York	1,404,958	19.7%	1,417,707	19.9%
Florida	524,294	7.3%	521,479	7.3%
Illinois	361,030	5.1%	360,529	5.1%
Virginia	317,653	4.5%	314,530	4.4%
Others	2,258,969	31.6%	2,240,157	31.4%
	$7,133,615	100.0%	$7,128,834	100.0%

Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, income-producing non-owner occupied commercial real estate, a limited amount of construction and land loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases originated by Pinnacle and franchise and equipment finance loans and leases originated by Bridge.
The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):
Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, free-standing single-tenant buildings, medical and other office buildings, warehouse facilities, hotels and real estate secured lines of credit.
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at March 31, 2023 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,842,797	33%	58%	23%	19%	1.69	64.2%
Warehouse/Industrial	1,217,698	21%	64%	15%	21%	2.00	52.0%
Multifamily	934,403	16%	48%	52%	—%	2.20	45.4%
Retail	852,777	15%	64%	26%	10%	1.76	61.6%
Hotel	403,822	7%	86%	1%	13%	2.46	53.7%
Construction and Land	324,805	6%	49%	49%	2%	N/A	N/A
Other	95,398	2%	77%	7%	16%	1.81	48.3%
	$5,671,700	100%	60%	26%	14%	1.92	56.8%

	Florida		NY Tri State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.79	65.1%	1.69	60.1%
Warehouse/Industrial	2.08	51.2%	1.40	47.6%
Multifamily	2.82	43.5%	1.57	47.3%
Retail	2.01	59.2%	1.24	65.3%
Hotel	2.63	50.0%	1.04	72.0%
Other	2.03	45.8%	1.22	67.6%
	2.13	55.7%	1.53	55.2%
Geographic distribution in the tables above is based on location of the underlying collateral property. LTVs and DSCRs are based on the most recent available information; if current appraisals are not available, LTVs are adjusted by our models based on current and forecasted sub-market dynamics. DSCRs are calculated based on current contractually required payments, which may in some cases may be interest only.
The following table presents the maturity profile of the CRE portfolio over the next 12 months by property type at March 31, 2023 (dollars in thousands):

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate	Floating Rate Swapped	Fixed Rate to Borrower as a % of Total Portfolio	Floating Rate Not Swapped
Office	$344,041	19%	$121,595	$73,608	11%	$148,838
Warehouse/Industrial	105,382	9%	46,441	—	4%	58,941
Multifamily	158,129	17%	78,598	—	8%	79,531
Retail	160,091	19%	115,170	7,908	14%	37,013
Hotel	27,722	7%	2,568	—	1%	25,154
Construction and Land	37,189	12%	1,676	—	1%	35,513
Other	12,874	13%	—	12,874	13%	—
	$845,428	15%	$366,048	$94,390	8%	$384,990
The office segment totaled $1.8 billion at March 31, 2023. The largest concentration of loans is in Florida, where we believe market dynamics to be favorable, at 58% of the segment. Over 90% of Florida office loans are suburban, and the majority are Class A or medical offices. The New York Tri-State market encompasses approximately 23% of the segment, with 9% of total office exposure in Manhattan and 14% in Long Island, the boroughs and the neighboring tri-state area. The remaining 19% of office loans are in other markets with no particular geographic concentration, typically made to high quality sponsors in our NY tri-state or FL customer base. Estimated rent rollover of the office portfolio in the next 12 months is approximately 10% of the portfolio. The office segment has de-minimis delinquent or nonperforming loans and five-year cumulative net charge-offs of approximately $2 million.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, subscription finance lines of credit, trade finance, SBA product offerings, business acquisition finance credit facilities, credit facilities to institutional real estate entities such as REITs and commercial real estate investment funds, and a small amount of commercial credit cards. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. In addition to financing provided by Pinnacle, the Bank provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $4.8 billion at March 31, 2023, the majority of which were relationship based loans to borrowers in our primary geographic footprint. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the C&I portfolio by industry, at March 31, 2023 (dollars in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,843,922	21.7%
Manufacturing	729,475	8.6%
Educational Services	709,580	8.4%
Information	670,683	7.9%
Wholesale Trade	633,591	7.5%
Utilities	568,385	6.7%
Real Estate and Rental and Leasing	496,360	5.9%
Health Care and Social Assistance	478,032	5.6%
Transportation and Warehousing	375,385	4.4%
Construction	357,539	4.2%
Retail Trade	312,993	3.7%
Professional, Scientific, and Technical Services	277,375	3.3%
Other Services (except Public Administration)	231,337	2.7%
Public Administration	221,384	2.6%
Arts, Entertainment, and Recreation	177,214	2.1%
Administrative and Support and Waste Management	169,534	2.0%
Accommodation and Food Services	159,888	1.9%
Other	68,372	0.8%
	$8,481,049	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 41% and 54% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 60% and 26% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 31% and 27% of all other commercial loans, including Pinnacle and Bridge, were to borrowers in Florida and the Tri-state area, respectively.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation, totaled $526 million at March 31, 2023, including off-lease equipment, net of accumulated depreciation of $50 million.

The chart below presents operating lease equipment by type at the dates indicated:
At March 31, 2023, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2023	$70,969
2024	51,221
2025	89,035
2026	78,662
2027	25,304
Thereafter through 2034	161,232
$476,423
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$15,314,776	95.2%	$15,244,761	95.4%
Special mention	101,781	0.6%	51,433	0.3%
Substandard accruing	596,054	3.7%	605,965	3.8%
Substandard non-accruing	82,840	0.5%	75,125	0.5%
Doubtful	7,699	—%	7,990	—%
	$16,103,150	100.0%	$15,985,274	100.0%
The increase in special mention loans at March 31, 2023 compared to December 31, 2022 relates primarily to one multi-family loan that migrated to special mention during the quarter and paid off in April.
The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	March 31, 2023		December 31, 2022
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$412	0.1%	$709	0.2%
Retail	2,150	0.3%	—	—%
Multi-family	42,950	4.6%	—	—%
Office	17,912	1.0%	18,006	1.0%
	63,424		18,715
Owner occupied commercial real estate	7,111	0.4%	24,101	1.3%
Commercial and industrial	24,043	0.4%	1,017	—%
Bridge - franchise finance	7,203	3.0%	7,600	3.0%
	$101,781		$51,433
Substandard accruing:
CRE
Hotel	$40,012	9.9%	$14,538	3.6%
Retail	76,798	9.0%	72,421	8.4%
Multi-family	136,863	14.6%	146,235	15.5%
Office	72,570	3.8%	73,042	3.9%
Industrial	—	—%	976	0.1%
Other	4,742	1.1%	7,989	2.6%
	330,985		315,201
Owner occupied commercial real estate	94,226	5.1%	73,501	3.9%
Commercial and industrial	128,301	1.9%	171,613	2.7%
Bridge - franchise finance	41,389	17.3%	44,295	17.5%
Bridge - equipment finance	1,153	0.4%	1,355	0.5%
	$596,054		$605,965

Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $17 million were internally risk rated substandard at March 31, 2023. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three months ended March 31, 2023 and 2022.
Bridge had exposure to the energy industry of $244 million at March 31, 2023. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $215 million, consisting primarily of railcars serving the petroleum industry.
Residential Loans
Our residential mortgage portfolio, excluding GNMA buyout loans, consists primarily of prime jumbo loans purchased through established correspondent channels. Most of our purchases are of performing jumbo mortgage loans which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less although loans with LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at March 31, 2023:
FICO scores are generally updated semi-annually and were most recently updated in the first quarter of 2023. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At March 31, 2023, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 79% primary residence, 5% second homes and 16% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $65 million and $62 million at March 31, 2023 and December 31, 2022, respectively. The amount of these loans 90 days or more past due was $15 million at both March 31, 2023 and December 31, 2022.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding PCD loans for which management has a reasonable basis for an expectation about future cash flows and government insured residential loans, and (iii) OREO and other non-performing assets.
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2023	December 31, 2022
Non-accrual loans:
Residential	$23,102	$21,311
Commercial:
Non-owner occupied commercial real estate	16,461	16,657
Construction and land	676	5,695
Owner occupied commercial real estate	15,357	17,751
Commercial and industrial	51,888	29,722
Bridge - franchise finance	6,157	13,290
Total commercial loans	90,539	83,115
Total non-accrual loans	113,641	104,426
Loans past due 90 days and still accruing	593	593
Total non-performing loans	114,234	105,019
OREO and other non-performing assets	3,237	1,932
Total non-performing assets	$117,471	$106,951

Non-performing loans to total loans (1)	0.46%	0.42%
Non-performing assets to total assets (1)	0.32%	0.29%
ACL to total loans	0.64%	0.59%
ACL to non-performing loans	139.01%	140.88%
Net charge-offs to average loans (2)	0.08%	0.22%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $36.9 million or 0.15% of total loans and 0.10% of total assets, at March 31, 2023, and $40.3 million or 0.16% of total loans and 0.11% of total assets, at December 31, 2022.
(2)    Annualized for the three months ended March 31, 2023; ratio presented for December 31, 2022 is for the full year ended December 31, 2022.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $438 million and $493 million at March 31, 2023 and December 31, 2022, respectively.
See "Results of Operations - Provision for Credit Losses" above and “Analysis of the Allowance for Credit Losses” below for further discussion of the Provision for Credit Losses and the ACL.
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
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which evaluates the appropriate strategy for collection to mitigate the amount of credit losses and considers the appropriate risk rating for these loans. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard, loans on non-accrual status, and assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Criticized Asset Committee.
Our servicers evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure, and pursue the alternative most suitable to the consumer and to mitigate losses to the bank.
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the current level of economic uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, loan portfolio composition, commercial real estate market dynamics in our geographic footprint and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments, generally excluding expected extensions, renewals, and modifications.
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
At March 31, 2023 and December 31, 2022, we used a single externally provided baseline scenario in calculating the quantitative portion of the ACL. These externally provided scenarios in fact, represent the result of a probability weighting of thousands of individual scenario paths. At December 31, 2022, we incorporated a downside scenario to inform the amount of qualitative reserves, which effectively equated the ACL for most portfolio segments to that determined using a 100% weighted downside scenario. The downside scenario reflected peak unemployment at 6.4% and a trough of negative GDP growth of 3.7%. The substantial majority of the qualitative adjustment related to economic uncertainty determined at December 31, 2022 remained in place at March 31, 2023.
See Note 1 to the consolidated financial statements of the Company's 2022 Annual Report on Form 10-K for more detailed information about our ACL methodology.
The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	Residential	Non-owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Total
Balance at December 31, 2021	$9,187	$27,780	$1,031	$21,638	$46,312	$170	$16,746	$3,593	$126,457
Provision for (recovery of) credit losses	(256)	12,887	358	(2,145)	376	(30)	(2,801)	(943)	7,446
Charge-offs	—	(9,180)	—	(35)	(1,360)	—	(96)	—	(10,671)
Recoveries	26	620	—	319	661	—	585	—	2,211
Balance at March 31, 2022	$8,957	$32,107	$1,389	$19,777	$45,989	$140	$14,434	$2,650	$125,443

Balance at December 31, 2022	$11,741	$22,327	$2,424	$20,543	$76,647	$173	$11,747	$2,344	$147,946
Impact of adoption of ASU 2022-02	(117)	—	—	5	(1,676)	—	(6)	—	(1,794)
Balance at January 1, 2023	11,624	22,327	2,424	20,548	74,971	173	11,741	2,344	146,152
Provision for (recovery of) credit losses	170	2,004	(706)	(1,528)	17,702	5	70	(122)	17,595
Charge-offs	—	(35)	—	—	(1,597)	—	(6,267)	—	(7,899)
Recoveries	3	31	—	346	2,540	—	24	—	2,944
Balance at March 31, 2023	$11,797	$24,327	$1,718	$19,366	$93,616	$178	$5,568	$2,222	$158,792

Net Charge-offs to Average Loans
Three Months Ended March 31, 2022	—%	0.64%	—%	(0.06)%	0.05%	—%	(0.61)%	—%	0.15%
Three Months Ended March 31, 2023	—%	—%	—%	(0.08)%	(0.05)%	—%	15.83%	—%	0.08%

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	March 31, 2023		December 31, 2022
	Total	%(1)	Total	%(1)
Residential	$11,797	35.3%	$11,741	35.7%

Non-owner occupied commercial real estate	24,327	21.5%	22,327	21.7%
Construction and land	1,718	1.3%	2,424	1.2%
CRE	26,045		24,751

Owner occupied commercial real estate	19,366	7.5%	20,543	7.6%
Commercial and industrial	93,616	28.6%	76,647	28.0%
Pinnacle	178	3.7%	173	3.7%
Bridge - franchise finance	5,568	1.0%	11,747	1.0%
Bridge - equipment finance	2,222	1.1%	2,344	1.1%
	120,950		111,454
	$158,792	100.0%	$147,946	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated:

	March 31, 2023	December 31, 2022
Residential	0.13%	0.13%
Commercial:
CRE	0.46%	0.43%
Commercial and industrial	1.25%	1.10%
Pinnacle	0.02%	0.02%
Bridge - franchise finance	2.33%	4.63%
Bridge - equipment finance	0.83%	0.82%
Total commercial	0.91%	0.85%
	0.64%	0.59%

Significant offsetting factors contributing to the change in the ACL during the three months ended March 31, 2023 are depicted in the chart below (dollars in millions):

$147.9
Change in Specific Reserves
$10.7
Other
$(0.9)
• Includes impact of adoption of ASU 2022-02
New Loans, net of runoff
$3.5
Economic Forecast
$6.8
• Current market adjustment
• Changes to forward path of economic forecast
Net Charge-Offs
$(5.0)
Change in Qualitative Overlay
$(4.2)
• Decreased qualitative overlay for components now captured in quantitative modeling
$158.8
ACL
12/31/22
ACL
03/31/2023
% of Total Loans
0.59%
0.64%

Changes in the ACL during the three months ended March 31, 2023
As depicted in the chart above, the primary drivers of the increase in the ACL from December 31, 2022 to March 31, 2023 were increases in specific reserves, changes in the economic forecast and new production, partially offset by net charge-offs and a decrease in certain qualitative loss factors. The ACL as a percentage of loans was 0.64% at March 31, 2023, compared to 0.59% at December 31, 2022.
The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $15.8 million during the three months ended March 31, 2023, from 1.10% to 1.25% of loans. The most significant contributing factor was an increase in certain specific reserves. Changes in the economic forecast also contributed to this increase.
The ACL for the BFG franchise finance portfolio segment decreased by $6.2 million during the three months ended March 31, 2023, from 4.63% to 2.33% of loans. Substantially all of this decrease was due to the charge-off of a loan that had been fully reserved for at December 31, 2022.
The estimate of the ACL at March 31, 2023 was informed by forecasted economic scenarios published in March 2023, a wide variety of additional economic data, information about borrower financial condition and collateral values and other relevant information. The economic forecast used in modeling the quantitative portion of the ACL as of March 31, 2023, was a third-party provided baseline forecast. Also, see the preceding discussion related to incorporation of economic forecasts in the ACL estimate. Some of the data points informing the reasonable and supportable economic forecast used in estimating the quantitative portion of the ACL at March 31, 2023 included:
•Labor market assumptions, which reflected national unemployment at 3.5% for the second quarter of 2023, increasing to 4.0% by the end of 2023 through 2024;
•Annualized growth in GDP at 1.0% for the second quarter of 2023, declining to 1%, averaging 1.9% for 2023 and 2024;
•S&P 500 flat in the second quarter of 2023 with gains of 11.5% and 2.4% by the end of 2023 and 2024, respectively;

•HPI decline of 5.2% in the second quarter of 2023, with further declines of 3.6% and 3.5% by the end of 2023 and 2024, respectively.
Additional variables and assumptions not explicitly stated, including but not limited to commercial property forecasts, projected stock market volatility indices and a variety of assumptions about market interest rates and spreads also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level, many of the variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The Company has a diverse deposit book by industry sector, with no deposits from venture capital or cryptocurrency-related businesses. Our largest deposit industry sector was title solutions, with approximately $2.0 billion in total deposits, spread across over 8,000 accounts and over 950 relationships at March 31, 2023; no other sectors exceeded $1.0 billion at March 31, 2023. Over 85% of title sector deposits were in operating accounts. Approximately 61% of our deposits are commercial or municipal in nature, with over 80% of commercial deposits considered relationship-based.
The following table presents information about the Company's insured and collateralized deposits as of March 31, 2023 (dollars in thousands):

Total deposits	$25,722,898

Estimated amount of uninsured deposits	$12,961,274
Less: collateralized deposits	(2,866,453)
Less: affiliate deposits	(231,159)
Adjusted uninsured deposits	$9,863,662
Estimated insured and collateralized deposits	$15,859,236

Insured and collateralized deposits to total deposits	62%
In response to the recent events impacting the banking sector, we increased deposits in the insured ICS program by $164 million during the three months ended March 31, 2023 to $282 million.
See the section entitled "Liquidity" below for a further discussion of the impact of March, 2023 events impacting the banking sector on the Bank's deposits.
Time deposit accounts with balances of $250,000 or more totaled $819 million and $730 million at March 31, 2023 and December 31, 2022, respectively. The following table shows scheduled maturities of uninsured time deposits as of March 31, 2023 (in thousands):

Three months or less	$77,688
Over three through six months	181,972
Over six through twelve months	448,020
Over twelve months	5,593
$713,273
The estimated amount of uninsured deposits at March 31, 2023 and December 31, 2022 was $13.0 billion and $18.2 billion, respectively. Collateralized and affiliate deposits are included in these amounts.
For additional information about Deposits, see Note 10 to the consolidated financial statements.

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances were elevated at March 31, 2023 due to March, 2023 events impacting the banking industry. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance of outstanding FHLB advances, as of March 31, 2023 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2023 - One month or less	$3,920,000	4.89%
2023 - Over one month	3,630,000	5.09%
Total contractual balance outstanding	$7,550,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings. FHLB advances drawn down in March, 2023 were typically one month advances to provide for maximum flexibility in managing liquidity during a volatile time. Management is currently evaluating the optimal term structure of the advance portfolio in light of the Bank's current liquidity and interest rate risk profile.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of March 31, 2023 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2023	$35,000	2.82%
2024	535,000	2.40%
2025	425,000	2.28%
2026	130,000	1.93%
Thereafter	25,000	2.50%
	$1,150,000	2.32%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(2,376)	(2,586)
	397,624	397,414
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(4,745)	(4,880)
	295,255	295,120
Total notes	692,879	692,534
Finance leases	27,908	28,389
Notes and other borrowings	$720,787	$720,923

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio, its amortizing loan portfolio and FHLB advances. FRB discount window borrowings, reverse repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the three months ended March 31, 2023 and 2022 net cash provided by operating activities was $141 million and $457 million, respectively. The decline in cash flows from operating activities for the comparative periods is primarily related to fluctuations in the daily cash settlement of derivative positions centrally cleared through the CME and a lower volume of re-securitization of early buyout loans.
Available liquidity sources include cash; secured funding, such as borrowing capacity at the Federal Home Loan Bank of Atlanta, the Federal Reserve Discount Window and the BTFP; and unencumbered securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios, and the sale of investment securities. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans.
The closures of two regional banks in March, 2023 led to a heightened level of deposit outflows during the week following those events. Deposit flows subsequently stabilized and have since remained within the range of what management considers to be normal operating activity. The following graph depicts aggregate deposit flows for the quarter ended March 31, 2023:
During the week of 3/13/2023, there were deposit outflows totaling $1.9 billion attributable to ten larger institutional customers. We reviewed the activity through March 31, 2023 for the remainder of the 200 largest depositors as of March 10, 2023 and did not see any significant indication of unusual deposit flow activity.
Following recent events impacting the banking system in March, we took prudent actions to maximize same-day available liquidity:
•Monetized securities and loan collateral by pledging to the FHLB and FRB;
•Increased the amount of cash held at the FRB;
•Increased deposits in the insured ICS program by increasing customer awareness of this product; and
•Maintained regular communication with funding sources and counterparties.

At March 31, 2023, the Bank had total same day available liquidity of approximately $9.4 billion, consisting of cash of $0.9 billion, borrowing capacity at the Federal Home Loan Bank of $2.9 billion, borrowing capacity at the FRB of $4.6 billion and unencumbered securities of $1.0 billion. As of April 21, 2023, available liquidity increased to $12.3 billion.
At March 31, 2023, the ratio of estimated insured and collateralized deposits to total deposits was 62% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 95%. The ratio of available liquidity to estimated uninsured, uncollateralized deposits improved to 128% during the month of April, 2023.
The ALM policy establishes limits or operating thresholds and guidelines for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. In the current environment, many of these metrics are being monitored more frequently, at least weekly. The primary measures used to dimension liquidity risk are the ratio of available liquidity (excluding availability at the FRB) to volatile liabilities and a liquidity stress test coverage ratio. Other measures employed to monitor and manage liquidity include but are not limited to a 30-day total liquidity ratio (also excluding availability at the FRB), a one-year liquidity ratio, a wholesale funding ratio, concentrations of large deposits, a measure of on-balance sheet available liquidity, the ratio of FHLB advances to total assets and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity.
The ALM policy stipulates that BankUnited’s liquidity is within policy limits if the available liquidity/volatile liabilities ratio and liquidity stress test ratios exceed 100%. At March 31, 2023, BankUnited’s available liquidity/volatile liabilities ratio was 169% on a trailing average basis and 136% on a spot basis and the liquidity stress test ratio was 150%. Due to the events impacting the banking industry in March and the resultant increase in FHLB advances, the wholesale funding ratio was elevated at March 31, 2023; because additional assets were pledged to the FHLB and FRB, the on-balance sheet available liquidity metric was lower than is typical. The Company has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
Macro factors, including the recent events impacting the banking sector and the FRB's quantitative tightening policy stance, have led to reduced deposit levels across the banking system. As depicted above, BankUnited's total deposits declined by $1.8 billion during the three months ended March 31, 2023, and there is uncertainty as to the future impact of monetary policy on deposit levels both system-wide and at BankUnited. We believe that we have sufficient sources of liquidity, as described above, to satisfy our liquidity needs and cash requirements over the next twelve months.
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2023 and December 31, 2022, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.

The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,785,134	7.40%	N/A (1)	N/A (1)	$1,504,788	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,785,134	10.81%	$1,675,144	6.50%	$1,159,715	4.50%	$1,804,002	7.00%
Tier 1 risk-based capital	$2,785,134	10.81%	$2,061,716	8.00%	$1,546,287	6.00%	$2,190,574	8.50%
Total risk-based capital	$3,235,366	12.55%	$2,577,145	10.00%	$2,061,716	8.00%	$2,706,003	10.50%
BankUnited:
Tier 1 leverage	$3,215,157	8.58%	$1,874,365	5.00%	$1,499,492	4.00%	N/A	N/A
CET1 risk-based capital	$3,215,157	12.52%	$1,668,717	6.50%	$1,155,266	4.50%	$1,797,080	7.00%
Tier 1 risk-based capital	$3,215,157	12.52%	$2,053,806	8.00%	$1,540,354	6.00%	$2,182,168	8.50%
Total risk-based capital	$3,365,388	13.11%	$2,567,257	10.00%	$2,053,806	8.00%	$2,695,620	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
We believe we are well positioned, from a capital perspective, to withstand an economic downturn. CET1 risk-based capital, including AOCI would be 9.4% at BankUnited, Inc. and 11.1% at BankUnited N.A. as of March 31, 2023. We continually re-evaluate our stress testing framework and adapt it to evolving macro-economic conditions as necessary. The majority of our commercial portfolio is subject to quarterly stress test analysis. On an annual basis, we also run a rigorous stress test of our entire balance sheet incorporating the FRB's CCAR scenarios as well as additional idiosyncratic scenarios reflective of evolving macro-economic themes.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on a consensus forward curve versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, our interest rate risk policy framework is based on modeling instantaneous rate shocks to a static balance sheet of plus and minus 100, 200, 300 and 400 basis point shifts. We also model a variety of yield curve slope, depositor behavior assumptions and dynamic balance sheet scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario in static balance sheet, parallel rate shock scenarios of plus 100, 200, 300 and 400 basis points at March 31, 2023 and December 31, 2022, as well as minus 100, 200 and 300 basis points scenarios at March 31, 2023 and December 31, 2022. At March 31, 2023, the most likely rate scenario reflected the consensus forward curve as of April 3, 2023 and floored all indices at 0%.

	Down 300	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at March 31, 2023 - increase (decrease)
In year 1	(12)%	(5)%	(2)%	1%	—%	(1)%	(2)%
In year 2	(20)%	(9)%	(3)%	2%	2%	2%	—%
Model Results at December 31, 2022 - increase (decrease)
In year 1	(10)%	(5)%	(2)%	—%	(1)%	(1)%	(3)%
In year 2	(18)%	(8)%	(3)%	2%	2%	2%	1%
There are a variety of hedging strategies available and currently under evaluation by management to hedge exposure in a falling rate environment.
Management also simulates changes in EVE in various interest rate environments. The following table illustrates the modeled change in EVE in the indicated scenarios at March 31, 2023 and December 31, 2022:

	Down 300	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Model Results at March 31, 2023 - increase (decrease):	3%	5%	4%	(6)%	(12)%	(18)%	(24)%
Model Results at December 31, 2022 - increase (decrease):	(1)%	4%	4%	(5)%	(11)%	(17)%	(23)%
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
Derivative Financial Instruments and Hedging Activities
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

The following table provides information about the Company's derivatives designated as hedging instruments as of March 31, 2023 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$475,000	2.34%	3-Month LIBOR	2.9
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	675,000	2.31%	Daily SOFR	1.5
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	400,000	1.22%	Fed Funds Effective Rate	1.4
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	200,000	Term SOFR	3.72%	3.1
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	200,000	0.88%		2.2
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	3.4
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	100,000	1.94%	Daily SOFR	1.3
		$2,175,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.
In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at March 31, 2023 was $653 million, The short duration of our AFS portfolio (1.95 at March 31, 2023) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
See Note 6 to the consolidated financial statements for additional information about derivative financial instruments.
LIBOR Transition
The Company has implemented and is in the process of executing a detailed plan to facilitate the transition from LIBOR to alternative reference rates, with SOFR being the preferred alternative to LIBOR. A discussion of the Company's LIBOR transition plan and activities appears in the "LIBOR Transition" section in the MD&A of the Company's 2022 Annual Report on Form 10-K.
The table below presents information about the Company's exposure to instruments that reference LIBOR as of March 31, 2023 (in thousands). We believe the fallback provisions of these instruments will provide for a smooth transition to an alternative reference rate prior to or as of the June 30, 2023 termination date.

	Maturing
	Prior to June 30, 2023	After June 30, 2023	Total
Investment securities	$—	$3,551,397	$3,551,397
Loans	57,395	2,884,759	2,942,154
Interest rate derivative contracts (1)	4,782	1,748,985	1,753,767
	$62,177	$8,185,141	$8,247,318

(1)Represents notional amount.

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

	March 31, 2023	December 31, 2022
Total stockholders’ equity	$2,481,394	$2,435,981
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,403,757	$2,358,344

Common shares issued and outstanding	74,423,365	75,674,587

Book value per common share	$33.34	$32.19

Tangible book value per common share	$32.30	$31.16

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
During the quarter ended March 31, 2023, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.   Risk Factors
Except as set forth below there have been no material changes in the risk factors disclosed by the Company in its 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2023.
Recent events affecting the banking industry predicated by the failure of three regional banks and resulting media coverage may have eroded customer confidence in the banking system and have adversely impacted liquidity, particularly for regional banks like BankUnited.
Recent bank failures have generated significant market volatility and adversely impacted stock prices among publicly traded bank holding companies and, in particular, regional banks like the Company. Many regional banks, including BankUnited, experienced higher than normal deposit outflows immediately following the first regional bank failures in March 2023. These developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result of these recent events, customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions to ensure that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
These recent events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies or in the impositions of restrictions through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our business. The cost of resolving the recent bank failures may prompt the FDIC to increase its deposit insurance premiums or assessments.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
January 1 - January 31, 2023	934,888	$33.89	934,888	$43,531,065
February 1 - February 28, 2023	94,920	$34.97	94,920	$40,211,428
March 1 - March 31, 2023	604,437	$32.44	604,437	$20,603,265
Total	1,634,245	$33.42	1,634,245

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of May 2023.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer