Form 10-Q
period 2023-06-30
BankUnited, Inc.
filed 2023-08-02
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of July 31, 2023 was 74,414,998.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2023

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
BTFP	Bank Term Funding Program
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FCA	The Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
ii

NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks:
Non-interest bearing	$18,355	$16,068
Interest bearing	282,814	556,579
Cash and cash equivalents	301,169	572,647
Investment securities (including securities reported at fair value of $9,133,937 and $9,745,327)	9,143,937	9,755,327
Non-marketable equity securities	317,759	294,172
Loans	24,629,990	24,885,988
Allowance for credit losses	(166,833)	(147,946)
Loans, net	24,463,157	24,738,042
Bank owned life insurance	318,935	308,212
Operating lease equipment, net	514,734	539,799
Goodwill	77,637	77,637
Other assets	734,151	740,876
Total assets	$35,871,479	$37,026,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,304,735	$8,037,848
Interest bearing	2,929,870	2,142,067
Savings and money market	10,084,276	13,061,341
Time	5,519,771	4,268,078
Total deposits	25,838,652	27,509,334
Federal funds purchased	—	190,000
FHLB advances	5,975,000	5,420,000
Notes and other borrowings	715,302	720,923
Other liabilities	816,215	750,474
Total liabilities	33,345,169	34,590,731

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,429,948 and 75,674,587 shares issued and outstanding	744	757
Paid-in capital	274,202	321,729
Retained earnings	2,623,926	2,551,400
Accumulated other comprehensive loss	(372,562)	(437,905)
Total stockholders' equity	2,526,310	2,435,981
Total liabilities and stockholders' equity	$35,871,479	$37,026,712

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans	$326,153	$209,223	$634,948	$400,785
Investment securities	120,604	54,771	239,362	97,819
Other	16,664	2,979	29,527	4,333
Total interest income	463,421	266,973	903,837	502,937
Interest expense:
Deposits	156,868	20,501	290,498	32,363
Borrowings	92,675	21,056	171,587	36,516
Total interest expense	249,543	41,557	462,085	68,879
Net interest income before provision for credit losses	213,878	225,416	441,752	434,058
Provision for credit losses	15,517	23,996	35,305	31,826
Net interest income after provision for credit losses	198,361	201,420	406,447	402,232
Non-interest income:
Deposit service charges and fees	5,349	5,896	10,894	11,856
Gain (loss) on investment securities, net	993	(8,392)	(11,556)	(16,260)
Lease financing	12,519	13,363	25,628	26,778
Other non-interest income	6,626	2,583	17,056	5,377
Total non-interest income	25,487	13,450	42,022	27,751
Non-interest expense:
Employee compensation and benefits	67,414	62,461	138,465	129,549
Occupancy and equipment	11,043	11,399	21,845	22,911
Deposit insurance expense	7,597	3,993	15,504	7,396
Professional fees	3,518	3,256	6,436	5,518
Technology	20,437	17,898	42,163	34,902
Depreciation of operating lease equipment	11,232	12,585	22,753	25,195
Other non-interest expense	23,977	15,810	50,832	28,255
Total non-interest expense	145,218	127,402	297,998	253,726
Income before income taxes	78,630	87,468	150,471	176,257
Provision for income taxes	20,634	21,704	39,593	43,343
Net income	$57,996	$65,764	$110,878	$132,914
Earnings per common share, basic	$0.78	$0.82	$1.49	$1.61
Earnings per common share, diluted	$0.78	$0.82	$1.48	$1.60

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$57,996	$65,764	$110,878	$132,914
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(18,365)	(177,969)	56,571	(352,949)
Reclassification adjustment for net securities gains realized in income	(627)	(670)	(1,183)	(2,648)
Net change in unrealized gains (losses) on securities available for sale	(18,992)	(178,639)	55,388	(355,597)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	32,353	12,866	30,188	44,045
Reclassification adjustment for net (gains) losses realized in income	(11,239)	3,077	(20,233)	7,097
Net change in unrealized gains (losses) on derivative instruments	21,114	15,943	9,955	51,142
Other comprehensive income (loss)	2,122	(162,696)	65,343	(304,455)
Comprehensive income (loss)	$60,118	$(96,932)	$176,221	$(171,541)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$110,878	$132,914
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(5,114)	(4,337)
Provision for credit losses	35,305	31,826
Loss on investment securities, net	11,556	16,260
Equity based compensation	10,150	11,862
Depreciation and amortization	38,240	38,154
Deferred income taxes	2,143	15,147
Proceeds from sale of loans held for sale, net	196,256	426,174
Other:
(Increase) decrease in other assets	(23,130)	203,717
Increase in other liabilities	47,290	183,713
Net cash provided by operating activities	423,574	1,055,430

Cash flows from investing activities:
Purchases of investment securities	(113,800)	(2,315,336)
Proceeds from repayments and calls of investment securities	551,928	1,054,902
Proceeds from sale of investment securities	233,143	710,769
Purchases of non-marketable equity securities	(284,750)	(222,563)
Proceeds from redemption of non-marketable equity securities	261,163	145,013
Purchases of loans	(340,694)	(1,575,715)
Loan originations and repayments, net	363,132	786,260
Proceeds from sale of loans, net	32,500	5,430
Other investing activities	(12,073)	(16,414)
Net cash provided by (used in) investing activities	690,549	(1,427,654)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from financing activities:
Net decrease in deposits	(1,670,682)	(977,203)
Net decrease in federal funds purchased	(190,000)	(199,000)
Additions to FHLB borrowings	2,015,000	2,510,000
Repayments of FHLB borrowings	(1,460,000)	(410,000)
Dividends paid	(38,983)	(40,842)
Repurchase of common stock	(55,154)	(325,741)
Other financing activities	14,218	13,926
Net cash provided by (used in) financing activities	(1,385,601)	571,140
Net increase (decrease) in cash and cash equivalents	(271,478)	198,916
Cash and cash equivalents, beginning of period	572,647	314,857
Cash and cash equivalents, end of period	$301,169	$513,773

Supplemental disclosure of cash flow information:
Interest paid	$418,168	$65,545
Income taxes paid (refunded), net	$8,827	$(122,242)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$228,695	$439,222
Dividends declared, not paid	$20,051	$19,240
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$55,000

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2023	74,423,365	$744	$269,353	$2,585,981	$(374,684)	$2,481,394
Comprehensive income	—	—	—	57,996	2,122	60,118
Dividends ($0.27 per common share)	—	—	—	(20,051)	—	(20,051)
Equity based compensation	49,264	1	4,869	—	—	4,870
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(42,681)	(1)	(20)	—	—	(21)
Balance at June 30, 2023	74,429,948	$744	$274,202	$2,623,926	$(372,562)	$2,526,310

Balance at March 31, 2022	84,052,021	$841	$626,564	$2,391,526	$(157,699)	$2,861,232
Comprehensive loss	—	—	—	65,764	(162,696)	(96,932)
Dividends ($0.25 per common share)	—	—	—	(19,240)	—	(19,240)
Equity based compensation	24,011	—	4,619	—	—	4,619
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(32,228)	(1)	(23)	—	—	(24)
Repurchase of common stock	(6,099,588)	(61)	(243,577)	—	—	(243,638)
Balance at June 30, 2022	77,944,216	$779	$387,583	$2,438,050	$(320,395)	$2,506,017

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	110,878	65,343	176,221
Dividends ($0.27 per common share)	—	—	—	(39,688)	—	(39,688)
Equity based compensation	646,243	6	14,453	—	—	14,459
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(256,637)	(3)	(6,842)	—	—	(6,845)
Repurchase of common stock	(1,634,245)	(16)	(55,138)	—	—	(55,154)
Balance at June 30, 2023	74,429,948	$744	$274,202	$2,623,926	$(372,562)	$2,526,310

Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761
Comprehensive loss	—	—	—	132,914	(304,455)	(171,541)
Dividends ($0.50 per common share)	—	—	—	(40,206)	—	(40,206)
Equity based compensation	492,061	5	10,945	—	—	10,950
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(164,340)	(2)	(5,204)	—	—	(5,206)
Repurchase of common stock	(8,031,491)	(80)	(325,661)	—	—	(325,741)
Balance at June 30, 2022	77,944,216	$779	$387,583	$2,438,050	$(320,395)	$2,506,017

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through banking centers in Florida, the New York metropolitan area and Dallas, Texas. The Bank also offers certain commercial lending and deposit products through national platforms and regional wholesale banking offices.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Six Months Ended June 30, 2023
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
June 30, 2023

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2023	2022	2023	2022
Basic earnings per common share:
Numerator:
Net income	$57,996	$65,764	$110,878	$132,914
Distributed and undistributed earnings allocated to participating securities	(881)	(999)	(1,679)	(1,927)
Income allocated to common stockholders for basic earnings per common share	$57,115	$64,765	$109,199	$130,987
Denominator:
Weighted average common shares outstanding	74,424,631	80,300,069	74,588,904	82,629,098
Less average unvested stock awards	(1,183,039)	(1,257,258)	(1,188,430)	(1,234,678)
Weighted average shares for basic earnings per common share	73,241,592	79,042,811	73,400,474	81,394,420
Basic earnings per common share	$0.78	$0.82	$1.49	$1.61
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$57,115	$64,765	$109,199	$130,987
Adjustment for earnings reallocated from participating securities	1	3	5	4
Income used in calculating diluted earnings per common share	$57,116	$64,768	$109,204	$130,991
Denominator:
Weighted average shares for basic earnings per common share	73,241,592	79,042,811	73,400,474	81,394,420
Dilutive effect of certain share-based awards	179,318	350,734	312,708	244,808
Weighted average shares for diluted earnings per common share	73,420,910	79,393,545	73,713,182	81,639,228
Diluted earnings per common share	$0.78	$0.82	$1.48	$1.60
Potentially dilutive unvested shares totaling 1,179,216 and 1,245,299 were outstanding at June 30, 2023 and 2022, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$119,454	$—	$(12,004)	$107,450
U.S. Government agency and sponsored enterprise residential MBS	2,000,621	1,220	(48,385)	1,953,456
U.S. Government agency and sponsored enterprise commercial MBS	577,961	152	(69,832)	508,281
Private label residential MBS and CMOs	2,702,029	161	(318,209)	2,383,981
Private label commercial MBS	2,380,013	364	(98,661)	2,281,716
Single family real estate-backed securities	462,100	—	(23,537)	438,563
Collateralized loan obligations	1,099,890	381	(19,244)	1,081,027
Non-mortgage asset-backed securities	95,512	—	(3,679)	91,833
State and municipal obligations	108,383	201	(4,971)	103,613
SBA securities	120,836	243	(3,559)	117,520
	9,666,799	$2,722	$(602,081)	9,067,440
Investment securities held to maturity	10,000			10,000
	$9,676,799			9,077,440
Marketable equity securities				66,497
				$9,143,937

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

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
Investment securities held to maturity at June 30, 2023 and December 31, 2022 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $35 million and $34 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At June 30, 2023, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,324,481	$1,266,669
Due after one year through five years	5,284,285	5,070,598
Due after five years through ten years	1,753,937	1,583,726
Due after ten years	1,304,096	1,146,447
	$9,666,799	$9,067,440
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $8.2 billion and $4.1 billion at June 30, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains on investment securities AFS	$847	$956	$1,619	$3,706
Gross realized losses on investment securities AFS	—	(51)	(20)	(128)
Net realized gain	847	905	1,599	3,578

Net gains (losses) on marketable equity securities recognized in earnings	146	(9,297)	(13,155)	(19,838)

Gain (loss) on investment securities, net	$993	$(8,392)	$(11,556)	$(16,260)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,846	$(108)	$97,604	$(11,896)	$107,450	$(12,004)
U.S. Government agency and sponsored enterprise residential MBS	346,927	(3,517)	1,483,255	(44,868)	1,830,182	(48,385)
U.S. Government agency and sponsored enterprise commercial MBS	14,200	(814)	480,484	(69,018)	494,684	(69,832)
Private label residential MBS and CMOs	72,768	(1,896)	2,297,353	(316,313)	2,370,121	(318,209)
Private label commercial MBS	143,153	(2,166)	2,030,605	(96,495)	2,173,758	(98,661)
Single family real estate-backed securities	37,556	(212)	401,007	(23,325)	438,563	(23,537)
Collateralized loan obligations	191,253	(1,247)	838,162	(17,997)	1,029,415	(19,244)
Non-mortgage asset-backed securities	7,678	(38)	84,155	(3,641)	91,833	(3,679)
State and municipal obligations	39,803	(492)	27,011	(4,479)	66,814	(4,971)
SBA securities	29,095	(354)	73,598	(3,205)	102,693	(3,559)
	$892,279	$(10,844)	$7,813,234	$(591,237)	$8,705,513	$(602,081)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and six months ended June 30, 2023 and 2022. At June 30, 2023, the Company did not have an intent to sell securities that were in unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. While recent events impacting the banking sector have impacted the liquidity profile of many banks, including BankUnited, the substantial majority of our investment securities are pledgeable at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At June 30, 2023, 578 securities available for sale were in unrealized loss positions. The amount of impairment related to 107 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.0 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at June 30, 2023, is further discussed below.
Unrealized losses were generally attributable to rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy has also led to market uncertainty, producing some yield curve dislocations. The investment securities AFS portfolio was in a net unrealized loss position of $599.4 million at June 30, 2023, compared to $674.2 million at December 31, 2022, improving by $75 million during the six months ended June 30, 2023 .
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At June 30, 2023, six U.S. treasury, 153 U.S. Government agency and sponsored enterprise residential MBS, 26 U.S. Government agency and sponsored enterprise commercial MBS, and 18 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2023. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at June 30, 2023, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At June 30, 2023, 117 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our June 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 18%. As of June 30, 2023, 94% of impaired securities in this category, based on carrying value, were externally rated AAA, 4% were rated AA and 2% were rated A.
Private label commercial MBS
At June 30, 2023, 97 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. Our June 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 43%. As of June 30, 2023, 84% of impaired securities in this category, based on carrying value, were externally rated AAA, 11% were rated AA and 5% were rated A.
Single family real estate-backed securities
At June 30, 2023, 16 single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our June 30, 2023 analysis projected weighted average collateral losses for this category of 8% compared to weighted average credit support of 52%. As of June 30, 2023, 64% of impaired securities in this category, based on carrying value, were externally rated AAA, 14% were rated AA and one security was not externally rated.
Collateralized loan obligations
At June 30, 2023, 26 collateralized loan obligations were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our June 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 11% compared to weighted average credit support of 44%. As of June 30, 2023, 81% of the impaired securities in this category, based on carrying value, were externally rated AAA, 15% were rated AA and 4% were rated A.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Non-mortgage asset-backed securities
At June 30, 2023, seven non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our June 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 24%. As of June 30, 2023, 46% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 54% were rated AA.
State and Municipal Obligations
At June 30, 2023, five state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of June 30, 2023, 93% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 7% were rated AA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
Residential:
1-4 single family residential	$7,096,496	28.8%	$7,128,834	28.6%
Government insured residential	1,509,342	6.1%	1,771,880	7.1%
	8,605,838	34.9%	8,900,714	35.7%
Commercial:
Non-owner occupied commercial real estate	5,302,523	21.5%	5,405,597	21.7%
Construction and land	393,464	1.6%	294,360	1.2%
Owner occupied commercial real estate	1,832,586	7.4%	1,890,813	7.6%
Commercial and industrial	6,575,368	26.8%	6,417,721	25.9%
Pinnacle - municipal finance	951,529	3.9%	912,122	3.7%
Franchise finance	207,783	0.8%	253,774	1.0%
Equipment finance	237,816	1.0%	286,147	1.1%
Mortgage warehouse lending	523,083	2.1%	524,740	2.1%
	16,024,152	65.1%	15,985,274	64.3%
Total loans	24,629,990	100.0%	24,885,988	100.0%
Allowance for credit losses	(166,833)		(147,946)
Loans, net	$24,463,157		$24,738,042
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $54 million and $61 million at June 30, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
UPB	$88,950	$96,437
Non-credit discount	(40,053)	(44,354)
Total amortized cost of PCD loans	48,897	52,083
ACL related to PCD loans	(210)	(409)
PCD loans, net	$48,687	$51,674
Included in loans, net are direct or sales type finance leases totaling $667 million and $634 million at June 30, 2023 and December 31, 2022, respectively. The amount of income recognized from direct or sales type finance leases for the three and six months ended June 30, 2023 and 2022 totaled $4.4 million, $8.7 million, $4.4 million and $9.0 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and six months ended June 30, 2023 and 2022, the Company purchased residential loans totaling $154 million, $341 million, $714 million and $1.6 billion, respectively.
At June 30, 2023 and December 31, 2022, the Company had pledged loans with a carrying value of approximately $18.4 billion and $12.4 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At June 30, 2023 and December 31, 2022, accrued interest receivable on loans totaled $128 million and $129 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and six months ended June 30, 2023 and 2022.
Allowance for credit losses
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using weighted third-party provided economic scenarios. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023			2022
	Residential	Commercial	Total	Residential	Commercial	Total
Beginning balance	$11,797	$146,995	$158,792	$8,957	$116,486	$125,443
Provision (recovery)	(2,912)	17,107	14,195	448	22,759	23,207
Charge-offs	—	(9,136)	(9,136)	(412)	(20,567)	(20,979)
Recoveries	2	2,980	2,982	17	2,551	2,568
Ending balance	$8,887	$157,946	$166,833	$9,010	$121,229	$130,239

	Six Months Ended June 30,
	2023			2022
	Residential	Commercial	Total	Residential	Commercial	Total
Beginning balance	$11,741	$136,205	$147,946	$9,187	$117,270	$126,457
Impact of adoption of ASU 2022-02	(117)	(1,677)	(1,794)	N/A	N/A	N/A
Balance after adoption of ASU 2022-02	11,624	134,528	146,152	9,187	117,270	126,457
Provision (recovery)	(2,742)	34,532	31,790	192	30,461	30,653
Charge-offs	—	(17,035)	(17,035)	(412)	(31,238)	(31,650)
Recoveries	5	5,921	5,926	43	4,736	4,779
Ending balance	$8,887	$157,946	$166,833	$9,010	$121,229	$130,239

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The ACL increased by $18.9 million, from 0.59% to 0.68% of total loans, at June 30, 2023 compared to December 31, 2022. The more significant factors impacting the provision for credit losses for the six months ended June 30, 2023 included a deteriorating economic forecast with heavier weighting on a downside scenario and an increase in certain specific reserves.
The following table presents gross charge-offs during the six months ended June 30, 2023, by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$813	$—	$813
C&I	2	64	43	9	7,161	1,098	598	8,975
Franchise finance	—	—	—	1,013	2,409	3,825	—	7,247
	$2	$64	$43	$1,022	$9,570	$5,736	$598	$17,035
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount related to funded portion of loans	$14,195	$23,207	$31,790	$30,653
Amount related to off-balance sheet credit exposures	1,322	916	3,515	1,300
Other	—	(127)	—	(127)
Total provision for credit losses	$15,517	$23,996	$35,305	$31,826
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
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	June 30, 2023
	Amortized Cost By Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current	$258,937	$1,157,345	$3,059,469	$885,915	$308,493	$1,375,576	$7,045,735
30 - 59 Days Past Due	1,838	6,810	15,006	2,149	107	6,094	32,004
60 - 89 Days Past Due	126	4,195	146	1,972	—	192	6,631
90 Days or More Past Due	—	3,933	1,723	79	1,439	4,952	12,126
	$260,901	$1,172,283	$3,076,344	$890,115	$310,039	$1,386,814	$7,096,496

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

	December 31, 2022
	Amortized Cost By Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current	$1,185,611	$3,149,299	$916,923	$316,023	$177,891	$1,321,011	$7,066,758
30 - 59 Days Past Due	12,752	16,432	3,266	2,953	1,854	5,759	43,016
60 - 89 Days Past Due	252	1,196	229	1,347	—	1,052	4,076
90 Days or More Past Due	2,589	2,158	2,173	360	3,069	4,635	14,984
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	June 30, 2023
	Amortized Cost By Origination Year
LTV	2023	2022	2021	2020	2019	Prior	Total
Less than 61%	$36,059	$273,521	$1,254,104	$338,374	$74,185	$466,180	$2,442,423
61% - 70%	48,218	290,334	838,218	225,730	75,824	322,573	1,800,897
71% - 80%	176,624	606,321	949,110	325,939	154,597	557,538	2,770,129
More than 80%	—	2,107	34,912	72	5,433	40,523	83,047
	$260,901	$1,172,283	$3,076,344	$890,115	$310,039	$1,386,814	$7,096,496

	December 31, 2022
	Amortized Cost By Origination Year
LTV	2022	2021	2020	2019	2018	Prior	Total
Less than 61%	$282,940	$1,301,279	$354,720	$76,404	$42,864	$472,090	$2,530,297
61% - 70%	295,206	857,008	231,732	80,383	49,047	310,649	1,824,025
71% - 80%	620,049	975,542	336,066	158,406	86,463	510,633	2,687,159
More than 80%	3,009	35,256	73	5,490	4,440	39,085	87,353
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	June 30, 2023
	Amortized Cost By Origination Year
FICO	2023	2022	2021	2020	2019	Prior	Total
760 or greater	$184,748	$790,259	$2,446,618	$699,360	$217,240	$946,254	$5,284,479
720 - 759	61,468	239,300	419,459	121,306	51,201	226,734	1,119,468
719 or less	14,685	142,724	210,267	69,449	41,598	213,826	692,549
	$260,901	$1,172,283	$3,076,344	$890,115	$310,039	$1,386,814	$7,096,496

	December 31, 2022
	Amortized Cost By Origination Year
FICO	2022	2021	2020	2019	2018	Prior	Total
760 or greater	$805,125	$2,513,045	$721,982	$212,574	$97,076	$944,783	$5,294,585
720 - 759	285,507	485,528	132,928	62,301	45,857	216,047	1,228,168
719 or less	110,572	170,512	67,681	45,808	39,881	171,627	606,081
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity or potential disruptions in economic activity, health of the national, regional and to a lesser extent global economy, interest rates, industry trends, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are generally indicative of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
Commercial credit exposure based on internal risk rating:

	June 30, 2023
	Amortized Cost By Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
CRE
Pass	$221,044	$1,297,402	$699,164	$539,829	$1,075,126	$1,305,761	$225,638	$5,363,964
Special mention	—	3,854	2,134	—	17,829	186	—	24,003
Substandard	—	—	—	19,551	117,894	170,575	—	308,020
Total CRE	$221,044	$1,301,256	$701,298	$559,380	$1,210,849	$1,476,522	$225,638	$5,695,987
C&I
Pass	$690,593	$1,592,364	$722,727	$359,153	$559,536	$1,149,633	$2,880,696	$7,954,702
Special mention	68	49,031	73,055	15,620	736	20,203	45,734	204,447
Substandard	3,285	63,989	8,571	19,645	19,568	104,678	14,115	233,851
Doubtful	—	—	—	—	14,632	322	—	14,954
Total C&I	$693,946	$1,705,384	$804,353	$394,418	$594,472	$1,274,836	$2,940,545	$8,407,954
Pinnacle - municipal finance
Pass	$119,827	$160,335	$101,545	$52,679	$60,495	$456,648	$—	$951,529
Total Pinnacle - municipal finance	$119,827	$160,335	$101,545	$52,679	$60,495	$456,648	$—	$951,529
Franchise finance
Pass	$4,809	$26,282	$37,837	$32,546	$24,914	$28,533	$—	$154,921
Special mention	—	—	—	2,422	137	1,995	—	4,554
Substandard	—	251	1,324	925	25,260	20,548	—	48,308
Total Franchise finance	$4,809	$26,533	$39,161	$35,893	$50,311	$51,076	$—	$207,783
Equipment Finance
Pass	$1,165	$25,196	$45,952	$15,404	$64,296	$69,697	$—	$221,710
Substandard	—	—	2,250	—	6,463	7,393	—	16,106
Total Equipment finance	$1,165	$25,196	$48,202	$15,404	$70,759	$77,090	$—	$237,816
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$523,083	$523,083
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$523,083	$523,083

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

	December 31, 2022
	Amortized Cost By Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
CRE
Pass	$1,256,300	$758,025	$550,133	$1,138,113	$512,125	$932,030	$196,963	$5,343,689
Special mention	—	—	—	18,006	—	709	—	18,715
Substandard	12,332	1,355	20,103	98,438	56,974	148,351	—	337,553
Total CRE	$1,268,632	$759,380	$570,236	$1,254,557	$569,099	$1,081,090	$196,963	$5,699,957
C&I
Pass	$1,880,853	$825,410	$445,988	$689,003	$416,287	$832,952	$2,900,336	$7,990,829
Special mention	63	—	208	3,880	—	20,657	310	25,118
Substandard	25,898	13,916	3,319	103,625	19,715	104,190	21,277	291,940
Doubtful	—	—	—	—	647	—	—	647
Total C&I	$1,906,814	$839,326	$449,515	$796,508	$436,649	$957,799	$2,921,923	$8,308,534
Pinnacle - municipal finance
Pass	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Total Pinnacle - municipal finance	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Franchise finance
Pass	$81,146	$19,251	$38,293	$34,483	$8,617	$6,799	$—	$188,589
Special mention	—	—	—	5,432	2,168	—	—	7,600
Substandard	—	1,617	1,295	22,058	17,148	8,124	—	50,242
Doubtful	—	—	1,013	2,447	3,883	—	—	7,343
Total franchise finance	$81,146	$20,868	$40,601	$64,420	$31,816	$14,923	$—	$253,774
Equipment finance
Pass	$27,386	$55,015	$16,488	$90,286	$33,264	$62,353	$—	$284,792
Substandard	—	—	—	1,355	—	—	—	1,355
Equipment finance	$27,386	$55,015	$16,488	$91,641	$33,264	$62,353	$—	$286,147
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$524,740	$524,740
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$524,740	$524,740

At June 30, 2023 and December 31, 2022, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans, in aggregate by risk rating category, at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Special mention	$233,004	$51,433
Substandard - accruing	525,643	605,965
Substandard - non-accruing	80,642	75,125
Doubtful	14,954	7,990
Total	$854,243	$740,513

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	June 30, 2023					December 31, 2022
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$7,045,735	$32,004	$6,631	$12,126	$7,096,496	$7,066,758	$43,016	$4,076	$14,984	$7,128,834
Government insured residential	917,098	147,446	72,144	372,654	1,509,342	1,025,523	159,461	94,294	492,602	1,771,880
CRE	5,681,867	2,835	2,060	9,225	5,695,987	5,680,829	4,328	4,773	10,027	5,699,957
C&I	8,379,098	518	1,904	26,434	8,407,954	8,280,321	2,508	1,028	24,677	8,308,534
Pinnacle - municipal finance	951,529	—	—	—	951,529	912,122	—	—	—	912,122
Franchise finance	207,783	—	—	—	207,783	243,574	1,321	—	8,879	253,774
Equipment finance	237,816	—	—	—	237,816	286,147	—	—	—	286,147
Mortgage warehouse lending	523,083	—	—	—	523,083	524,740	—	—	—	524,740
	$23,944,009	$182,803	$82,739	$420,439	$24,629,990	$24,020,014	$210,634	$104,171	$551,169	$24,885,988

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $32.0 million and $30.8 million at June 30, 2023 and December 31, 2022, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $374 million and $494 million at June 30, 2023 and December 31, 2022, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
1-4 single family residential	$22,534	$—	$21,311	$—
CRE	17,433	2,321	22,352	6,911
C&I	74,209	9,803	47,473	15,642
Franchise finance	3,954	1,324	13,290	1,668
	$118,130	$13,448	$104,426	$24,221
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $35.9 million and $40.3 million at June 30, 2023 and December 31, 2022, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and six months ended June 30, 2023 and 2022. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively and $2.3 million and $3.5 million for three and six months ended June 30, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
1-4 single family residential	$—	$—	$730	$730
Commercial:
CRE	15,374	15,241	19,486	18,353
C&I	36,241	34,769	26,404	25,344
Franchise finance	3,549	2,405	11,445	3,729
Total commercial	55,164	52,415	57,335	47,426
	$55,164	$52,415	$58,065	$48,156
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the six months ended June 30, 2023.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $349 million, of which $338 million was government insured, at June 30, 2023 and $413 million, of which $400 million was government insured, at December 31, 2022. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at June 30, 2023 and December 31, 2022.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
Government insured residential	$—	—%	$23,325	2%	$482	—%	$23,807
C&I	—	—%	1,620	—%	—	—%	1,620
Franchise finance	—	—%	3,558	2%	—	—%	3,558
	$—		$28,503		$482		$28,985

	Six Months Ended June 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
1-4 single family residential	$761	—%	$—	—%	$—	—%	$761
Government insured residential	109	—%	47,452	3%	2,698	—%	50,259
C&I	—	—%	6,298	—%	—	—%	6,298
Franchise finance	—	—%	3,558	2%	—	—%	3,558
	$870		$57,308		$2,698		$60,876

(1)Represents percentage of loans receivable in each category.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended June 30, 2023
Financial Effect
Term Extension:
Government insured residential	Added a weighted average 7.2 years to the term of the modified loans.
C&I	Added a weighted average 0.6 years to the term of the modified loans.
Franchise finance	Added a weighted average 0.3 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 6.8% to 6.2% and added a weighted average 19.2 years to the term of the modified loans.

Six Months Ended June 30, 2023
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 3.8% to 3.1%.
Government insured residential	Reduced weighted average contractual interest rate from 4.8% to 3.8%.
Term Extension:
Government insured residential	Added a weighted average 8.0 years to the term of the modified loans.
C&I	Added a weighted average 0.6 years to the term of the modified loans.
Franchise finance	Added a weighted average 0.3 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 6.0% to 5.3% and added a weighted average 7.6 years to the term of the modified loans.
The following table presents the aging at June 30, 2023, of loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$—	$761	$—	$—	$761
Government insured residential	19,996	14,058	6,374	9,831	50,259
C&I	6,298	—	—	—	6,298
Franchise finance	3,558	—	—	—	3,558
	$29,852	$14,819	$6,374	$9,831	$60,876

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The following tables summarizes loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 and subsequently defaulted, during the periods indicated (in thousands):

	Three Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$—	$12,460	$183	$12,643

	Six Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$109	$15,782	$314	$16,205

Disclosures Prescribed by Legacy GAAP (Before Adoption of ASU 2022-02) for Prior Periods
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2022 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	5	$3,337	—	$—	9	$5,314	—	$—
Government insured residential	1,373	215,245	380	60,577	1,756	277,146	411	66,033
C&I	6	20,424	1	1,061	14	35,482	1	1,061
	1,384	$239,006	381	$61,638	1,779	$317,942	412	$67,094
TDRs during the three and six months ended June 30, 2022 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
Note 5    Income Taxes
The Company’s effective income tax rate was 26.2% and 26.3% for the three and six months ended June 30, 2023, respectively, and 24.8% and 24.6% for the three and six months ended June 30, 2022, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2023 and 2022 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2023			December 31, 2022
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,750,000	$—	$(3,626)	$1,970,000	$941	$(1,514)
Interest rate caps purchased	200,000	14,931	—	200,000	15,673	—
Interest rate collar(2)	125,000	—	(557)	125,000	—	(203)
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	100,000	—	—	100,000	—	—
	$3,175,000	$14,931	$(4,183)	$2,395,000	$16,614	$(1,717)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Location of gain (loss) reclassified from AOCI into income:
Interest expense on borrowings	$9,996	$(3,703)	$17,493	$(8,413)
Interest expense on deposits	5,813	(455)	10,862	(1,177)
Interest income on loans	(622)	—	(1,014)	—
	$15,187	$(4,158)	$27,341	$(9,590)
During the three and six months ended June 30, 2023 and 2022, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2023, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $56.8 million. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
Derivatives designated as fair value hedges
The amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings was insignificant for the three and six months ended June 30, 2023 and 2022. The following table provides information about the hedged items related to derivatives designated as fair value hedges at the date indicated (in thousands):

	June 30, 2023	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	Loans
Cumulative fair value hedging adjustments	$(3,348)	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. At June 30, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $1.0 billion.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and six months ended June 30, 2023 and 2022, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2023			December 31, 2022
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives not designated as hedges:
Pay-fixed interest rate swaps	$1,905,136	$114,095	$(1,277)	$1,916,719	$67,942	$(2,195)
Pay-variable interest rate swaps	1,905,136	935	(115,994)	1,916,719	2,195	(120,320)
Interest rate caps purchased	47,790	2,597	—	42,920	1,988	—
Interest rate caps sold	47,790	—	(2,597)	42,920	—	(1,988)
	$3,905,852	$117,627	$(119,868)	$3,919,278	$72,125	$(124,503)

(1) Fair values of these derivatives are included in other assets and other liabilities in the consolidation balance sheets.
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
Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2023
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$131,623	$—	$131,623	$(5,460)	$(125,893)	$270
Derivative liabilities	(5,460)	—	(5,460)	5,460	—	—
	$126,163	$—	$126,163	$—	$(125,893)	$270

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

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
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding losses arising during the period	$(24,818)	$6,453	$(18,365)	$(240,498)	$62,529	$(177,969)
Amounts reclassified to gain on investment securities available for sale, net	(847)	220	(627)	(905)	235	(670)
Net change in unrealized gains (losses) on investment securities available for sale	(25,665)	6,673	(18,992)	(241,403)	62,764	(178,639)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	43,720	(11,367)	32,353	17,387	(4,521)	12,866
Amounts reclassified to interest expense on deposits	(5,813)	1,511	(4,302)	455	(118)	337
Amounts reclassified to interest expense on borrowings	(9,996)	2,599	(7,397)	3,703	(963)	2,740
Amounts reclassified to interest income on loans	622	(162)	460	—	—	—
Net change in unrealized gains (losses) on derivative instruments	28,533	(7,419)	21,114	21,545	(5,602)	15,943
Other comprehensive income (loss)	$2,868	$(746)	$2,122	$(219,858)	$57,162	$(162,696)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

	Six Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$76,447	$(19,876)	$56,571	$(476,932)	$123,983	$(352,949)
Amounts reclassified to gain on investment securities available for sale, net	(1,599)	416	(1,183)	(3,578)	930	(2,648)
Net change in unrealized gains (losses) on investment securities available for sale	74,848	(19,460)	55,388	(480,510)	124,913	(355,597)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	40,794	(10,606)	30,188	59,350	(15,305)	44,045
Amounts reclassified to interest expense on deposits	(10,862)	2,824	(8,038)	1,177	(306)	871
Amounts reclassified to interest expense on borrowings	(17,493)	4,548	(12,945)	8,413	(2,187)	6,226
Amounts reclassified to interest income on loans	1,014	(264)	750	—	—	—
Net change in unrealized gains (losses) on derivative instruments	13,453	(3,498)	9,955	68,940	(17,798)	51,142
Other comprehensive income (loss)	$88,301	$(22,958)	$65,343	$(411,570)	$107,115	$(304,455)

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain on Derivative Instruments	Total
Balance at March 31, 2023	$(424,531)	$49,847	$(374,684)
Other comprehensive income (loss)	(18,992)	21,114	2,122
Balance at June 30, 2023	$(443,523)	$70,961	$(372,562)

Balance at March 31, 2022	$(174,099)	$16,400	$(157,699)
Other comprehensive income (loss)	(178,639)	15,943	(162,696)
Balance at June 30, 2022	$(352,738)	$32,343	$(320,395)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Other comprehensive income (loss)	55,388	9,955	65,343
Balance at June 30, 2023	$(443,523)	$70,961	$(372,562)

Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Other comprehensive income (loss)	(355,597)	51,142	(304,455)
Balance at June 30, 2022	$(352,738)	$32,343	$(320,395)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2023
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$107,450	$—	$107,450
U.S. Government agency and sponsored enterprise residential MBS	—	1,953,456	1,953,456
U.S. Government agency and sponsored enterprise commercial MBS	—	508,281	508,281
Private label residential MBS and CMOs	—	2,383,981	2,383,981
Private label commercial MBS	—	2,281,716	2,281,716
Single family real estate-backed securities	—	438,563	438,563
Collateralized loan obligations	—	1,081,027	1,081,027
Non-mortgage asset-backed securities	—	91,833	91,833
State and municipal obligations	—	103,613	103,613
SBA securities	—	117,520	117,520
Marketable equity securities	66,497	—	66,497
Derivative assets	—	132,558	132,558
Total assets at fair value	$173,947	$9,092,548	$9,266,495
Derivative liabilities	$—	$(124,051)	$(124,051)
Total liabilities at fair value	$—	$(124,051)	$(124,051)

	December 31, 2022
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$135,841	$—	$135,841
U.S. Government agency and sponsored enterprise residential MBS	—	1,983,168	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	—	525,094	525,094
Private label residential MBS and CMOs	—	2,530,663	2,530,663
Private label commercial MBS	—	2,524,354	2,524,354
Single family real estate-backed securities	—	470,441	470,441
Collateralized loan obligations	—	1,136,463	1,136,463
Non-mortgage asset-backed securities	—	95,976	95,976
State and municipal obligations	—	116,661	116,661
SBA securities	—	135,782	135,782
Marketable equity securities	90,884	—	90,884
Derivative assets	—	88,739	88,739
Total assets at fair value	$226,725	$9,607,341	$9,834,066
Derivative liabilities	$—	$(126,220)	$(126,220)
Total liabilities at fair value	$—	$(126,220)	$(126,220)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	June 30, 2023	December 31, 2022
Collateral dependent loans	$41,454	$31,789
OREO	—	693
	$41,454	$32,482
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$301,169	$301,169	$572,647	$572,647
Investment securities	1/2	$9,143,937	$9,143,798	$9,755,327	$9,755,190
Non-marketable equity securities	2	$317,759	$317,759	$294,172	$294,172
Loans, net	3	$24,463,157	$23,125,370	$24,738,042	$23,342,950
Derivative assets	2	$132,558	$132,558	$88,739	$88,739
Liabilities:
Demand, savings and money market deposits	2	$20,318,881	$20,318,881	$23,241,256	$23,241,256
Time deposits	2	$5,519,771	$5,464,198	$4,268,078	$4,231,167
Federal funds purchased	2	$—	$—	$190,000	$190,000
FHLB advances	2	$5,975,000	$5,963,323	$5,420,000	$5,419,588
Notes and other borrowings	2	$715,302	$619,971	$720,923	$698,359
Derivative liabilities	2	$124,051	$124,051	$126,220	$126,220
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
June 30, 2023

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
Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial and commercial real estate lines of credit to existing customers, for many of which additional extensions of credit are subject to borrowing base requirements. Some of these commitments may mature without being fully funded, so may not necessarily represent future liquidity requirements.
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
Total lending related commitments outstanding at June 30, 2023 were as follows (in thousands):

Commitments to fund loans	$245,376
Unfunded commitments under lines of credit	5,559,209
Commercial and standby letters of credit	164,028
$5,968,613
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$7,067,053	—%	$9,419,025	—%	$7,261,557	—%	$9,234,469	—%
Interest bearing	2,772,839	2.66%	2,576,257	0.27%	2,570,422	2.30%	2,825,830	0.22%
Savings and money market	10,285,494	3.47%	13,052,566	0.47%	11,169,671	3.25%	13,225,986	0.35%
Time	5,494,631	3.62%	2,812,988	0.51%	5,013,230	3.26%	3,064,887	0.42%
	$25,620,017	2.46%	$27,860,836	0.30%	$26,014,880	2.25%	$28,351,172	0.23%
Time deposit accounts with balances greater than $250,000 totaled $884 million and $730 million at June 30, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2023

The following table presents maturities of time deposits as of June 30, 2023 (in thousands):

Maturing in:
2023	$3,219,290
2024	1,841,395
2025	147,658
2026	310,181
2027	1,055
Thereafter	192
$5,519,771
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest bearing demand	$18,417	$1,742	$29,291	$3,111
Savings and money market	88,892	15,213	180,287	22,866
Time	49,559	3,546	80,920	6,386
	$156,868	$20,501	$290,498	$32,363
During the three and six months ended June 30, 2023 and 2022, costs related to certain customer rebate and commission programs totaled $9.4 million, $17.9 million, $2.2 million and $3.8 million, respectively. These costs are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the six months ended June 30, 2023 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
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
Overview
Overview and Quarterly Highlights
Recent Events:
During March and April of 2023, three highly publicized regional bank closures led to industry-wide concerns and volatility related to bank valuations, liquidity, deposit flows, and confidence in the banking system. Conditions and market perceptions have stabilized considerably since those events, however, pressure on bank margins, in part influenced by those events, remains, as does a level of market uncertainty. Despite these circumstances, loan and deposit pipelines are growing, deposit flows are generally stable and within the range of what we would consider normal operating activity. Our liquidity position is strong and our capital base is robust; both improved over the course of the second quarter.
Quarterly Highlights:
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
•Net income for the three months ended June 30, 2023 was $58.0 million, or $0.78 per diluted share, compared to $52.9 million or $0.70 per diluted share for the immediately preceding three months ended March 31, 2023 and $65.8 million, or $0.82 per diluted share, for the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 was $110.9 million, or $1.48 per diluted share, compared to $132.9 million, or $1.60 per diluted share for the six months ended June 30, 2022.
•Our liquidity position remains strong, and improved over the course of the second quarter. At June 30, 2023, The Bank's total same day available liquidity had increased to $14.7 billion from $9.4 billion at March 31, 2023. The Bank's ratio of available liquidity to estimated uninsured, uncollateralized deposits improved to 167% at June 30, 2023 from 95% at March 31, 2023 while the portion of our deposits that were insured or collateralized grew to 66% at June 30, 2023 from 62% at March 31, 2023.

•Total deposits grew by $116 million during the three months ended June 30, 2023. Non-interest bearing demand deposits declined by $62 million over the quarter but remained largely consistent as a percentage of total deposits, representing 28.3% of total deposits at June 30, 2023 compared to 28.6% at March 31, 2023. Year to date, non-interest bearing demand deposits declined by $733 million.
•Outstanding FHLB advances declined by $1.6 billion quarter-over-quarter.
•Net interest income and the net interest margin for the three months ended June 30, 2023 were impacted by an increase in the cost of funds which more than offset the increased yield on interest-earning assets. A challenging deposit growth environment and a higher level of on-balance sheet liquidity for much of the quarter led to increased reliance on higher cost deposits and wholesale funding. The net interest margin, calculated on a tax-equivalent basis, was 2.47% for the three months ended June 30, 2023, compared to 2.62% for the three months ended March 31, 2023 and 2.63% for the three months ended June 30, 2022. Net interest income decreased by $14.0 million, compared to the three months ended March 31, 2023 and by $11.5 million compared to the three months ended June 30, 2022.
•Consistent with industry trends, rising interest rates and tighter liquidity conditions contributed to an increase in the average cost of total deposits to 2.46% for the three months ended June 30, 2023 from 2.05% for the immediately preceding three months ended March 31, 2023. This increase of 0.41% was smaller than the 0.63% increase in the cost of deposits for the three months ended March 31, 2023. The yield on average interest earning assets increased to 5.30% for the three months ended June 30, 2023 from 5.05% for the immediately preceding three months ended March 31, 2023.
•Total loans declined by $263 million during the three months ended March 31, 2023. Most of the decline was attributable to a $184 million decline in residential loans. Consistent with our strategy to re-position the composition of the balance sheet, cash flows from the residential portfolio were used to pay down wholesale funding.
•Credit remains favorable. The NPA ratio at June 30, 2023 was 0.34%, including 0.10% related to the guaranteed portion of non-performing SBA loans compared to 0.32%, including 0.10% related to the guaranteed portion of non-performing SBA loans at March 31, 2023. The annualized net charge-off ratio for the six months ended June 30, 2023 was 0.09%.
•Reflecting the Company's ongoing concentration risk management strategy, commercial real estate exposure is modest. Commercial real estate loans totaled 23% of loans at June 30, 2023, representing 169% of the Bank's total risk based capital. At June 30, 2023, the weighted average LTV of the CRE portfolio was 57.1% and the weighted average DSCR was 1.88. 60% of the portfolio was secured by collateral properties located in Florida and 25% was secured by properties located in the New York tri-state area.
•For the three months ended June 30, 2023, the provision for credit losses was $15.5 million compared to a provision of $19.8 million for the three months ended March 31, 2023. The ratio of the ACL to total loans increased to 0.68%, at June 30, 2023 from 0.64% at March 31, 2023, reflecting the impact of a less favorable Moody's baseline economic forecast and heavier weighting of a downside scenario in estimating the ACL.
•Our capital position is robust. CET1 was 11.2% at the holding company and 13.0% at the Bank at June 30, 2023. Pro-forma CET1 at the holding company and the bank, including accumulated other comprehensive income, were 9.7% and 11.5%, respectively, at June 30, 2023.
•Book value and tangible book value per common share improved to $33.94 and $32.90, respectively, at June 30, 2023, from $33.34 and $32.30, respectively at March 31, 2023.
Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities and is the primary driver of core earnings. Net interest income is impacted by the mix of interest earning assets and interest bearing liabilities, the ratio of interest earning assets to total assets and of interest bearing liabilities to total funding sources, movements in market interest rates and monetary policy, the shape of the yield curve, levels of non-performing assets and pricing pressure from competitors.
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets, by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets and liquidity considerations. The mix of funding sources is influenced by the Company's liquidity profile, management's assessment of the desire for lower cost funding sources weighed against relationships with customers and growth expectations, our ability to attract and retain core deposit relationships, competition for deposits in the Company's markets and the availability and pricing of other sources of funds. For the quarter and six months ended June 30, 2023, the mix of funding sources and net interest margin were negatively impacted by a higher rate environment, the restrictive policy stance of the FRB which has led to increased competition for deposits and a decline in deposit levels across the banking industry, and deposit outflows related to events that impacted the banking sector in March, 2023. These factors contributed to declines in average non-interest bearing demand deposits and to an increase in higher cost funding sources, including higher cost interest-bearing deposits and wholesale funding such as FHLB advances.
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

	Three Months Ended June 30, 2023			Three Months Ended March 31, 2023			Three Months Ended June 30, 2022
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,680,919	$329,494	5.35%	$24,724,296	$312,125	5.10%	$23,709,190	$212,395	3.59%
Investment securities (3)	9,369,019	121,520	5.19%	9,672,514	119,666	4.95%	10,477,600	55,488	2.12%
Other interest earning assets	1,323,025	16,664	5.05%	1,039,563	12,863	5.02%	718,904	2,979	1.66%
Total interest earning assets	35,372,963	467,678	5.30%	35,436,373	444,654	5.05%	34,905,694	270,862	3.11%
Allowance for credit losses	(162,463)			(151,071)			(127,864)
Non-interest earning assets	1,744,693			1,793,000			1,669,689
Total assets	$36,955,193			$37,078,302			$36,447,519
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,772,839	18,417	2.66%	$2,283,505	10,545	1.87%	$2,576,257	1,742	0.27%
Savings and money market deposits	10,285,494	88,892	3.47%	12,145,922	91,724	3.06%	13,052,566	15,213	0.47%
Time deposits	5,494,631	49,559	3.62%	4,526,480	31,361	2.81%	2,812,988	3,546	0.51%
Total interest bearing deposits	18,552,964	156,868	3.39%	18,955,907	133,630	2.86%	18,441,811	20,501	0.45%
Federal funds purchased	—	—	—%	143,580	1,611	4.49%	115,146	155	0.53%
FHLB advances	7,288,187	83,429	4.59%	6,465,000	68,039	4.27%	4,373,736	11,644	1.07%
Notes and other borrowings	719,368	9,246	5.14%	720,906	9,262	5.14%	721,284	9,257	5.13%
Total interest bearing liabilities	26,560,519	249,543	3.77%	26,285,393	212,542	3.28%	23,651,977	41,557	0.70%
Non-interest bearing demand deposits	7,067,053			7,458,221			9,419,025
Other non-interest bearing liabilities	798,279			821,419			654,162
Total liabilities	34,425,851			34,565,033			33,725,164
Stockholders' equity	2,529,342			2,513,269			2,722,355
Total liabilities and stockholders' equity	$36,955,193			$37,078,302			$36,447,519
Net interest income		$218,135			$232,112			$229,305
Interest rate spread			1.53%			1.77%			2.41%
Net interest margin			2.47%			2.62%			2.63%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.3 million for both the three months ended June 30, 2023 and March 31, 2023, and $3.2 million for the three months ended June 30, 2022. The tax-equivalent adjustment for tax-exempt investment securities was $0.9 million for both the three months ended June 30, 2023 and March 31, 2023, and $0.7 million for the three months ended June 30, 2022.
(2)Annualized
(3)At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,702,487	$641,617	5.22%	$23,530,162	$406,946	3.47%
Investment securities (3)	9,519,928	241,187	5.07%	10,281,431	99,207	1.93%
Other interest earning assets	1,182,077	29,527	5.04%	696,894	4,333	1.25%
Total interest earning assets	35,404,492	912,331	5.18%	34,508,487	510,486	2.97%
Allowance for credit losses	(156,798)			(128,443)
Non-interest earning assets	1,768,714			1,672,070
Total assets	$37,016,408			$36,052,114
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,570,422	$29,291	2.30%	$2,825,830	$3,111	0.22%
Savings and money market deposits	11,169,671	180,287	3.25%	13,225,986	22,866	0.35%
Time deposits	5,013,230	80,920	3.26%	3,064,887	6,386	0.42%
Total interest bearing deposits	18,753,323	290,498	3.12%	19,116,703	32,363	0.34%
Federal funds purchased	71,393	1,611	4.51%	151,074	213	0.28%
FHLB advances	6,878,867	151,467	4.44%	3,317,182	17,790	1.08%
Notes and other borrowings	720,133	18,509	5.14%	721,344	18,513	5.13%
Total interest bearing liabilities	26,423,716	462,085	3.53%	23,306,303	68,879	0.59%
Non-interest bearing demand deposits	7,261,557			9,234,469
Other non-interest bearing liabilities	809,785			638,767
Total liabilities	34,495,058			33,179,539
Stockholders' equity	2,521,350			2,872,575
Total liabilities and stockholders' equity	$37,016,408			$36,052,114
Net interest income		$450,246			$441,607
Interest rate spread			1.65%			2.38%
Net interest margin			2.55%			2.57%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $6.7 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $1.8 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Annualized
(3)At fair value except for securities held to maturity.

Three months ended June 30, 2023 compared to the immediately preceding three months ended March 31, 2023
Net interest income, calculated on a tax-equivalent basis, was $218.1 million for the three months ended June 30, 2023, compared to $232.1 million for the three months ended March 31, 2023, a decrease of $14.0 million. The decrease in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $23.0 million and $37.0 million, respectively, for the three months ended June 30, 2023, compared to the three months ended March 31, 2023. The net interest margin, calculated on a tax-equivalent basis, was 2.47% for the three months ended June 30, 2023, compared to 2.62% for the three months ended March 31, 2023. Overall, the net interest margin was negatively impacted by an increase in the cost of interest-bearing deposits and FHLB advances, more than offsetting the increased yield on interest earnings assets. A decline in average non-interest bearing deposits and an increase in average on-balance sheet liquidity contributed to the need to access additional higher-cost funding.
More detail about factors impacting the net interest margin for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 included:
•The tax-equivalent yield on investment securities increased to 5.19% for the three months ended June 30, 2023, from 4.95% for the three months ended March 31, 2023. This increase resulted primarily from the reset of coupon rates on variable rate securities.

•The tax-equivalent yield on loans increased to 5.35% for the three months ended June 30, 2023, from 5.10% for the three months ended March 31, 2023. Factors contributing to this increase were the resetting of variable rate loans at higher coupon rates and originations of new loans at higher rates.
•The average rate paid on interest bearing deposits increased to 3.39% for the three months ended June 30, 2023, from 2.86% for the three months ended March 31, 2023, as a result of the rising interest rate environment, tighter liquidity conditions, increased competition for deposits and the shift from non-interest bearing deposits to deposits priced at current, higher market rates.
•The average rate paid on FHLB advances increased to 4.59% for the three months ended June 30, 2023, from 4.27% for the three months ended March 31, 2023, primarily due to higher prevailing rates, partially offset by the impact of cash flow hedges.
Three months and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net interest income, calculated on a tax-equivalent basis, was $218.1 million for the three months ended June 30, 2023, compared to $229.3 million for the three months ended June 30, 2022, a decrease of $11.2 million. The decline in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $196.8 million and $208.0 million, respectively.
Net interest income, calculated on a tax-equivalent basis, was $450.2 million for the six months ended June 30, 2023, compared to $441.6 million for the six months ended June 30, 2022, an increase of $8.6 million, comprised of increases in tax-equivalent interest income and interest expense of $401.8 million and $393.2 million, respectively.
Increases in interest income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 reflected (i) increases in both the average balances of and yields on loans; (ii) rising yields on investment securities that more than offset declines in average balances; and (iii) to a lesser extent, higher yields on other interest earning assets. Increased yields on average interest earning assets were mainly reflective of the increase in market interest rates, which impacted both coupon rate resets on existing floating rate assets and the rates on new assets added to the balance sheet. Increases in interest expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 reflected (i) an increase in the cost of interest-bearing deposits, partially offset by a decline in the average balance for the comparative three and six-month periods; and (ii) an increase in both the cost and average balance of FHLB advances.
The net interest margin, calculated on a tax-equivalent basis, was 2.47% and 2.55% for the three and six months ended June 30, 2023, respectively, compared to 2.63% and 2.57% for the three and six months ended June 30, 2022, respectively. Offsetting factors impacting the net interest margin for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 included:
•The tax-equivalent yield on loans expanded to 5.35% and 5.22% for the three and six months ended June 30, 2023, respectively, from 3.59% and 3.47% for the three and six months ended June 30, 2022, respectively. Factors contributing to these increases were the resetting of variable rate loans at higher coupon rates and originations of new loans at higher prevailing rates.
•The tax-equivalent yield on investment securities increased to 5.19% and 5.07% for the three and six months ended June 30, 2023, respectively, from 2.12% and 1.93% for the three and six months ended June 30, 2022, respectively. This increase resulted primarily from the reset of coupon rates on variable rate securities, purchases of higher-yielding securities, and paydowns and sales of lower-yielding securities.
•The average rate paid on interest bearing deposits increased to 3.39% and 3.12% for the three and six months ended June 30, 2023, respectively, from 0.45% and 0.34% for the three and six months ended June 30, 2022, respectively, primarily in response to the rising interest rate environment, tightener liquidity conditions and resulting competition for deposits. The shift from non-interest bearing deposits to deposits priced at current, higher market rates was also a factor.
•The average rate paid on FHLB advances increased to 4.59% and 4.44% for the three and six months ended June 30, 2023, respectively, from 1.07% and 1.08% for the three and six months ended June 30, 2022, respectively, primarily due to higher prevailing rates, partially offset by the impact of cash flow hedges.

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
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount related to funded portion of loans	$14,195	$23,207	$31,790	$30,653
Amount related to off-balance sheet credit exposures	1,322	916	3,515	1,300
Other	—	(127)	—	(127)
Total provision for credit losses	$15,517	$23,996	$35,305	$31,826
The most significant factor impacting the provision for credit losses for the three and six months ended June 30, 2023 were a less favorable Moody's baseline economic forecast and heavier weighting of a downside scenario for the three months ended June 30, 2023. Risk rating migration, including changes in certain specific reserves and increases in certain qualitative overlays also impacted the provision.
The provision for credit losses may be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in factors such as, but not limited to, economic conditions or the economic outlook, the composition of the loan portfolio, the financial condition of our borrowers and collateral values.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL and about factors that impacted the ACL and provision for credit losses.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deposit service charges and fees	$5,349	$5,896	$10,894	$11,856
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	847	905	1,599	3,578
Net gain (loss) on marketable equity securities recognized in earnings	146	(9,297)	(13,155)	(19,838)
Gain (loss) on investment securities, net	993	(8,392)	(11,556)	(16,260)
Lease financing	12,519	13,363	25,628	26,778
Other non-interest income	6,626	2,583	17,056	5,377
	$25,487	$13,450	$42,022	$27,751
The losses on marketable equity securities during the six months ended June 30, 2023 and the three and six months ended June 30, 2022 were attributable to losses related to certain preferred equity investments.
The most significant factor leading to the increase in other non-interest income for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was an increase in BOLI income, particularly as related to the BOLI assets supporting our deferred compensation plan.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2022	2022
Employee compensation and benefits	$67,414	$62,461	$138,465	$129,549
Occupancy and equipment	11,043	11,399	21,845	22,911
Deposit insurance expense	7,597	3,993	15,504	7,396
Professional fees	3,518	3,256	6,436	5,518
Technology	20,437	17,898	42,163	34,902
Depreciation of operating lease equipment	11,232	12,585	22,753	25,195
Other non-interest expense	23,977	15,810	50,832	28,255
Total non-interest expense	$145,218	$127,402	$297,998	$253,726
Increases in employee compensation and benefits and technology reflected labor market dynamics and continuing investment in people and technology to support future growth.
Increases in deposit insurance expense were primarily attributable to an increase in the assessment rate.
Other non-interest expense for the six months ended June 30, 2023 included $4.4 million related to certain operational losses. Costs related to certain deposit customer rebate and commissions programs increased by $7.2 million and $14.1 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
For the three months ended June 30, 2023 compared to the three months ended March 31, 2023, average deposits declined by $794 million while average FHLB advances and Fed Funds purchased grew by $680 million. On average, cash balances increased by $257 million quarter-over-quarter. These shifts were attributable largely to events impacting the banking industry late in the first quarter. On a period-end basis at June 30, 2023 compared to March 31, 2023, cash and cash equivalents declined by $603 million, securities declined by $390 million and loans declined by $263 million, while deposits grew by $116 million, and FHLB advances declined by $1.6 billion. These trends reflected stabilization of deposits, normalization of on-balance sheet liquidity and management's strategy of using cash flows from the residential loan and securities portfolios to reduce the level of wholesale borrowings.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, average deposits declined by $2.3 billion and average loans grew by $1.2 billion, while average FHLB advances and Fed Funds purchased in total grew by $3.5 billion. The decline in average total deposits resulted in part from the impact on the title insurance industry vertical of lower levels of activity in the residential mortgage sector brought on by rising mortgage rates, and was also consistent with broader industry deposit trends evidencing restrictive monetary policy. Within the deposit base, average non-interest bearing deposits declined by $2.0 billion, average interest bearing demand, money market and savings deposits declined by an aggregate $2.3 billion and average time deposits grew by $1.9 billion. The decline in average non-interest bearing demand deposits was in part a result of outflows from the title insurance industry vertical referenced previously. The shift in deposit mix was also impacted by the rising rate environment, as customers sought higher yields on their cash balances. In addition, these shifts reflected deposit outflows following the events of March, 2023, primarily from the money market category.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$119,454	$107,450	$148,956	$135,841
U.S. Government agency and sponsored enterprise residential MBS	2,000,621	1,953,456	2,036,693	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	577,961	508,281	600,517	525,094
Private label residential MBS and CMOs	2,702,029	2,383,981	2,864,589	2,530,663
Private label commercial MBS	2,380,013	2,281,716	2,645,168	2,524,354
Single family real estate-backed securities	462,100	438,563	502,194	470,441
Collateralized loan obligations	1,099,890	1,081,027	1,166,838	1,136,463
Non-mortgage asset-backed securities	95,512	91,833	102,194	95,976
State and municipal obligations	108,383	103,613	122,181	116,661
SBA securities	120,836	117,520	139,320	135,782
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,676,799	9,077,440	$10,338,650	9,664,443
Marketable equity securities		66,497		90,884
		$9,143,937		$9,755,327

Our investment strategy has focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2023 was 5.4 years and the effective duration of the investment portfolio was 1.94.
The investment securities AFS portfolio was in a net unrealized loss position of $599.4 million at June 30, 2023, compared to a net unrealized loss position of $674.2 million at December 31, 2022, improving by $75 million during the six months ended June 30, 2023. Net unrealized losses at June 30, 2023 included $2.7 million of gross unrealized gains and $602.1 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at June 30, 2023 had an aggregate fair value of $8.7 billion. The unrealized losses resulted primarily from rising interest rates and widening spreads related to the Federal Reserve's restrictive monetary policy and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy has also led to market uncertainty, producing some yield curve dislocations. None of the unrealized losses were attributable to credit loss impairments.

The ratings distribution of our AFS securities portfolio at the dates indicated are depicted in the charts below:

June 30, 2023	December 31, 2022
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
We do not intend to sell securities in significant unrealized loss positions at June 30, 2023. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. While recent events impacting the banking sector have impacted the liquidity profile of many banks, including BankUnited, the substantial majority of our investment securities are pledgeable at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
We regularly engage with bond managers to monitor trends in underlying collateral, including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.

The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at June 30, 2023:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	85.0%	30.0	97.3	43.9	7.0
	AA	10.5%	29.4	95.1	38.5	7.8
	A	4.5%	25.1	75.2	41.8	9.1
Weighted average		100.0%	29.7	96.1	43.2	7.2

CLOs	AAA	80.7%	37.6	66.9	46.6	11.4
	AA	15.6%	31.1	42.4	35.6	9.9
	A	3.7%	28.8	31.6	29.9	10.4
Weighted average		100.0%	36.3	61.8	44.3	11.2

Private label residential MBS and CMO	AAA	93.9%	3.0	88.9	17.6	2.3
	AA	4.2%	19.5	33.7	23.9	5.3
	A	1.9%	24.9	26.6	25.7	5.4
Weighted average		100.0%	4.1	85.3	18.0	2.5

Single family real estate-backed securities	AAA	64.5%	35.0	70.9	54.5	6.2
	AA	13.9%	51.6	55.4	53.6	9.8
	NR	21.6%	42.8	42.8	42.8	10.9
Weighted average		100.0%	39.0	62.6	51.9	7.7
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of June 30, 2023. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	1.00%	—%	—%	—%	1.00%
U.S. Government agency and sponsored enterprise residential MBS	5.32%	5.45%	5.54%	4.96%	5.43%
U.S. Government agency and sponsored enterprise commercial MBS	4.47%	5.33%	3.33%	2.19%	3.56%
Private label residential MBS and CMOs	3.80%	3.77%	3.71%	3.89%	3.80%
Private label commercial MBS	6.34%	6.68%	1.97%	3.29%	6.30%
Single family real estate-backed securities	5.00%	3.87%	1.36%	—%	4.11%
Collateralized loan obligations	7.05%	7.34%	7.62%	—%	7.34%
Non-mortgage asset-backed securities	3.57%	3.91%	5.95%	—%	5.07%
State and municipal obligations	2.98%	4.17%	4.56%	3.99%	4.22%
SBA securities	5.82%	5.74%	5.62%	5.44%	5.73%
	5.08%	5.84%	4.24%	3.78%	5.16%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
1-4 single family residential	$7,096,496	28.8%	$7,128,834	28.6%
Government insured residential	1,509,342	6.1%	1,771,880	7.1%
Non-owner occupied commercial real estate	5,302,523	21.5%	5,405,597	21.7%
Construction and land	393,464	1.6%	294,360	1.2%
Owner occupied commercial real estate	1,832,586	7.4%	1,890,813	7.6%
Commercial and industrial	6,575,368	26.8%	6,417,721	25.9%
Pinnacle - municipal finance	951,529	3.9%	912,122	3.7%
Franchise finance	207,783	0.8%	253,774	1.0%
Equipment finance	237,816	1.0%	286,147	1.1%
Mortgage warehouse lending	523,083	2.1%	524,740	2.1%
Total loans	24,629,990	100.0%	24,885,988	100.0%
Allowance for credit losses	(166,833)		(147,946)
Loans, net	$24,463,157		$24,738,042
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
1-4 single family residential	$7,096,496	$7,128,834
Government insured residential	1,509,342	1,771,880
	$8,605,838	$8,900,714
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2023, $1.1 billion or 15% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.5 billion at June 30, 2023. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:

June 30, 2023	December 31, 2022

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
California	$2,243,169	31.6%	$2,274,432	31.9%
New York	1,384,600	19.5%	1,417,707	19.9%
Florida	521,638	7.4%	521,479	7.3%
Illinois	367,425	5.2%	360,529	5.1%
Virginia	316,326	4.5%	314,530	4.4%
Others	2,263,338	31.8%	2,240,157	31.4%
	$7,096,496	100.0%	$7,128,834	100.0%
Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, income-producing non-owner occupied commercial real estate, a limited amount of construction and land loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases originated by Pinnacle and franchise and equipment finance loans and leases originated by Bridge. Management intends to increasingly emphasize the origination of relationship-based loans that are accompanied by deposit business.

The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

June 30, 2023	December 31, 2022

$525
3%
$912
6%
$254
1%
$286
2%
$5,700
36%
$8,308
52%
CRE
C&I
Equipment finance
Franchise finance
Pinnacle - municipal finance
MWL

Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, free-standing single-tenant buildings, medical and other office buildings, warehouse facilities, hotels and real estate secured lines of credit.
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at June 30, 2023 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,852,403	32%	59%	24%	17%	1.61	66.2%
Warehouse/Industrial	1,221,112	21%	61%	10%	29%	1.99	52.0%
Multifamily	841,742	15%	48%	52%	—%	2.18	45.4%
Retail	892,874	16%	60%	25%	15%	1.81	59.9%
Hotel	398,945	7%	86%	1%	13%	2.27	51.1%
Construction and Land	393,464	7%	52%	46%	2%	N/A	N/A
Other	95,447	2%	77%	8%	15%	2.11	48.2%
	$5,695,987	100%	60%	25%	15%	1.88	57.1%

	Florida		NY Tri State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.70	66.5%	1.54	60.2%
Warehouse/Industrial	2.16	50.9%	1.72	39.3%
Multifamily	2.95	42.4%	1.49	48.0%
Retail	2.00	59.2%	1.22	65.1%
Hotel	2.37	48.0%	1.29	68.6%
Other	2.34	45.6%	1.16	70.6%
	2.07	56.1%	1.56	53.6%

Geographic distribution in the tables above is based on location of the underlying collateral property. LTVs and DSCRs are based on the most recent available information; if current appraisals are not available, LTVs are adjusted by our models based on current and forecasted sub-market dynamics. DSCRs are calculated based on current contractually required payments, which in some cases may be interest only.
The following table presents the maturity profile of the CRE portfolio over the next 12 months by property type at June 30, 2023 (dollars in thousands):

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate	Fixed Rate to Borrower as a % of Total Portfolio
Office	$416,895	23%	$227,610	12%
Warehouse/Industrial	95,114	8%	50,456	4%
Multifamily	108,613	13%	29,082	3%
Retail	159,282	18%	86,471	10%
Hotel	25,484	6%	390	—%
Construction and Land	102,978	26%	2,765	1%
Other	25,702	27%	25,702	27%
	$934,068	16%	$422,476	7%
The following table presents scheduled maturities of the CRE portfolio by property type at June 30, 2023 (dollars in thousands):

Property Type	2023	2024	2025	2026	Thereafter	Total
Office	$288,564	$230,191	$366,586	$336,429	$630,633	$1,852,403
Warehouse/Industrial	57,631	114,606	156,593	370,171	522,111	1,221,112
Multifamily	43,784	78,343	80,463	189,612	449,540	841,742
Retail	87,695	115,183	135,438	214,101	340,457	892,874
Hotel	25,484	17,615	45,077	201,926	108,843	398,945
Construction and Land	2,481	169,590	88,408	42,223	90,762	393,464
Other	12,870	13,043	7,235	27,500	34,799	95,447
	$518,509	$738,571	$879,800	$1,381,962	$2,177,145	$5,695,987

The office segment totaled $1.9 billion at June 30, 2023. The following charts present the sub-market geographic distribution of the office CRE portfolio within the NY Tri-State and Florida markets at June 30, 2023:

NY Tri-State by Sub-Market	Florida by Sub-Market

The New York Tri-State market encompasses approximately 24% of the office segment, with 10% of total office exposure in Manhattan. As of June 30, 2023, the Manhattan portfolio was approximately 94% occupied with 5% rent rollover expected in the next twelve months. Substantially all of the Florida office portfolio is suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprise 17% of the segment and exhibit no particular geographic concentration. Many of these loans were made to high quality sponsors in our NY tri-state or FL customer base. Estimated rent rollover of the office portfolio in the next 12 months is approximately 11% of the portfolio. Approximately 16% is secured by medical office buildings.
The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, subscription finance lines of credit, trade finance, SBA product offerings, business acquisition finance credit facilities, credit facilities to institutional real estate entities such as REITs and commercial real estate investment funds, and a small amount of commercial credit cards. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. In addition to financing provided by Pinnacle, the Bank provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $4.9 billion at June 30, 2023, a substantial portion of which were relationship based loans to borrowers in our primary geographic footprint. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the C&I portfolio by industry, at June 30, 2023 (dollars in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,753,002	20.9%
Manufacturing	780,854	9.3%
Educational Services	707,819	8.4%
Utilities	624,585	7.4%
Information	589,165	7.0%
Wholesale Trade	586,722	7.0%
Real Estate and Rental and Leasing	500,950	6.0%
Health Care and Social Assistance	495,310	5.9%
Construction	389,441	4.6%
Transportation and Warehousing	375,386	4.5%
Retail Trade	304,049	3.6%
Professional, Scientific, and Technical Services	266,586	3.2%
Other Services (except Public Administration)	231,133	2.7%
Public Administration	219,209	2.6%
Administrative and Support and Waste Management	195,668	2.3%
Arts, Entertainment, and Recreation	172,236	2.0%
Accommodation and Food Services	150,161	1.8%
Other	65,678	0.8%
	$8,407,954	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 44% and 51% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 60% and 25% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 31% and 30% of all other commercial loans, including Pinnacle and Bridge, were to borrowers in Florida and the Tri-state area, respectively.

Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation, totaled $515 million at June 30, 2023, including off-lease equipment, net of accumulated depreciation of $50 million.
The chart below presents operating lease equipment by type at the dates indicated:

June 30, 2023	December 31, 2022
At June 30, 2023, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2023	$63,947
2024	48,961
2025	86,996
2026	79,812
2027	24,913
Thereafter through 2034	159,661
$464,290
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration, portfolio management and workout and recovery departments. Risk ratings are updated continuously; generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. The credit quality and risk rating of commercial loans as well as our underwriting and portfolio management practices are regularly reviewed by our internal independent credit review department.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	June 30, 2023		March 31, 2023		December 31, 2022
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$15,169,909	94.6%	$15,314,776	95.2%	$15,244,761	95.4%
Special mention	233,004	1.5%	101,781	0.6%	51,433	0.3%
Substandard accruing	525,643	3.3%	596,054	3.7%	605,965	3.8%
Substandard non-accruing	80,642	0.5%	82,840	0.5%	75,125	0.5%
Doubtful	14,954	0.1%	7,699	—%	7,990	—%
	$16,024,152	100.0%	$16,103,150	100.0%	$15,985,274	100.0%

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	June 30, 2023		March 31, 2023		December 31, 2022
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$186	—%	$412	0.1%	$709	0.2%
Retail	2,135	0.2%	2,150	0.3%	—	—%
Multi-family	—	—%	42,950	4.6%	—	—%
Office	21,682	1.1%	17,912	1.0%	18,006	1.0%
	24,003		63,424		18,715
Owner occupied commercial real estate	20,264	1.1%	7,111	0.4%	24,101	1.3%
Commercial and industrial	184,183	2.8%	24,043	0.4%	1,017	—%
Franchise finance	4,554	2.2%	7,203	3.0%	7,600	3.0%
	$233,004		$101,781		$51,433

Substandard accruing:
CRE
Hotel	$40,009	10.0%	$40,012	9.9%	$14,538	3.6%
Retail	67,075	7.5%	76,798	9.0%	72,421	8.4%
Multi-family	108,728	9.9%	136,863	14.6%	146,235	15.5%
Office	72,100	3.8%	72,570	3.8%	73,042	3.9%
Industrial	—	—%	—	—%	976	0.1%
Other	2,675	2.1%	4,742	1.1%	7,989	2.6%
	290,587		330,985		315,201
Owner occupied commercial real estate	84,453	4.6%	94,226	5.1%	73,501	3.9%
Commercial and industrial	90,143	1.4%	128,301	1.9%	171,613	2.7%
Franchise finance	44,354	21.3%	41,389	17.3%	44,295	17.5%
Equipment finance	16,106	6.8%	1,153	0.4%	1,355	0.5%
	$525,643		$596,054		$605,965
One $22 million loan that was moved to special mention during the quarter paid off shortly after quarter-end.
Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $17 million were internally risk rated substandard at June 30, 2023. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three and six months ended June 30, 2023 and 2022.
Bridge had exposure to the energy industry of $238 million at June 30, 2023. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $211 million, consisting primarily of railcars serving the petroleum industry.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at June 30, 2023:

FICO Distribution	LTV Distribution	Vintage
FICO scores are generally updated semi-annually and were most recently updated in the first quarter of 2023. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At June 30, 2023, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $51 million and $62 million at June 30, 2023 and December 31, 2022, respectively. The amount of these loans 90 days or more past due was $12 million and $15 million at June 30, 2023 and December 31, 2022, respectively.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Stress Testing Results
The majority of our commercial portfolio is subject to quarterly stress test analysis. We continually re-evaluate our stress testing framework and adapt it to evolving macro-economic conditions as necessary. On an annual basis, we also run a rigorous stress test of our entire balance sheet incorporating the FRB's severely adverse CCAR scenario as well as additional idiosyncratic scenarios reflective of evolving macro-economic themes. The latest stress test incorporating the FRB's CCAR severely adverse scenario was performed during the second quarter of 2023.

The following charts summarize the results of this stress test. Additionally, we present stress results for the CRE portfolio based on the Moody's S4 recessionary scenario (dollars in millions):

Total Loan Portfolio Stress Test Results(1)

CRE Portfolio Stress Test Results(2)

(1)Excludes Pinnacle municipal finance and mortgage warehouse lending.
(2)Construction loans are included in the chart based on their applicable property type.
Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding PCD loans for which management has a reasonable basis for an expectation about future cash flows and government insured residential loans, and (iii) OREO and other non-performing assets.
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2023	December 31, 2022
Non-accrual loans:
Residential	$22,534	$21,311
Commercial:
Non-owner occupied commercial real estate	16,778	16,657
Construction and land	655	5,695
Owner occupied commercial real estate	11,562	17,751
Commercial and industrial	62,647	29,722
Franchise finance	3,954	13,290
Total commercial loans	95,596	83,115
Total non-accrual loans	118,130	104,426
Loans past due 90 days and still accruing	593	593
Total non-performing loans	118,723	105,019
OREO and other non-performing assets	2,084	1,932
Total non-performing assets	$120,807	$106,951

Non-performing loans to total loans (1)	0.48%	0.42%
Non-performing assets to total assets (1)	0.34%	0.29%
ACL to total loans	0.68%	0.59%
ACL to non-performing loans	140.52%	140.88%
Net charge-offs to average loans (2)	0.09%	0.22%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $35.9 million or 0.15% of total loans and 0.10% of total assets, at June 30, 2023, and $40.3 million or 0.16% of total loans and 0.11% of total assets, at December 31, 2022.
(2)    Annualized for the six months ended June 30, 2023
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $373 million and $493 million at June 30, 2023 and December 31, 2022, respectively.
See "Results of Operations - Provision for Credit Losses" above and “Analysis of the Allowance for Credit Losses” below for further discussion of the Provision for Credit Losses and the ACL.
Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential loans, other than government insured pool buyout loans, are generally placed on non-accrual status when they are 60 days past due. Additionally, certain residential loans not contractually delinquent but in forbearance may be placed on non-accrual status at management's discretion. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the current level of economic uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, loan portfolio composition, commercial and residential real estate market dynamics and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
At June 30, 2023, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL, and we used a single externally provided baseline scenario at December 31, 2022, with a downside scenario informing a qualitative overlay. Each of these externally provided scenarios in fact, represent the result of a probability weighting of thousands of individual scenario paths.
See Note 1 to the consolidated financial statements of the Company's 2022 Annual Report on Form 10-K for more detailed information about our ACL methodology.

The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	Residential	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle - municipal Finance	Franchise Finance	Equipment Finance	Total
Balance at December 31, 2021	$9,187	$27,780	$1,031	$21,638	$46,312	$170	$16,746	$3,593	$126,457
Provision for (recovery of) credit losses	192	9,175	709	1,129	18,439	(28)	1,835	(798)	30,653
Charge-offs	(412)	(9,180)	(233)	(2,782)	(6,112)	—	(12,931)	—	(31,650)
Recoveries	43	1,912	—	324	1,891	—	609	—	4,779
Balance at June 30, 2022	$9,010	$29,687	$1,507	$20,309	$60,530	$142	$6,259	$2,795	$130,239

Balance at December 31, 2022	$11,741	$22,327	$2,424	$20,543	$76,647	$173	$11,747	$2,344	$147,946
Impact of adoption of ASU 2022-02	(117)	—	—	5	(1,676)	—	(6)	—	(1,794)
Balance at January 1, 2023	11,624	22,327	2,424	20,548	74,971	173	11,741	2,344	146,152
Provision for (recovery of) credit losses	(2,742)	5,738	(32)	(1,922)	30,533	24	(224)	415	31,790
Charge-offs	—	(813)	—	—	(8,975)	—	(7,247)	—	(17,035)
Recoveries	5	53	—	2,036	3,799	—	33	—	5,926
Balance at June 30, 2023	$8,887	$27,305	$2,392	$20,662	$100,328	$197	$4,303	$2,759	$166,833

Net Charge-offs to Average Loans
Six Months Ended June 30, 2022	0.01%	0.27%	0.25%	0.26%	0.15%	—%	8.06%	—%	0.23%
Six Months Ended June 30, 2023	—%	0.03%	—%	(0.22)%	0.15%	—%	7.82%	—%	0.09%

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	June 30, 2023		March 31, 2023		December 31, 2022
	Total	%(1)	Total	%(1)	Total	%(1)
Residential	$8,887	34.9%	$11,797	35.3%	$11,741	35.7%

Non-owner occupied commercial real estate	27,305	21.5%	24,327	21.5%	22,327	21.7%
Construction and land	2,392	1.6%	1,718	1.3%	2,424	1.2%
CRE	29,697		26,045		24,751

Owner occupied commercial real estate	20,662	7.4%	19,366	7.5%	20,543	7.6%
Commercial and industrial(2)	100,328	28.9%	93,616	28.6%	76,647	28.0%
Pinnacle - municipal finance	197	3.9%	178	3.7%	173	3.7%
Franchise finance	4,303	0.8%	5,568	1.0%	11,747	1.0%
Equipment finance	2,759	1.0%	2,222	1.1%	2,344	1.1%
	128,249		120,950		111,454
	$166,833	100.0%	$158,792	100.0%	$147,946	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.
(2)Includes mortgage warehouse lending.

The following table presents the ACL as a percentage of loans at the dates indicated:

	June 30, 2023	March 31, 2023	December 31, 2022
Residential	0.10%	0.13%	0.13%
Commercial:
CRE	0.52%	0.46%	0.43%
Commercial and industrial	1.35%	1.25%	1.10%
Pinnacle - municipal finance	0.02%	0.02%	0.02%
Franchise finance	2.07%	2.33%	4.63%
Equipment finance	1.16%	0.83%	0.82%
Total commercial	0.99%	0.91%	0.85%
	0.68%	0.64%	0.59%
Factors contributing to the change in the ACL during the three months ended June 30, 2023 are depicted in the chart below (dollars in millions):

$158.8
ACL
03/31/23
Risk Rating Migration and Specific Reserves
$(3.9)
Economic Forecast
$35.8
• Impact of heavier weighting of downside scenario
• Current market adjustment
• Changes to forward path of economic forecast
Net Charge-Offs
$(6.2)
Other Changes in Qualitative Overlay
$14.6
• Includes qualitative overlay related to CRE office portfolio
Change in Qualitative Reserve Related to Economy
$(26.6)
• Decreased qualitative overlay for economic uncertainty now captured in quantitative modeling
Other
$(5.7)
• Portfolio and assumption changes
• New Loans, net of Runoff
$166.8
ACL
06/30/23
% of Total Loans
0.64%
0.68%

Changes in the ACL during the three months ended June 30, 2023
As depicted in the chart above, the primary drivers of the increase in the ACL from March 31, 2023 to June 30, 2023 were increases related to a less favorable baseline economic forecast coupled with heavier weighting of a downside economic forecast scenario and an increase in certain qualitative factors, partially offset by net charge-offs. There was a shift from the qualitative to the quantitative ACL related to the economic forecast during the quarter ended June 30, 2023 as the quantitative modeling is now encompassing certain dynamics that were captured qualitatively at the prior quarter-end. The ACL as a percentage of loans increased to 0.68% at June 30, 2023, from 0.64% at March 31, 2023.
The ACL for the CRE portfolio sub-segment, including non-owner occupied CRE and construction and land, increased by $3.7 million during the three months ended June 30, 2023, from 0.46% to 0.52% of loans. The increase in the ACL for this segment was primarily driven by the economic forecast and changes in qualitative overlay related to the CRE office portfolio. At June 30, 2023, the ACL for the CRE office portfolio totaled $15.3 million, or 0.83% of loans.
The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $8.0 million during the three months ended June 30, 2023, from 1.25% to 1.35% of loans. The increase in the ACL for this segment was primarily driven by the economic forecast, partially offset by net charge offs and decreases in specific reserves.
The ACL for the franchise finance portfolio segment decreased by $1.3 million during the three months ended June 30, 2023, from 2.33% to 2.07% of loans. This decrease is primarily a result of net charge-offs during the quarter.
The ACL for the equipment finance portfolio segment increased by $0.5 million during the three months ended June 30, 2023, from 0.83% to 1.16% of loans, resulting primarily from an increase in classified loans during the quarter.
The estimate of the ACL at June 30, 2023 was informed by forecasted economic scenarios published in June 2023, a wide variety of additional economic data, information about borrower financial condition and collateral values and other relevant information. The quantitative portion of the ACL at June 30, 2023 was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and the lowest weighting ascribed to the upside scenario. Some of the data points informing the reasonable and supportable economic forecast used in estimating the quantitative portion of the ACL at June 30, 2023 included:
•Labor market assumptions, which reflected national unemployment peaking at 4.29% in the baseline scenario and 7.9% in the downside scenarios;
•Annualized growth in GDP troughing at 0.6% in the baseline and (3.1)% in the downside scenario.
The above is provided to give a high level overview of the nature and severity of the economic forecast scenarios used in estimating the ACL. Numerous additional variables and assumptions not explicitly stated, including but not limited to detailed commercial property forecasts, projected stock market volatility indices and a variety of assumptions about market interest rates and spreads also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level, most of the variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The Company has a diverse deposit book by industry sector. Our largest industry segment at June 30, 2023 was the title insurance industry, with approximately $2.7 billion in total deposits; no other industry sectors exceeded $1.0 billion. Over 80% of title sector deposits were in operating accounts. Approximately 60% of our deposits were commercial or municipal deposits, with approximately 80% of commercial deposits considered relationship-based.
The following table presents information about the Company's insured and collateralized deposits as of June 30, 2023 (dollars in thousands):

Total deposits	$25,838,652

Estimated amount of uninsured deposits	$11,841,313
Less: collateralized deposits	(2,829,962)
Less: affiliate deposits	(239,117)
Adjusted uninsured deposits	$8,772,234
Estimated insured and collateralized deposits	$17,066,418

Insured and collateralized deposits to total deposits	66%

Time deposit accounts with balances of $250,000 or more totaled $884 million and $730 million at June 30, 2023 and December 31, 2022, respectively. The following table shows scheduled maturities of uninsured time deposits as of June 30, 2023 (in thousands):

Three months or less	$192,239
Over three through six months	320,028
Over six through twelve months	225,707
Over twelve months	16,224
$754,198
The estimated amount of uninsured deposits at June 30, 2023 and December 31, 2022 was $11.8 billion and $18.2 billion, respectively. Collateralized and affiliate deposits are included in these amounts.
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance of outstanding FHLB advances, as of June 30, 2023 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2023 - One month or less	$4,045,000	5.21%
2023 - Over one month	1,930,000	5.24%
Total contractual balance outstanding	$5,975,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of June 30, 2023 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2023	$35,000	2.82%
2024	535,000	2.40%
2025	625,000	2.74%
2026	930,000	3.23%
Thereafter	25,000	2.50%
	$2,150,000	2.87%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.

Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$394,621	$400,000
Unamortized discount and debt issuance costs	(2,134)	(2,586)
	392,487	397,414
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(4,609)	(4,880)
	295,391	295,120
Total notes	687,878	692,534
Finance leases	27,424	28,389
Notes and other borrowings	$715,302	$720,923
During the three months ended June 30, 2023, the Bank purchased $5.4 million of outstanding senior notes in the open market at a price of $4.8 million, an implied yield of approximately 10%.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio, its amortizing loan portfolio and FHLB advances. FRB discount window borrowings, repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the six months ended June 30, 2023 and 2022 net cash provided by operating activities was $424 million and $1.1 billion, respectively. The decline in cash flows from operating activities is primarily related to fluctuations in the daily cash settlement of derivative positions centrally cleared through the CME, a lower volume of re-securitization of early buyout loans and fluctuations in the timing of income tax refunds/payments.
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
Systemic events of March, 2023 impacted liquidity in the banking system, particularly for mid-size and regional banks, including BankUnited. Immediately following those events, management took a number of prudent actions to maximize BankUnited's same day available liquidity levels and enhance liquidity management. We activated our contingency funding plan, enhanced daily and intra-day monitoring and reporting, pledged additional securities and loan collateral to the FHLB and FRB, increased the amount of cash held on balance sheet and enhanced communications with funding sources, customers, counterparties and other stakeholders. While deposit flows and liquidity conditions appear to have substantially stabilized, we have kept in place enhanced monitoring and reporting of liquidity levels and deposit flows and have maintained higher levels of assets pledged at the FHLB and FRB.
At June 30, 2023, the Bank had total same day available liquidity of approximately $14.7 billion, consisting of cash of $301 million, borrowing capacity at the Federal Home Loan Bank of $4.6 billion, borrowing capacity at the FRB of $8.9 billion and unencumbered securities of $871 million. At June 30, 2023, the ratio of estimated insured and collateralized deposits to total deposits was 66% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 167%.
The ALM policy establishes limits or operating thresholds and guidelines for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. In the current environment, many of these metrics are being monitored more frequently, at least weekly. Management is currently in the process of re-evaluating all of these measures to ascertain whether, in view of recent events, additional measures should be added or any of the existing measures should be refined in light of new data. Some of the primary measures used to dimension liquidity risk and manage liquidity are the ratio of available liquidity (excluding availability at the FRB) to volatile liabilities, a liquidity stress test coverage ratio, the ratio of same day available liquidity to uninsured and uncollateralized deposits, wholesale funding levels, and depositor concentrations. Other measures employed to monitor and manage liquidity include but are not limited to a 30-day total liquidity ratio (also excluding availability at the FRB), a one-year liquidity ratio, a measure of on-balance sheet available liquidity, the loan to deposits ratio and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity.
The ALM policy stipulates that BankUnited’s liquidity is within policy limits if the available liquidity/volatile liabilities ratio and liquidity stress test ratios exceed 100%. At June 30, 2023, BankUnited’s available liquidity/volatile liabilities ratio was 147% and the liquidity stress test ratio was 193%. Due to the events impacting the banking industry in March and the resultant increase in FHLB advances, the wholesale funding ratio has remained elevated through June 30, 2023.
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

Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2023 and December 31, 2022, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2023 (dollars in thousands):

	June 30, 2023
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,829,150	7.55%	N/A (1)	N/A (1)	$1,498,707	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,829,150	11.15%	$1,648,909	6.50%	$1,141,552	4.50%	$1,775,748	7.00%
Tier 1 risk-based capital	$2,829,150	11.15%	$2,029,426	8.00%	$1,522,069	6.00%	$2,156,265	8.50%
Total risk-based capital	$3,288,915	12.96%	$2,536,782	10.00%	$2,029,426	8.00%	$2,663,621	10.50%
BankUnited:
Tier 1 leverage	$3,283,670	8.79%	$1,868,598	5.00%	$1,494,879	4.00%	N/A	N/A
CET1 risk-based capital	$3,283,670	12.99%	$1,642,951	6.50%	$1,137,428	4.50%	$1,769,332	7.00%
Tier 1 risk-based capital	$3,283,670	12.99%	$2,022,094	8.00%	$1,516,570	6.00%	$2,148,475	8.50%
Total risk-based capital	$3,443,435	13.62%	$2,527,617	10.00%	$2,022,094	8.00%	$2,653,998	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
We believe we are well positioned, from a capital perspective, to withstand an economic downturn. CET1 risk-based capital, including AOCI would be 9.7% at BankUnited, Inc. and 11.5% at BankUnited N.A. as of June 30, 2023. On an annual basis, we run a rigorous stress test of our entire balance sheet incorporating the FRB's CCAR scenarios as well as additional idiosyncratic scenarios reflective of evolving macro-economic themes. The latest stress test incorporating the FRB's CCAR severely adverse scenario was performed during the three months ended June 30, 2023. In the CCAR severely adverse scenario, CET1 risk-based capital at the bank level troughs at 11.8%.

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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on a consensus forward curve versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, our interest rate risk policy framework is based on modeling instantaneous rate shocks to a static balance sheet, assuming that maturing instruments are replaced with like instruments at forward rates, of plus and minus 100, 200, 300 and 400 basis point shifts. We also model a variety of dynamic balance sheet scenarios, various yield curve slopes, and alternative depositor behavior assumptions. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at June 30, 2023 and December 31, 2022.

	Down 200	Down 100	Plus 100	Plus 200
Model Results at June 30, 2023 - increase (decrease)
In year 1	(3)%	—%	(1)%	(4)%
In year 2	(9)%	(4)%	—%	(1)%
Model Results at December 31, 2022 - increase (decrease)
In year 1	(5)%	(2)%	—%	(1)%
In year 2	(8)%	(3)%	2%	2%
Management also simulates changes in EVE in various interest rate environments. The following table illustrates the modeled change in EVE in the indicated scenarios at June 30, 2023 and December 31, 2022:

	Down 200	Down 100	Plus 100	Plus 200
Model Results at June 30, 2023 - increase (decrease):	13%	11%	(8)%	(16)%
Model Results at December 31, 2022 - increase (decrease):	4%	4%	(5)%	(11)%
Changes in modeled results at June 30, 2023 compared to results at December 31, 2022 reflect shifts in funding mix and updated assumptions about depositor behavior, impacting both beta and decay assumptions, following the events impacting the banking sector of March, 2023. Results are also impacted by the negative convexity of the residential mortgage portfolio and embedded caps in certain floating rate securities.
Management continually evaluates a variety of hedging strategies that are available to manage interest rate risk. Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the change in rates.

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
The following table provides information about the Company's derivatives designated as hedging instruments as of June 30, 2023 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$475,000	2.34%	3-Month LIBOR(2)	2.5
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1,675,000	3.01%	Daily SOFR	1.8
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	400,000	1.22%	Fed Funds Effective Rate	1.2
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	200,000	Term SOFR	3.72%	2.9
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	200,000	0.88%		2.0
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	3.2
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	100,000	1.94%	Daily SOFR	1.1
		$3,175,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.
(2) Pay fixed interest rate swaps indexed to LIBOR will fall back to daily SOFR at the next reset date during the third quarter of 2023.
In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at June 30, 2023 was $699 million, The short duration of our investment portfolio (1.94 at June 30, 2023) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
See Note 6 to the consolidated financial statements for additional information about derivative financial instruments.

LIBOR Transition
As discussed in the "LIBOR Transition" section in the MD&A of the Company's 2022 Annual Report on Form 10-K, the FCA, which regulates USD LIBOR, discontinued the one-week and two-month LIBOR tenors effective December 31, 2021 and remaining tenors were discontinued effective June 30, 2023. The Company executed a comprehensive roadmap to amend the terms of LIBOR-based financial instruments, generally replacing LIBOR with SOFR as the preferred alternative reference rate. Remaining financial instruments indexed to LIBOR at June 30, 2023, are summarized in the table below (in thousands):

Amount
Investment securities	$3,160,788
Loans	1,160,570
Interest rate derivative contracts(1)	690,678
$5,012,036

(1) Represents notional amount.
These instruments will convert to an alternative reference rate, generally SOFR, based on their contractual provisions at the next scheduled interest rate reset date.
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

	June 30, 2023	March 31, 2023
Total stockholders’ equity	$2,526,310	$2,481,394
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,448,673	$2,403,757

Common shares issued and outstanding	74,429,948	74,423,365

Book value per common share	$33.94	$33.34

Tangible book value per common share	$32.90	$32.30

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
During the quarter ended June 30, 2023, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
 The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, based upon currently available information and the advice of legal counsel, the likelihood is remote that any adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.   Other Information
During the three months ended June 30, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of August 2023.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer