Form 10-Q
period 2023-09-30
BankUnited, Inc.
filed 2023-11-01
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of October 30, 2023 was 74,382,141.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2023

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
BTFP	Bank Term Funding Program
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FCA	The Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
ii

NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
RPA	Risk Participation Agreement
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks:
Non-interest bearing	$12,391	$16,068
Interest bearing	379,494	556,579
Cash and cash equivalents	391,885	572,647
Investment securities (including securities reported at fair value of $8,876,484 and $9,745,327)	8,886,484	9,755,327
Non-marketable equity securities	312,159	294,172
Loans	24,356,276	24,885,988
Allowance for credit losses	(196,063)	(147,946)
Loans, net	24,160,213	24,738,042
Bank owned life insurance	319,808	308,212
Operating lease equipment, net	460,146	539,799
Goodwill	77,637	77,637
Other assets	781,332	740,876
Total assets	$35,389,664	$37,026,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,356,523	$8,037,848
Interest bearing	3,290,391	2,142,067
Savings and money market	10,276,071	13,061,341
Time	5,189,681	4,268,078
Total deposits	26,112,666	27,509,334
Federal funds purchased	—	190,000
FHLB advances	5,165,000	5,420,000
Notes and other borrowings	715,197	720,923
Other liabilities	872,731	750,474
Total liabilities	32,865,594	34,590,731

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,413,059 and 75,674,587 shares issued and outstanding	744	757
Paid-in capital	279,672	321,729
Retained earnings	2,650,850	2,551,400
Accumulated other comprehensive loss	(407,196)	(437,905)
Total stockholders' equity	2,524,070	2,435,981
Total liabilities and stockholders' equity	$35,389,664	$37,026,712

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans	$337,014	$244,884	$971,962	$645,669
Investment securities	122,857	77,109	362,219	174,928
Other	10,668	4,031	40,195	8,364
Total interest income	470,539	326,024	1,374,376	828,961
Interest expense:
Deposits	176,974	53,206	467,472	85,569
Borrowings	78,723	36,982	250,310	73,498
Total interest expense	255,697	90,188	717,782	159,067
Net interest income before provision for credit losses	214,842	235,836	656,594	669,894
Provision for credit losses	33,049	3,720	68,354	35,546
Net interest income after provision for credit losses	181,793	232,116	588,240	634,348
Non-interest income:
Deposit service charges and fees	5,402	6,064	16,296	17,920
Gain (loss) on investment securities, net	887	135	(10,669)	(16,125)
Lease financing	16,531	13,180	42,159	39,958
Other non-interest income	4,904	3,693	21,960	9,070
Total non-interest income	27,724	23,072	69,746	50,823
Non-interest expense:
Employee compensation and benefits	68,825	66,097	207,290	195,646
Occupancy and equipment	10,890	11,719	32,735	34,630
Deposit insurance expense	7,790	4,398	23,294	11,794
Professional fees	2,696	3,184	9,132	8,702
Technology	19,193	19,813	61,356	54,715
Depreciation of operating lease equipment	11,217	12,646	33,970	37,841
Other non-interest expense	26,479	20,248	77,311	48,503
Total non-interest expense	147,090	138,105	445,088	391,831
Income before income taxes	62,427	117,083	212,898	293,340
Provision for income taxes	15,446	29,233	55,039	72,576
Net income	$46,981	$87,850	$157,859	$220,764
Earnings per common share, basic	$0.63	$1.13	$2.12	$2.73
Earnings per common share, diluted	$0.63	$1.12	$2.11	$2.71

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$46,981	$87,850	$157,859	$220,764
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(32,854)	(117,300)	23,717	(470,249)
Reclassification adjustment for net securities gains realized in income	(159)	(258)	(1,342)	(2,906)
Net change in unrealized gains (losses) on securities available for sale	(33,013)	(117,558)	22,375	(473,155)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	12,410	30,495	42,598	74,540
Reclassification adjustment for net (gains) losses realized in income	(14,031)	(283)	(34,264)	6,814
Net change in unrealized gains (losses) on derivative instruments	(1,621)	30,212	8,334	81,354
Other comprehensive income (loss)	(34,634)	(87,346)	30,709	(391,801)
Comprehensive income (loss)	$12,347	$504	$188,568	$(171,037)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$157,859	$220,764
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(8,002)	(5,444)
Provision for credit losses	68,354	35,546
Loss on investment securities, net	10,669	16,125
Equity based compensation	15,647	13,378
Depreciation and amortization	57,040	57,737
Deferred income taxes	(18,098)	13,647
Proceeds from sale of loans held for sale, net	254,642	589,681
Other:
(Increase) decrease in other assets	(17,351)	259,044
Increase in other liabilities	72,956	116,663
Net cash provided by operating activities	593,716	1,317,141

Cash flows from investing activities:
Purchases of investment securities	(247,620)	(2,713,761)
Proceeds from repayments and calls of investment securities	790,032	1,514,500
Proceeds from sale of investment securities	341,990	798,205
Purchases of non-marketable equity securities	(400,900)	(336,375)
Proceeds from redemption of non-marketable equity securities	382,913	210,450
Purchases of loans	(418,244)	(2,000,568)
Loan originations and repayments, net	635,953	872,339
Proceeds from sale of loans, net	38,765	21,327
Proceeds from sale of operating lease equipment	49,837	23,256
Other investing activities	(23,539)	(34,639)
Net cash provided by (used in) investing activities	1,149,187	(1,645,266)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Net decrease in deposits	(1,396,668)	(2,089,027)
Net decrease in federal funds purchased	(190,000)	(199,000)
Additions to FHLB borrowings	2,380,000	4,075,000
Repayments of FHLB borrowings	(2,635,000)	(685,000)
Dividends paid	(59,034)	(60,082)
Repurchase of common stock	(55,154)	(336,533)
Other financing activities	32,191	34,048
Net cash provided by (used in) financing activities	(1,923,665)	739,406
Net increase (decrease) in cash and cash equivalents	(180,762)	411,281
Cash and cash equivalents, beginning of period	572,647	314,857
Cash and cash equivalents, end of period	$391,885	$726,138

Supplemental disclosure of cash flow information:
Interest paid	$676,388	$138,143
Income taxes paid (refunded), net	$22,127	$(117,145)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$308,854	$613,243
Dividends declared, not paid	$20,057	$19,361
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$65,000

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2023	74,429,948	$744	$274,202	$2,623,926	$(372,562)	$2,526,310
Comprehensive income	—	—	—	46,981	(34,634)	12,347
Dividends ($0.27 per common share)	—	—	—	(20,057)	—	(20,057)
Equity based compensation, net of shares forfeited and surrendered	(16,889)	—	5,470	—	—	5,470
Balance at September 30, 2023	74,413,059	$744	$279,672	$2,650,850	$(407,196)	$2,524,070

Balance at June 30, 2022	77,944,216	$779	$387,583	$2,438,050	$(320,395)	$2,506,017
Comprehensive income	—	—	—	87,850	(87,346)	504
Dividends ($0.25 per common share)	—	—	—	(19,361)	—	(19,361)
Equity based compensation, net of shares forfeited and surrendered	(30,699)	—	4,617	—	—	4,617
Repurchase of common stock	(314,109)	(3)	(10,789)	—	—	(10,792)
Balance at September 30, 2022	77,599,408	$776	$381,411	$2,506,539	$(407,741)	$2,480,985

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	157,859	30,709	188,568
Dividends ($0.81 per common share)	—	—	—	(59,745)	—	(59,745)
Equity based compensation, net of shares forfeited and surrendered	372,717	3	13,081	—	—	13,084
Repurchase of common stock	(1,634,245)	(16)	(55,138)	—	—	(55,154)
Balance at September 30, 2023	74,413,059	$744	$279,672	$2,650,850	$(407,196)	$2,524,070

Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761
Comprehensive loss	—	—	—	220,764	(391,801)	(171,037)
Dividends ($0.75 per common share)	—	—	—	(59,567)	—	(59,567)
Equity based compensation, net of shares forfeited and surrendered	297,022	3	10,358	—	—	10,361
Repurchase of common stock	(8,345,600)	(83)	(336,450)	—	—	(336,533)
Balance at September 30, 2022	77,599,408	$776	$381,411	$2,506,539	$(407,741)	$2,480,985

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2023
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
September 30, 2023

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2023	2022	2023	2022
Basic earnings per common share:
Numerator:
Net income	$46,981	$87,850	$157,859	$220,764
Distributed and undistributed earnings allocated to participating securities	(700)	(1,343)	(2,378)	(3,258)
Income allocated to common stockholders for basic earnings per common share	$46,281	$86,507	$155,481	$217,506
Denominator:
Weighted average common shares outstanding	74,416,698	77,912,320	74,530,871	81,039,561
Less average unvested stock awards	(1,165,105)	(1,221,971)	(1,180,570)	(1,230,396)
Weighted average shares for basic earnings per common share	73,251,593	76,690,349	73,350,301	79,809,165
Basic earnings per common share	$0.63	$1.13	$2.12	$2.73
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$46,281	$86,507	$155,481	$217,506
Adjustment for earnings reallocated from participating securities	3	6	8	9
Income used in calculating diluted earnings per common share	$46,284	$86,513	$155,489	$217,515
Denominator:
Weighted average shares for basic earnings per common share	73,251,593	76,690,349	73,350,301	79,809,165
Dilutive effect of certain share-based awards	537,230	433,472	388,372	308,608
Weighted average shares for diluted earnings per common share	73,788,823	77,123,821	73,738,673	80,117,773
Diluted earnings per common share	$0.63	$1.12	$2.11	$2.71
Potentially dilutive unvested shares totaling 1,160,047 and 1,213,029 were outstanding at September 30, 2023 and 2022, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$119,480	$—	$(12,875)	$106,605
U.S. Government agency and sponsored enterprise residential MBS	1,979,751	1,228	(48,521)	1,932,458
U.S. Government agency and sponsored enterprise commercial MBS	572,284	122	(80,566)	491,840
Private label residential MBS and CMOs	2,643,718	3	(353,396)	2,290,325
Private label commercial MBS	2,351,312	767	(95,750)	2,256,329
Single family real estate-backed securities	418,422	—	(24,958)	393,464
Collateralized loan obligations	1,059,953	575	(12,716)	1,047,812
Non-mortgage asset-backed securities	108,360	41	(4,057)	104,344
State and municipal obligations	107,873	—	(10,638)	97,235
SBA securities	113,884	210	(3,439)	110,655
	9,475,037	$2,946	$(646,916)	8,831,067
Investment securities held to maturity	10,000			10,000
	$9,485,037			8,841,067
Marketable equity securities				45,417
				$8,886,484

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

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
Investment securities held to maturity at September 30, 2023 and December 31, 2022 consisted of one State of Israel bond maturing in 2024. Accrued interest receivable on investments totaled $35 million and $34 million at September 30, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At September 30, 2023, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,155,146	$1,095,289
Due after one year through five years	5,306,505	5,095,745
Due after five years through ten years	1,709,432	1,518,508
Due after ten years	1,303,954	1,121,525
	$9,475,037	$8,831,067
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $7.7 billion and $4.1 billion at September 30, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains on investment securities AFS	$242	$352	$1,861	$4,058
Gross realized losses on investment securities AFS	(27)	(3)	(47)	(131)
Net realized gain	215	349	1,814	3,927

Net gains (losses) on marketable equity securities recognized in earnings	672	(214)	(12,483)	(20,052)

Gain (loss) on investment securities, net	$887	$135	$(10,669)	$(16,125)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,847	$(113)	$96,758	$(12,762)	$106,605	$(12,875)
U.S. Government agency and sponsored enterprise residential MBS	85,955	(1,008)	1,707,210	(47,513)	1,793,165	(48,521)
U.S. Government agency and sponsored enterprise commercial MBS	3,089	(254)	475,204	(80,312)	478,293	(80,566)
Private label residential MBS and CMOs	28,407	(440)	2,249,139	(352,956)	2,277,546	(353,396)
Private label commercial MBS	117,009	(1,400)	2,044,864	(94,350)	2,161,873	(95,750)
Single family real estate-backed securities	29,764	(22)	363,700	(24,936)	393,464	(24,958)
Collateralized loan obligations	89,928	(72)	909,457	(12,644)	999,385	(12,716)
Non-mortgage asset-backed securities	—	—	81,373	(4,057)	81,373	(4,057)
State and municipal obligations	68,039	(2,789)	29,196	(7,849)	97,235	(10,638)
SBA securities	8,496	(48)	89,696	(3,391)	98,192	(3,439)
	$440,534	$(6,146)	$8,046,597	$(640,770)	$8,487,131	$(646,916)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and nine months ended September 30, 2023 and 2022. At September 30, 2023, the Company did not have an intent to sell securities that were in unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. While recent events impacting the banking sector have impacted the liquidity profile of many banks, including BankUnited, the substantial majority of our investment securities are pledgeable at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At September 30, 2023, 587 securities available for sale were in unrealized loss positions. The amount of impairment related to 105 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.0 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at September 30, 2023, is further discussed below.
Unrealized losses were generally attributable to rising interest rates and widening spreads related to the Federal Reserve's quantitative tightening and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy has also led to market uncertainty, producing some yield curve dislocations. The investment securities AFS portfolio was in a net unrealized loss position of $644.0 million at September 30, 2023, compared to $674.2 million at December 31, 2022, improving by $30 million during the nine months ended September 30, 2023.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At September 30, 2023, six U.S. treasury, 156 U.S. Government agency and sponsored enterprise residential MBS, 27 U.S. Government agency and sponsored enterprise commercial MBS, and 18 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2023. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at September 30, 2023, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At September 30, 2023, 116 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our September 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 18%. As of September 30, 2023, 94% of impaired securities in this category, based on carrying value, were externally rated AAA, 4% were rated AA and 2% were rated A.
Private label commercial MBS
At September 30, 2023, 100 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. Our September 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 6% compared to weighted average credit support of 43%. As of September 30, 2023, 85% of impaired securities in this category, based on carrying value, were externally rated AAA, 10% were rated AA and 5% were rated A.
Single family real estate-backed securities
At September 30, 2023, 13 single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. Our September 30, 2023 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 53%. As of September 30, 2023, 58% of impaired securities in this category, based on carrying value, were externally rated AAA, 16% were rated AA and one security was not externally rated.
Collateralized loan obligations
At September 30, 2023, 26 collateralized loan obligations were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our September 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 11% compared to weighted average credit support of 45%. As of September 30, 2023, 81% of the impaired securities in this category, based on carrying value, were externally rated AAA, 15% were rated AA and 4% were rated A.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

Non-mortgage asset-backed securities
At September 30, 2023, six non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our September 30, 2023 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 24%. As of September 30, 2023, 39% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 61% were rated AA.
State and Municipal Obligations
At September 30, 2023, 14 state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of September 30, 2023, 54% of the impaired securities in this category, based on carrying value, were externally rated AAA, 10% were rated AA, and 36% were rated A.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
Residential:
1-4 single family residential	$6,982,832	28.7%	$7,128,834	28.6%
Government insured residential	1,397,736	5.7%	1,771,880	7.1%
	8,380,568	34.4%	8,900,714	35.7%
Commercial:
Non-owner occupied commercial real estate	5,296,784	21.7%	5,405,597	21.7%
Construction and land	445,273	1.8%	294,360	1.2%
Owner occupied commercial real estate	1,851,246	7.6%	1,890,813	7.6%
Commercial and industrial	6,658,010	27.4%	6,417,721	25.9%
Pinnacle - municipal finance	900,199	3.7%	912,122	3.7%
Franchise finance	196,745	0.8%	253,774	1.0%
Equipment finance	219,874	0.9%	286,147	1.1%
Mortgage warehouse lending	407,577	1.7%	524,740	2.1%
	15,975,708	65.6%	15,985,274	64.3%
Total loans	24,356,276	100.0%	24,885,988	100.0%
Allowance for credit losses	(196,063)		(147,946)
Loans, net	$24,160,213		$24,738,042
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $50 million and $61 million at September 30, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
UPB	$84,904	$96,437
Non-credit discount	(37,799)	(44,354)
Total amortized cost of PCD loans	47,105	52,083
ACL related to PCD loans	(169)	(409)
PCD loans, net	$46,936	$51,674
Included in loans, net are direct or sales type finance leases totaling $627 million and $634 million at September 30, 2023 and December 31, 2022, respectively. The amount of income recognized from direct or sales type finance leases for the three and nine months ended September 30, 2023 and 2022 totaled $4.3 million, $13.0 million, $4.6 million and $13.6 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and nine months ended September 30, 2023 and 2022, the Company purchased residential loans totaling $78 million, $418 million, $425 million and $2.0 billion, respectively.
At September 30, 2023 and December 31, 2022, the Company had pledged loans with a carrying value of approximately $17.3 billion and $12.4 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
At September 30, 2023 and December 31, 2022, accrued interest receivable on loans totaled $134 million and $129 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and nine months ended September 30, 2023 and 2022.
Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023			2022
	Residential	Commercial	Total	Residential	Commercial	Total
Beginning balance	$8,887	$157,946	$166,833	$9,010	$121,229	$130,239
Provision (recovery)	(860)	31,737	30,877	2,384	369	2,753
Charge-offs	—	(5,155)	(5,155)	—	(4,280)	(4,280)
Recoveries	4	3,504	3,508	1	1,958	1,959
Ending balance	$8,031	$188,032	$196,063	$11,395	$119,276	$130,671

	Nine Months Ended September 30,
	2023			2022
	Residential	Commercial	Total	Residential	Commercial	Total
Beginning balance	$11,741	$136,205	$147,946	$9,187	$117,270	$126,457
Impact of adoption of ASU 2022-02	(117)	(1,677)	(1,794)	N/A	N/A	N/A
Balance after adoption of ASU 2022-02	11,624	134,528	146,152	9,187	117,270	126,457
Provision (recovery)	(3,602)	66,269	62,667	2,576	30,830	33,406
Charge-offs	—	(22,190)	(22,190)	(412)	(35,518)	(35,930)
Recoveries	9	9,425	9,434	44	6,694	6,738
Ending balance	$8,031	$188,032	$196,063	$11,395	$119,276	$130,671

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using three weighted third-party provided economic scenarios.
The ACL increased by $48.1 million, from 0.59% to 0.80% of total loans, at September 30, 2023 compared to December 31, 2022. The more significant factors impacting the provision for credit losses for the nine months ended September 30, 2023 included a deteriorating economic forecast and an increase in certain specific reserves.
The following table presents gross charge-offs during the nine months ended September 30, 2023, by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$972	$—	$972
C&I	743	3,338	43	105	7,239	1,854	649	13,971
Franchise finance	—	—	—	1,013	2,409	3,825	—	7,247
	$743	$3,338	$43	$1,118	$9,648	$6,651	$649	$22,190
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amount related to funded portion of loans	$30,877	$2,753	$62,667	$33,406
Amount related to off-balance sheet credit exposures	2,172	967	5,687	2,267
Other	—	—	—	(127)
Total provision for credit losses	$33,049	$3,720	$68,354	$35,546
Credit quality information
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the third quarter of 2023. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	September 30, 2023
	Amortized Cost By Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current	$308,113	$1,136,640	$3,003,418	$870,174	$302,053	$1,318,308	$6,938,706
30 - 59 Days Past Due	107	4,193	11,097	1,456	—	10,195	27,048
60 - 89 Days Past Due	—	1,681	219	—	—	739	2,639
90 Days or More Past Due	—	6,127	128	2,050	1,563	4,571	14,439
	$308,220	$1,148,641	$3,014,862	$873,680	$303,616	$1,333,813	$6,982,832

	December 31, 2022
	Amortized Cost By Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current	$1,185,611	$3,149,299	$916,923	$316,023	$177,891	$1,321,011	$7,066,758
30 - 59 Days Past Due	12,752	16,432	3,266	2,953	1,854	5,759	43,016
60 - 89 Days Past Due	252	1,196	229	1,347	—	1,052	4,076
90 Days or More Past Due	2,589	2,158	2,173	360	3,069	4,635	14,984
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	September 30, 2023
	Amortized Cost By Origination Year
LTV	2023	2022	2021	2020	2019	Prior	Total
Less than 61%	$50,658	$265,342	$1,228,237	$331,864	$72,956	$452,361	$2,401,418
61% - 70%	53,499	285,656	822,152	223,781	73,589	308,859	1,767,536
71% - 80%	204,063	595,548	929,735	317,963	151,667	534,823	2,733,799
More than 80%	—	2,095	34,738	72	5,404	37,770	80,079
	$308,220	$1,148,641	$3,014,862	$873,680	$303,616	$1,333,813	$6,982,832

	December 31, 2022
	Amortized Cost By Origination Year
LTV	2022	2021	2020	2019	2018	Prior	Total
Less than 61%	$282,940	$1,301,279	$354,720	$76,404	$42,864	$472,090	$2,530,297
61% - 70%	295,206	857,008	231,732	80,383	49,047	310,649	1,824,025
71% - 80%	620,049	975,542	336,066	158,406	86,463	510,633	2,687,159
More than 80%	3,009	35,256	73	5,490	4,440	39,085	87,353
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	September 30, 2023
	Amortized Cost By Origination Year
FICO	2023	2022	2021	2020	2019	Prior	Total
760 or greater	$211,896	$826,990	$2,412,587	$707,589	$207,477	$925,812	$5,292,351
720 - 759	67,543	195,347	396,763	101,249	52,928	216,033	1,029,863
719 or less	28,781	126,304	205,512	64,842	43,211	191,968	660,618
	$308,220	$1,148,641	$3,014,862	$873,680	$303,616	$1,333,813	$6,982,832

	December 31, 2022
	Amortized Cost By Origination Year
FICO	2022	2021	2020	2019	2018	Prior	Total
760 or greater	$805,125	$2,513,045	$721,982	$212,574	$97,076	$944,783	$5,294,585
720 - 759	285,507	485,528	132,928	62,301	45,857	216,047	1,228,168
719 or less	110,572	170,512	67,681	45,808	39,881	171,627	606,081
	$1,201,204	$3,169,085	$922,591	$320,683	$182,814	$1,332,457	$7,128,834

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

Commercial credit exposure based on internal risk rating (in thousands):

	September 30, 2023
	Amortized Cost By Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
CRE
Pass	$434,477	$1,246,679	$687,012	$538,336	$1,039,284	$1,198,408	$233,648	$5,377,844
Special mention	—	54,913	2,119	—	17,733	184	—	74,949
Substandard	—	—	—	19,007	109,880	160,377	—	289,264
Total CRE	$434,477	$1,301,592	$689,131	$557,343	$1,166,897	$1,358,969	$233,648	$5,742,057
C&I
Pass	$1,031,714	$1,512,244	$678,519	$350,864	$488,934	$1,093,761	$2,801,246	$7,957,282
Special mention	9	64,338	81,766	15,199	50,348	20,157	32,882	264,699
Substandard	4,687	83,780	4,832	17,779	18,228	98,863	45,000	273,169
Doubtful	—	—	—	—	—	14,106	—	14,106
Total C&I	$1,036,410	$1,660,362	$765,117	$383,842	$557,510	$1,226,887	$2,879,128	$8,509,256
Pinnacle - municipal finance
Pass	$158,220	$140,362	$78,322	$34,597	$56,848	$431,850	$—	$900,199
Total Pinnacle - municipal finance	$158,220	$140,362	$78,322	$34,597	$56,848	$431,850	$—	$900,199
Franchise finance
Pass	$5,381	$26,660	$37,233	$31,551	$23,706	$26,612	$334	$151,477
Special mention	—	—	—	2,351	—	—	—	2,351
Substandard	—	221	1,193	893	22,538	12,834	—	37,679
Doubtful	—	—	—	—	—	5,238	—	5,238
Total Franchise finance	$5,381	$26,881	$38,426	$34,795	$46,244	$44,684	$334	$196,745
Equipment Finance
Pass	$1,132	$9,147	$43,364	$14,878	$58,346	$62,535	$—	$189,402
Substandard	—	15,066	2,151	—	6,126	7,129	—	30,472
Total Equipment finance	$1,132	$24,213	$45,515	$14,878	$64,472	$69,664	$—	$219,874
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$407,577	$407,577
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$407,577	$407,577

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

	December 31, 2022
	Amortized Cost By Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
CRE
Pass	$1,256,300	$758,025	$550,133	$1,138,113	$512,125	$932,030	$196,963	$5,343,689
Special mention	—	—	—	18,006	—	709	—	18,715
Substandard	12,332	1,355	20,103	98,438	56,974	148,351	—	337,553
Total CRE	$1,268,632	$759,380	$570,236	$1,254,557	$569,099	$1,081,090	$196,963	$5,699,957
C&I
Pass	$1,880,853	$825,410	$445,988	$689,003	$416,287	$832,952	$2,900,336	$7,990,829
Special mention	63	—	208	3,880	—	20,657	310	25,118
Substandard	25,898	13,916	3,319	103,625	19,715	104,190	21,277	291,940
Doubtful	—	—	—	—	647	—	—	647
Total C&I	$1,906,814	$839,326	$449,515	$796,508	$436,649	$957,799	$2,921,923	$8,308,534
Pinnacle - municipal finance
Pass	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Total Pinnacle - municipal finance	$179,223	$110,510	$66,592	$66,514	$29,783	$459,500	$—	$912,122
Franchise finance
Pass	$81,146	$19,251	$38,293	$34,483	$8,617	$6,799	$—	$188,589
Special mention	—	—	—	5,432	2,168	—	—	7,600
Substandard	—	1,617	1,295	22,058	17,148	8,124	—	50,242
Doubtful	—	—	1,013	2,447	3,883	—	—	7,343
Total franchise finance	$81,146	$20,868	$40,601	$64,420	$31,816	$14,923	$—	$253,774
Equipment finance
Pass	$27,386	$55,015	$16,488	$90,286	$33,264	$62,353	$—	$284,792
Substandard	—	—	—	1,355	—	—	—	1,355
Equipment finance	$27,386	$55,015	$16,488	$91,641	$33,264	$62,353	$—	$286,147
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$524,740	$524,740
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$524,740	$524,740

At September 30, 2023 and December 31, 2022, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans, in aggregate by risk rating category, at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Special mention	$341,999	$51,433
Substandard - accruing	534,336	605,965
Substandard - non-accruing	96,248	75,125
Doubtful	19,344	7,990
Total	$991,927	$740,513

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	September 30, 2023					December 31, 2022
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$6,938,706	$27,048	$2,639	$14,439	$6,982,832	$7,066,758	$43,016	$4,076	$14,984	$7,128,834
Government insured residential	872,098	141,190	70,721	313,727	1,397,736	1,025,523	159,461	94,294	492,602	1,771,880
CRE	5,726,861	—	2,004	13,192	5,742,057	5,680,829	4,328	4,773	10,027	5,699,957
C&I	8,475,471	131	6,276	27,378	8,509,256	8,280,321	2,508	1,028	24,677	8,308,534
Pinnacle - municipal finance	900,199	—	—	—	900,199	912,122	—	—	—	912,122
Franchise finance	196,745	—	—	—	196,745	243,574	1,321	—	8,879	253,774
Equipment finance	219,874	—	—	—	219,874	286,147	—	—	—	286,147
Mortgage warehouse lending	407,577	—	—	—	407,577	524,740	—	—	—	524,740
	$23,737,531	$168,369	$81,640	$368,736	$24,356,276	$24,020,014	$210,634	$104,171	$551,169	$24,885,988

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $34.2 million and $30.8 million at September 30, 2023 and December 31, 2022, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $315 million and $494 million at September 30, 2023 and December 31, 2022, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
1-4 single family residential	$20,707	$—	$21,311	$—
CRE	16,987	2,004	22,352	6,911
C&I	80,712	42,035	47,473	15,642
Franchise finance	17,893	10,314	13,290	1,668
	$136,299	$54,353	$104,426	$24,221
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $37.8 million and $40.3 million at September 30, 2023 and December 31, 2022, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and nine months ended September 30, 2023 and 2022. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.2 million and $5.6 million for the three and nine months ended September 30, 2023, respectively, and $2.1 million and $5.2 million for three and nine months ended September 30, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
1-4 single family residential	$—	$—	$730	$730
Commercial:
CRE	14,662	14,662	19,486	18,353
C&I	49,542	40,001	26,404	25,344
Franchise finance	17,673	11,395	11,445	3,729
Total commercial	81,877	66,058	57,335	47,426
	$81,877	$66,058	$58,065	$48,156
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the nine months ended September 30, 2023.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $305 million, of which $294 million was government insured, at September 30, 2023 and $413 million, of which $400 million was government insured, at December 31, 2022. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at September 30, 2023 and December 31, 2022.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
Government insured residential	$—	—%	$27,710	2%	$687	—%	$28,397
C&I	—	—%	1,475	—%	—	—%	1,475
Franchise finance	—	—%	11,085	6%	—	—%	11,085
	$—		$40,270		$687		$40,957

	Nine Months Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
1-4 single family residential	$759	—%	$—	—%	$—	—%	$759
Government insured residential	106	—%	64,520	5%	2,549	—%	67,175
C&I	—	—%	5,786	—%	—	—%	5,786
Franchise finance	—	—%	14,470	7%	—	—%	14,470
	$865		$84,776		$2,549		$88,190

(1)Represents percentage of loans receivable in each category.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended September 30, 2023
Financial Effect
Term Extension:
Government insured residential	Added a weighted average 9.2 years to the term of the modified loans.
C&I	Added a weighted average 0.5 years to the term of the modified loans.
Franchise finance	Added a weighted average 2.1 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 5.5% to 4.2% and added a weighted average 12.0 years to the term of the modified loans.

Nine Months Ended September 30, 2023
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 3.8% to 3.1%.
Government insured residential	Reduced weighted average contractual interest rate from 4.8% to 3.8%.
Term Extension:
Government insured residential	Added a weighted average 8.4 years to the term of the modified loans.
C&I	Added a weighted average 0.6 years to the term of the modified loans.
Franchise finance	Added a weighted average 1.8 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 5.7% to 4.7% and added a weighted average 7.8 years to the term of the modified loans.
The following table presents the aging at September 30, 2023, of loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$—	$759	$—	$—	$759
Government insured residential	29,177	13,286	8,465	16,247	67,175
C&I	5,786	—	—	—	5,786
Franchise finance	14,470	—	—	—	14,470
	$49,433	$14,045	$8,465	$16,247	$88,190

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

The following tables summarizes loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02, and subsequently defaulted, during the periods indicated (in thousands):

	Three Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$—	$14,699	$548	$15,247

	Nine Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$106	$28,432	$860	$29,398

Disclosures Prescribed by Legacy GAAP (Before Adoption of ASU 2022-02) for Prior Periods
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2022 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$96	—	$—	10	$5,385	—	$—
Government insured residential	559	85,200	730	113,330	2,094	327,635	825	128,169
C&I	4	7,611	1	1,199	18	41,639	1	1,199
Bridge - franchise finance	4	6,615	4	6,615	4	6,615	4	6,615
	568	$99,522	735	$121,144	2,126	$381,274	830	$135,983
TDRs during the three and nine months ended September 30, 2022 generally included interest rate reductions and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
Note 5    Income Taxes
The Company’s effective income tax rate was 24.7% and 25.9% for the three and nine months ended September 30, 2023, respectively, and 25.0% and 24.7% for the three and nine months ended September 30, 2022, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2023 and 2022 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
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
September 30, 2023

benchmark interest rate. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	September 30, 2023			December 31, 2022
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,715,000	$—	$(4,899)	$1,970,000	$941	$(1,514)
Interest rate caps purchased	200,000	13,910	—	200,000	15,673	—
Interest rate collar(2)	125,000	—	(595)	125,000	—	(203)
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	100,000	—	—	100,000	—	—
	$3,140,000	$13,910	$(5,494)	$2,395,000	$16,614	$(1,717)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Location of gain (loss) reclassified from AOCI into income:
Interest expense on borrowings	$13,442	$(590)	$30,935	$(9,003)
Interest expense on deposits	6,300	972	17,162	(205)
Interest income on loans	(781)	—	(1,795)	—
	$18,961	$382	$46,302	$(9,208)
During the three and nine months ended September 30, 2023 and 2022, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2023, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $52.7 million. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
Derivatives designated as fair value hedges
The amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings was insignificant for the three and nine months ended September 30, 2023 and 2022. The following table provides information about the hedged items related to derivatives designated as fair value hedges at the date indicated (in thousands):

	September 30, 2023	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	Loans
Cumulative fair value hedging adjustments	$(2,701)	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. At September 30, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $1.0 billion.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and nine months ended September 30, 2023 and 2022, the impact on earnings related to changes in fair value of these derivatives was not material.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	September 30, 2023			December 31, 2022
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives not designated as hedges:
Pay-fixed interest rate swaps	$2,040,182	$127,488	$(285)	$1,916,719	$67,942	$(2,195)
Pay-variable interest rate swaps	2,040,182	284	(128,764)	1,916,719	2,195	(120,320)
Interest rate caps purchased	65,610	2,832	—	42,920	1,988	—
Interest rate caps sold	65,610	—	(2,832)	42,920	—	(1,988)
	$4,211,584	$130,604	$(131,881)	$3,919,278	$72,125	$(124,503)

(1) Fair values of these derivatives are included in other assets and other liabilities in the consolidated balance sheets.
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
Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2023
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$144,230	$—	$144,230	$(5,779)	$(138,264)	$187
Derivative liabilities	(5,779)	—	(5,779)	5,779	—	—
	$138,451	$—	$138,451	$—	$(138,264)	$187

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

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
Risk Participation Agreements
The Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. At September 30, 2023 and December 31, 2022, the notional amount of the RPAs was $354 million and $202 million, respectively. The fair value of these derivatives was not material at September 30, 2023 and December 31, 2022.
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding losses arising during the period	$(44,397)	$11,543	$(32,854)	$(158,514)	$41,214	$(117,300)
Amounts reclassified to gain on investment securities available for sale, net	(215)	56	(159)	(349)	91	(258)
Net change in unrealized gains (losses) on investment securities available for sale	(44,612)	11,599	(33,013)	(158,863)	41,305	(117,558)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	16,771	(4,361)	12,410	41,209	(10,714)	30,495
Amounts reclassified to interest expense on deposits	(6,300)	1,638	(4,662)	(972)	253	(719)
Amounts reclassified to interest expense on borrowings	(13,442)	3,495	(9,947)	590	(154)	436
Amounts reclassified to interest income on loans	781	(203)	578	—	—	—
Net change in unrealized gains (losses) on derivative instruments	(2,190)	569	(1,621)	40,827	(10,615)	30,212
Other comprehensive loss	$(46,802)	$12,168	$(34,634)	$(118,036)	$30,690	$(87,346)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

	Nine Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$32,050	$(8,333)	$23,717	$(635,446)	$165,197	$(470,249)
Amounts reclassified to gain on investment securities available for sale, net	(1,814)	472	(1,342)	(3,927)	1,021	(2,906)
Net change in unrealized gains (losses) on investment securities available for sale	30,236	(7,861)	22,375	(639,373)	166,218	(473,155)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	57,565	(14,967)	42,598	100,559	(26,019)	74,540
Amounts reclassified to interest expense on deposits	(17,162)	4,462	(12,700)	205	(53)	152
Amounts reclassified to interest expense on borrowings	(30,935)	8,043	(22,892)	9,003	(2,341)	6,662
Amounts reclassified to interest income on loans	1,795	(467)	1,328	—	—	—
Net change in unrealized gains (losses) on derivative instruments	11,263	(2,929)	8,334	109,767	(28,413)	81,354
Other comprehensive income (loss)	$41,499	$(10,790)	$30,709	$(529,606)	$137,805	$(391,801)

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended September 30,
	Unrealized Loss on Investment Securities Available for Sale	Unrealized Gain on Derivative Instruments	Total
Balance at June 30, 2023	$(443,523)	$70,961	$(372,562)
Other comprehensive loss	(33,013)	(1,621)	(34,634)
Balance at September 30, 2023	$(476,536)	$69,340	$(407,196)

Balance at June 30, 2022	$(352,738)	$32,343	$(320,395)
Other comprehensive income (loss)	(117,558)	30,212	(87,346)
Balance at September 30, 2022	$(470,296)	$62,555	$(407,741)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Other comprehensive income	22,375	8,334	30,709
Balance at September 30, 2023	$(476,536)	$69,340	$(407,196)

Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Other comprehensive income (loss)	(473,155)	81,354	(391,801)
Balance at September 30, 2022	$(470,296)	$62,555	$(407,741)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2023
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$106,605	$—	$106,605
U.S. Government agency and sponsored enterprise residential MBS	—	1,932,458	1,932,458
U.S. Government agency and sponsored enterprise commercial MBS	—	491,840	491,840
Private label residential MBS and CMOs	—	2,290,325	2,290,325
Private label commercial MBS	—	2,256,329	2,256,329
Single family real estate-backed securities	—	393,464	393,464
Collateralized loan obligations	—	1,047,812	1,047,812
Non-mortgage asset-backed securities	—	104,344	104,344
State and municipal obligations	—	97,235	97,235
SBA securities	—	110,655	110,655
Marketable equity securities	45,417	—	45,417
Derivative assets	—	144,514	144,514
Total assets at fair value	$152,022	$8,868,976	$9,020,998
Derivative liabilities	$—	$(137,375)	$(137,375)
Total liabilities at fair value	$—	$(137,375)	$(137,375)

	December 31, 2022
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$135,841	$—	$135,841
U.S. Government agency and sponsored enterprise residential MBS	—	1,983,168	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	—	525,094	525,094
Private label residential MBS and CMOs	—	2,530,663	2,530,663
Private label commercial MBS	—	2,524,354	2,524,354
Single family real estate-backed securities	—	470,441	470,441
Collateralized loan obligations	—	1,136,463	1,136,463
Non-mortgage asset-backed securities	—	95,976	95,976
State and municipal obligations	—	116,661	116,661
SBA securities	—	135,782	135,782
Marketable equity securities	90,884	—	90,884
Derivative assets	—	88,739	88,739
Total assets at fair value	$226,725	$9,607,341	$9,834,066
Derivative liabilities	$—	$(126,220)	$(126,220)
Total liabilities at fair value	$—	$(126,220)	$(126,220)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	September 30, 2023	December 31, 2022
Collateral dependent loans	$59,576	$31,789
OREO	29	693
	$59,605	$32,482
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$391,885	$391,885	$572,647	$572,647
Investment securities	1/2	$8,886,484	$8,886,350	$9,755,327	$9,755,190
Non-marketable equity securities	2	$312,159	$312,159	$294,172	$294,172
Loans, net	3	$24,160,213	$22,606,322	$24,738,042	$23,342,950
Derivative assets	2	$144,514	$144,514	$88,739	$88,739
Liabilities:
Demand, savings and money market deposits	2	$20,922,985	$20,922,985	$23,241,256	$23,241,256
Time deposits	2	$5,189,681	$5,132,900	$4,268,078	$4,231,167
Federal funds purchased	2	$—	$—	$190,000	$190,000
FHLB advances	2	$5,165,000	$5,164,688	$5,420,000	$5,419,588
Notes and other borrowings	2	$715,197	$642,941	$720,923	$698,359
Derivative liabilities	2	$137,375	$137,375	$126,220	$126,220
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
September 30, 2023

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
Total lending related commitments outstanding at September 30, 2023 were as follows (in thousands):

Commitments to fund loans	$324,957
Unfunded commitments under lines of credit	4,996,007
Commercial and standby letters of credit	148,310
$5,469,274
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$6,937,537	—%	$8,749,794	—%	$7,152,362	—%	$9,071,135	—%
Interest bearing	3,038,870	3.33%	2,306,906	0.71%	2,728,287	2.68%	2,658,558	0.36%
Savings and money market	10,205,765	3.81%	13,001,566	1.22%	10,844,838	3.43%	13,150,357	0.64%
Time	5,420,522	3.92%	3,255,869	1.13%	5,150,486	3.49%	3,129,247	0.67%
	$25,602,694	2.74%	$27,314,135	0.78%	$25,875,973	2.41%	$28,009,297	0.41%

(1)Annualized.
Time deposit accounts with balances greater than $250,000 totaled $893 million and $730 million at September 30, 2023 and December 31, 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2023

The following table presents maturities of time deposits as of September 30, 2023 (in thousands):

Maturing in:
2023	$1,827,279
2024	2,890,024
2025	148,612
2026	323,052
2027	547
Thereafter	167
$5,189,681
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest bearing demand	$25,491	$4,104	$54,781	$7,215
Savings and money market	97,956	39,838	278,243	62,704
Time	53,527	9,264	134,448	15,650
	$176,974	$53,206	$467,472	$85,569
During the three and nine months ended September 30, 2023 and 2022, costs related to certain customer rebate and commission programs totaled $11.1 million, $29.0 million, $4.3 million and $8.1 million, respectively. These costs are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2023 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
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
Overview
Overview and Quarterly Highlights
Macro-Environmental Factors of Note:
During March and April of 2023, three highly publicized regional bank closures led to industry-wide concerns and volatility related to bank valuations, liquidity, deposit flows, and confidence in the banking system. Deposit flows, liquidity and market perceptions have stabilized considerably since those events, however, pressure on bank margins and valuations, in part influenced by those events, remains, as does a level of market uncertainty. The FRB continues its restrictive monetary policy stance, and there is uncertainty about the trajectory of macro-economic trends. Despite these circumstances, loan and deposit pipelines are healthy, deposit flows are generally stable, our margin expanded during the third quarter and non-performing asset and net charge-off ratios remain at what we consider to be low levels. Our liquidity position is strong and our capital base remains robust.
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
•Net income for the three months ended September 30, 2023 was $47.0 million, or $0.63 per diluted share, compared to $58.0 million or $0.78 per diluted share for the immediately preceding three months ended June 30, 2023 and $87.9 million, or $1.12 per diluted share, for the three months ended September 30, 2022. Earnings for the three months ended September 30, 2023 were impacted by an increase in the provision for credit losses, the most significant driver of which was the impact of a less favorable economic forecast. Net income for the nine months ended September 30, 2023 was $157.9 million, or $2.11 per diluted share, compared to $220.8 million, or $2.71 per diluted share for the nine months ended September 30, 2022.

•We gained momentum executing on near-term strategic priorities this quarter:
◦The net interest margin, calculated on a tax-equivalent basis, expanded to 2.56% for the three months ended September 30, 2023, from 2.47% for the three months ended June 30, 2023. The net interest margin was 2.76% for the three months ended September 30, 2022.
◦Non-brokered deposits grew by $484 million and total deposits grew by $274 million during the three months ended September 30, 2023.
◦Non-interest bearing demand deposits grew by $52 million during the three months ended September 30, 2023, remaining consistent at 28% of total deposits at both September 30, 2023 and June 30, 2023, compared to 29% at December 31, 2022.
◦Residential loans declined by $225 million and securities declined by $257 million during the three months ended September 30, 2023, while our core C&I and commercial real estate portfolios grew by a net $147 million.
◦FHLB advances declined by $810 million during the three months ended September 30, 2023, as consistent with our strategy to re-position the balance sheet, cash flows from the residential and securities portfolios were used to pay down wholesale funding.
◦The loans to deposits ratio declined to 93.3% at September 30, 2023, from 95.3% at June 30, 2023.
◦We have maintained ample liquidity. Total same day available liquidity was $14.4 billion, the available liquidity to uninsured, uncollateralized deposits ratio was 161% and an estimated 66% of our deposits were insured or collateralized at September 30, 2023.
◦Our capital position remains robust. At September 30, 2023, CET1 increased to 11.4% at the holding company and 13.2% at the Bank. Pro-forma CET1 at the holding company and the Bank, including accumulated other comprehensive income, were 9.8% and 11.5%, respectively, at September 30, 2023.
•For the three months ended September 30, 2023, the provision for credit losses was $33.0 million compared to a provision of $15.5 million for the three months ended June 30, 2023. The ratio of the ACL to total loans increased to 0.80% at September 30, 2023, from 0.68% at June 30, 2023. The largest driver of the provision for credit losses and increase in the ACL for the three months ended September 30, 2023 was a less favorable economic forecast.
•The annualized net charge-off ratio for the nine months ended September 30, 2023 was 0.07%. NPAs remained low, totaling $140.5 million at September 30, 2023 compared to $120.8 million at June 30, 2023. Most of the increase was in the franchise finance portfolio. The NPA ratio at September 30, 2023 was 0.40%, including 0.11% related to the guaranteed portion of non-performing SBA loans. At June 30, 2023 the NPA ratio was 0.34%, including 0.10% related to the guaranteed portion of non-performing SBA loans.
•Consistent with industry trends, rising interest rates and restrictive monetary policy contributed to an increase in the average cost of total deposits to 2.74% for the three months ended September 30, 2023 from 2.46% for the immediately preceding three months ended June 30, 2023. This increase of 0.28% was smaller than the 0.41% increase in the cost of deposits for the three months ended June 30, 2023, continuing the trend of a declining rate of increase in deposit costs. The yield on average interest earning assets increased to 5.52% for the three months ended September 30, 2023 from 5.30% for the immediately preceding three months ended June 30, 2023.
•Total loans declined by $274 million during the three months ended September 30, 2023, primarily due to the $225 million decline in the residential segment.
•Commercial real estate exposure is modest. Commercial real estate loans totaled 23.5% of loans at September 30, 2023, representing 168% of the Bank's total risk-based capital. At September 30, 2023, the weighted average LTV of the CRE portfolio was 55.8% and the weighted average DSCR was 1.80. 58% of the portfolio was secured by collateral properties located in Florida and 25% was secured by properties located in the New York tri-state area.
•We remain committed to keeping the duration of our securities portfolio short; the duration of the available for sale securities portfolio was 2.02 at September 30, 2023. Held to maturity securities were not significant.
•Book value and tangible book value per common share were $33.92 and $32.88, respectively, at September 30, 2023, compared to $33.94 and $32.90, respectively, at June 30, 2023.

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
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets, by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets and liquidity considerations. The mix of funding sources is influenced by the Company's liquidity profile, management's assessment of the desire for lower cost funding sources weighed against relationships with customers and growth expectations, our ability to attract and retain core deposit relationships, competition for deposits in the Company's markets and the availability and pricing of other sources of funds. For the three and nine months ended September 30, 2023, the mix of funding sources and net interest margin were negatively impacted by the interest rate environment, the restrictive policy stance of the FRB which has led to increased competition for deposits, increased deposit costs and a decline in deposit levels across the banking industry, and deposit outflows related to events that impacted the banking sector in March 2023. These factors contributed to declines in average non-interest bearing demand deposits and to an increase in higher cost funding sources, including higher cost interest-bearing deposits and wholesale funding such as FHLB advances.

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

	Three Months Ended September 30, 2023			Three Months Ended June 30, 2023			Three Months Ended September 30, 2022
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,417,433	$340,357	5.54%	$24,680,919	$329,494	5.35%	$24,053,742	$248,168	4.11%
Investment securities (3)	9,034,116	123,794	5.48%	9,369,019	121,520	5.19%	9,981,486	77,840	3.12%
Other interest earning assets	785,146	10,668	5.39%	1,323,025	16,664	5.05%	596,879	4,031	2.68%
Total interest earning assets	34,236,695	474,819	5.52%	35,372,963	467,678	5.30%	34,632,107	330,039	3.80%
Allowance for credit losses	(173,407)			(162,463)			(133,828)
Non-interest earning assets	1,747,310			1,744,693			1,703,371
Total assets	$35,810,598			$36,955,193			$36,201,650
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,038,870	25,491	3.33%	$2,772,839	18,417	2.66%	$2,306,906	4,104	0.71%
Savings and money market deposits	10,205,765	97,956	3.81%	10,285,494	88,892	3.47%	13,001,566	39,838	1.22%
Time deposits	5,420,522	53,527	3.92%	5,494,631	49,559	3.62%	3,255,869	9,264	1.13%
Total interest bearing deposits	18,665,157	176,974	3.76%	18,552,964	156,868	3.39%	18,564,341	53,206	1.14%
Federal funds purchased	—	—	—%	—	—	—%	153,905	833	2.12%
FHLB advances	6,040,870	69,525	4.57%	7,288,187	83,429	4.59%	4,739,457	26,890	2.25%
Notes and other borrowings	715,307	9,198	5.14%	719,368	9,246	5.14%	721,164	9,259	5.14%
Total interest bearing liabilities	25,421,334	255,697	3.99%	26,560,519	249,543	3.77%	24,178,867	90,188	1.48%
Non-interest bearing demand deposits	6,937,537			7,067,053			8,749,794
Other non-interest bearing liabilities	868,178			798,279			697,440
Total liabilities	33,227,049			34,425,851			33,626,101
Stockholders' equity	2,583,549			2,529,342			2,575,549
Total liabilities and stockholders' equity	$35,810,598			$36,955,193			$36,201,650
Net interest income		$219,122			$218,135			$239,851
Interest rate spread			1.53%			1.53%			2.32%
Net interest margin			2.56%			2.47%			2.76%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.3 million for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022. The tax-equivalent adjustment for tax-exempt investment securities was $0.9 million for the three months ended September 30, 2023 and June 30, 2023, and $0.7 million for the three months ended September 30, 2022.
(2)Annualized.
(3)At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,606,425	$981,976	5.33%	$23,706,606	$655,114	3.69%
Investment securities (3)	9,356,211	364,980	5.20%	10,180,351	177,047	2.32%
Other interest earning assets	1,048,313	40,195	5.13%	663,189	8,364	1.69%
Total interest earning assets	35,010,949	1,387,151	5.29%	34,550,146	840,525	3.25%
Allowance for credit losses	(162,395)			(130,258)
Non-interest earning assets	1,761,500			1,682,618
Total assets	$36,610,054			$36,102,506
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,728,287	$54,781	2.68%	$2,658,558	$7,215	0.36%
Savings and money market deposits	10,844,838	278,243	3.43%	13,150,357	62,704	0.64%
Time deposits	5,150,486	134,448	3.49%	3,129,247	15,650	0.67%
Total interest bearing deposits	18,723,611	467,472	3.34%	18,938,162	85,569	0.60%
Federal funds purchased	47,334	1,611	4.54%	152,028	1,046	0.92%
FHLB advances	6,596,465	220,993	4.48%	3,796,484	44,680	1.57%
Notes and other borrowings	718,507	27,706	5.14%	721,283	27,772	5.13%
Total interest bearing liabilities	26,085,917	717,782	3.68%	23,607,957	159,067	0.90%
Non-interest bearing demand deposits	7,152,362			9,071,135
Other non-interest bearing liabilities	829,464			650,936
Total liabilities	34,067,743			33,330,028
Stockholders' equity	2,542,311			2,772,478
Total liabilities and stockholders' equity	$36,610,054			$36,102,506
Net interest income		$669,369			$681,458
Interest rate spread			1.61%			2.35%
Net interest margin			2.55%			2.63%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $10.0 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $2.8 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Annualized
(3)At fair value except for securities held to maturity.

Three months ended September 30, 2023 compared to the immediately preceding three months ended June 30, 2023
Net interest income, calculated on a tax-equivalent basis, was $219.1 million for the three months ended September 30, 2023, compared to $218.1 million for the three months ended June 30, 2023, an increase of $1.0 million. The increase in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $7.1 million and $6.1 million, respectively, for the three months ended September 30, 2023, compared to the three months ended June 30, 2023. The net interest margin, calculated on a tax-equivalent basis, was 2.56% for the three months ended September 30, 2023, compared to 2.47% for the three months ended June 30, 2023.
Factors impacting the net interest margin for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 included:
•The tax-equivalent yield on loans increased to 5.54% for the three months ended September 30, 2023, from 5.35% for the three months ended June 30, 2023. The resetting of variable rate loans to higher coupon rates, paydown and maturities of lower rate loans and originations of new loans at higher rates contributed to the increase.
•The tax-equivalent yield on investment securities increased to 5.48% for the three months ended September 30, 2023, from 5.19% for the three months ended June 30, 2023. This increase resulted primarily from the reset of coupon rates on variable rate securities.

•The average rate paid on interest bearing deposits increased to 3.76% for the three months ended September 30, 2023, from 3.39% for the three months ended June 30, 2023, in response to the interest rate environment.
•The average rate paid on FHLB advances decreased to 4.57% for the three months ended September 30, 2023, from 4.59% for the three months ended June 30, 2023, primarily due to repayment of higher rate advances.
•The reduction in the proportion of total funding comprised of more expensive wholesale funding contributed to the increase in the net interest margin. Average non-interest bearing demand deposits also increased slightly as a percentage of total liabilities for the three months ended September 30, 2023 compared to the immediately preceding three months ended June 30, 2023.
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net interest income, calculated on a tax-equivalent basis, was $219.1 million for the three months ended September 30, 2023, compared to $239.9 million for the three months ended September 30, 2022, a decrease of $20.8 million. The decline in net interest income was comprised of increases in tax-equivalent interest income and interest expense of $144.8 million and $165.6 million, respectively.
Net interest income, calculated on a tax-equivalent basis, was $669.4 million for the nine months ended September 30, 2023, compared to $681.5 million for the nine months ended September 30, 2022, a decrease of $12.1 million, comprised of increases in tax-equivalent interest income and interest expense of $546.6 million and $558.7 million, respectively.
Increases in interest income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 reflected (i) increases in both the average balances of and yields on loans; (ii) rising yields on investment securities that more than offset declines in average balances; and (iii) to a lesser extent, higher yields on and average balances of other interest earning assets. Increased yields on average interest earning assets were mainly reflective of the increase in market interest rates, which impacted both coupon rate resets on existing floating rate assets and the rates on new assets added to the balance sheet. Increases in interest expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 reflected primarily (i) an increase in the cost of interest-bearing deposits and (ii) increases in both the cost and average balance of FHLB advances.
The net interest margin, calculated on a tax-equivalent basis, was 2.56% and 2.55% for the three and nine months ended September 30, 2023, respectively, compared to 2.76% and 2.63% for the three and nine months ended September 30, 2022, respectively. Offsetting factors impacting the net interest margin for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 included:
•There was an unfavorable shift in the funding mix for the three and nine month periods ended September 30, 2023 as compared to the three and nine month periods ended September 30, 2022. For both comparative periods, non-interest bearing demand deposits declined as a percentage of total liabilities, while interest-bearing liabilities increased as a percentage of the total. Two significant factors impacting the decline in average non-interest bearing deposits were (i) rising residential mortgage rates and resultant lower levels of activity in the residential real estate sector led to a decline in balances in the title insurance industry vertical and (ii) depositors seeking higher yields in a high rate environment. Additionally, more expensive FHLB advances increased as a percentage of total interest bearing liabilities. In part, the increase in average FHLB advances reflected the impact on deposit flows of the events of March 2023. These trends began to reverse when comparing the quarter ended September 30, 2023 to the immediately preceding quarter, contributing to the quarter-over-quarter margin expansion discussed above.
•The tax-equivalent yield on loans expanded to 5.54% and 5.33% for the three and nine months ended September 30, 2023, respectively, from 4.11% and 3.69% for the three and nine months ended September 30, 2022, respectively. Factors contributing to these increases were the resetting of variable rate loans at higher coupon rates and originations of new loans at higher prevailing rates.
•The tax-equivalent yield on investment securities increased to 5.48% and 5.20% for the three and nine months ended September 30, 2023, respectively, from 3.12% and 2.32% for the three and nine months ended September 30, 2022, respectively. This increase resulted primarily from the reset of coupon rates on variable rate securities, purchases of higher-yielding securities, and paydowns and sales of lower-yielding securities.

•The average rate paid on interest bearing deposits increased to 3.76% and 3.34% for the three and nine months ended September 30, 2023, respectively, from 1.14% and 0.60% for the three and nine months ended September 30, 2022, respectively, primarily in response to the rising interest rate environment, tighter liquidity conditions and resulting competition for deposits.
•The average rate paid on FHLB advances increased to 4.57% and 4.48% for the three and nine months ended September 30, 2023, respectively, from 2.25% and 1.57% for the three and nine months ended September 30, 2022, respectively, primarily due to rising rates.
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
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amount related to funded portion of loans	$30,877	$2,753	$62,667	$33,406
Amount related to off-balance sheet credit exposures	2,172	967	5,687	2,267
Other	—	—	—	(127)
Total provision for credit losses	$33,049	$3,720	$68,354	$35,546
The most significant factor impacting the provision for credit losses for both the three and nine months ended September 30, 2023 was a deteriorating economic forecast. Risk rating migration, including changes in certain specific reserves, also impacted the provision as did, for the nine months ended September 30, 2023, increases in certain qualitative factors.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deposit service charges and fees	$5,402	$6,064	$16,296	$17,920
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	215	349	1,814	3,927
Net gain (loss) on marketable equity securities recognized in earnings	672	(214)	(12,483)	(20,052)
Gain (loss) on investment securities, net	887	135	(10,669)	(16,125)
Lease financing	16,531	13,180	42,159	39,958
Other non-interest income	4,904	3,693	21,960	9,070
	$27,724	$23,072	$69,746	$50,823
The losses on marketable equity securities during the nine months ended September 30, 2023 and 2022 were attributable to losses related to certain preferred equity investments.

The most significant factor leading to the increase in other non-interest income for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was an increase in BOLI income, particularly as related to the BOLI assets supporting our deferred compensation plan.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee compensation and benefits	$68,825	$66,097	$207,290	$195,646
Occupancy and equipment	10,890	11,719	32,735	34,630
Deposit insurance expense	7,790	4,398	23,294	11,794
Professional fees	2,696	3,184	9,132	8,702
Technology	19,193	19,813	61,356	54,715
Depreciation of operating lease equipment	11,217	12,646	33,970	37,841
Other non-interest expense	26,479	20,248	77,311	48,503
Total non-interest expense	$147,090	$138,105	$445,088	$391,831
Year-over-year increases in employee compensation and benefits and technology reflected labor market dynamics and continuing investment in people and technology to support future growth.
Increases in deposit insurance expense were primarily attributable to an increase in the assessment rate. Deposit insurance expense may be elevated in the future as a result of a special assessment that was proposed by the FDIC in May 2023. The proposal would assess a 12.5 basis point annual special assessment on the Bank's uninsured deposits as reported in the Call Report at December 31, 2022, excluding the first $5 billion of uninsured deposits, and would be in place for two years. The Bank reported $18.2 billion of uninsured deposits on its December 31, 2022 Call Report. If the special assessment is levied as proposed, we expect the amount of the assessment to total approximately $33 million; the entire assessment is expected to be reflected in earnings in the period it is finalized and levied.
The most significant factor impacting the increase in other non-interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was costs related to certain depositor rebate and commission programs, some of which are correlated with changes in interest rates. See Note 10 to the consolidated financial statements for more information about these costs.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
At September 30, 2023 compared to June 30, 2023, securities declined by $257 million and total loans declined by $274 million while deposits grew by $274 million. FHLB advances declined by a corresponding $810 million. Within the overall decline in loans, residential declined by $225 million while the core C&I and CRE segments grew by a net combined $147 million. These trends reflected a number of management's near-term strategic priorities including growth in core deposits, improving the asset mix and reducing wholesale funding levels.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, average total deposits declined by $2.1 billion, with non-interest bearing demand deposits declining by $1.9 billion. Average other interest earning assets (primarily cash held at the FRB) increased by $0.4 billion. Correspondingly, average FHLB advances and Fed Funds purchased grew by a net $2.7 billion. The year-over-year decline in average total deposits, particularly average non-interest bearing demand deposits, reflected the impact on the title insurance industry vertical of lower levels of activity in the residential mortgage sector brought on by rising mortgage rates, and was also consistent with broader industry deposit trends evidencing restrictive monetary policy. Average interest bearing demand, money market and savings deposits declined by an aggregate $2.2 billion, largely reflecting deposit outflows following the events of March 2023 and average time deposits grew by $2.0 billion. The increase in average levels of cash held at the FRB was a response to the events of March 2023. Shifts in deposit mix also reflected customers seeking higher yields on their cash balances. Average loans grew by $0.9 billion and average investment securities declined by $0.8 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The unfavorable trends in funding mix evidenced in the comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022 began to reverse during the three months ended September 30, 2023 as average non-interest bearing demand deposits increased slightly as a percentage of total liabilities compared to the immediately preceding quarter, and FHLB advances declined to 23.8% from 27.4% of interest bearing liabilities.
Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$119,480	$106,605	$148,956	$135,841
U.S. Government agency and sponsored enterprise residential MBS	1,979,751	1,932,458	2,036,693	1,983,168
U.S. Government agency and sponsored enterprise commercial MBS	572,284	491,840	600,517	525,094
Private label residential MBS and CMOs	2,643,718	2,290,325	2,864,589	2,530,663
Private label commercial MBS	2,351,312	2,256,329	2,645,168	2,524,354
Single family real estate-backed securities	418,422	393,464	502,194	470,441
Collateralized loan obligations	1,059,953	1,047,812	1,166,838	1,136,463
Non-mortgage asset-backed securities	108,360	104,344	102,194	95,976
State and municipal obligations	107,873	97,235	122,181	116,661
SBA securities	113,884	110,655	139,320	135,782
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,485,037	8,841,067	$10,338,650	9,664,443
Marketable equity securities		45,417		90,884
		$8,886,484		$9,755,327

Our investment strategy has focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2023 was 5.5 years and the effective duration of the investment portfolio was 2.03.
The investment securities AFS portfolio was in a net unrealized loss position of $644.0 million at September 30, 2023, compared to a net unrealized loss position of $674.2 million at December 31, 2022, improving by $30.2 million during the nine months ended September 30, 2023. Net unrealized losses at September 30, 2023 included $2.9 million of gross unrealized gains and $646.9 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at September 30, 2023 had an aggregate fair value of $8.5 billion. The unrealized losses resulted primarily from rising interest rates and widening spreads related to the Federal Reserve's restrictive monetary policy and benchmark interest rate increases. Continuing uncertainty with respect to the trajectory of the economy has also led to market uncertainty, producing some yield curve dislocations. None of the unrealized losses were attributable to credit loss impairments.

The ratings distribution of our AFS securities portfolio at the dates indicated are depicted in the charts below:

September 30, 2023	December 31, 2022
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
•Relevant market data; and
•Estimated prepayments, defaults, and the value and performance of underlying collateral at the individual security level.
We regularly engage with bond managers to monitor trends in underlying collateral, including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.
We do not intend to sell securities in significant unrealized loss positions at September 30, 2023. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. While recent events impacting the banking sector have impacted the liquidity profile of many banks, including BankUnited, the substantial majority of our investment securities are pledgeable at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.

The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at September 30, 2023:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	85.4%	30.0	97.4	44.0	6.2
	AA	10.3%	29.4	96.8	37.8	7.0
	A	4.3%	25.1	75.2	44.8	8.3
Weighted average		100.0%	29.8	96.3	43.4	6.4

CLOs	AAA	80.0%	38.8	69.6	47.0	10.9
	AA	16.2%	31.2	44.3	36.4	9.1
	A	3.8%	29.5	32.7	30.7	10.0
Weighted average		100.0%	37.2	64.1	44.7	10.6

Private label residential MBS and CMO	AAA	94.0%	3.0	90.5	17.7	2.3
	AA	4.2%	19.9	34.0	24.5	5.3
	A	1.8%	26.4	27.4	26.9	5.4
Weighted average		100.0%	4.1	87.0	18.1	2.5
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of September 30, 2023. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	1.02%	—%	—%	—%	1.02%
U.S. Government agency and sponsored enterprise residential MBS	5.61%	5.77%	5.86%	5.42%	5.74%
U.S. Government agency and sponsored enterprise commercial MBS	4.71%	5.68%	3.72%	2.38%	3.97%
Private label residential MBS and CMOs	3.94%	3.89%	3.81%	3.99%	3.91%
Private label commercial MBS	6.36%	7.00%	2.80%	3.31%	6.64%
Single family real estate-backed securities	4.99%	3.63%	1.36%	—%	3.96%
Collateralized loan obligations	7.22%	7.51%	7.83%	—%	7.49%
Non-mortgage asset-backed securities	3.04%	5.75%	6.03%	—%	5.64%
State and municipal obligations	2.99%	4.17%	4.56%	3.99%	4.20%
SBA securities	6.10%	6.01%	5.87%	5.67%	6.00%
	5.07%	6.11%	4.40%	3.90%	5.45%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
1-4 single family residential	$6,982,832	28.7%	$7,128,834	28.6%
Government insured residential	1,397,736	5.7%	1,771,880	7.1%
Non-owner occupied commercial real estate	5,296,784	21.7%	5,405,597	21.7%
Construction and land	445,273	1.8%	294,360	1.2%
Owner occupied commercial real estate	1,851,246	7.6%	1,890,813	7.6%
Commercial and industrial	6,658,010	27.4%	6,417,721	25.9%
Pinnacle - municipal finance	900,199	3.7%	912,122	3.7%
Franchise finance	196,745	0.8%	253,774	1.0%
Equipment finance	219,874	0.9%	286,147	1.1%
Mortgage warehouse lending	407,577	1.7%	524,740	2.1%
Total loans	24,356,276	100.0%	24,885,988	100.0%
Allowance for credit losses	(196,063)		(147,946)
Loans, net	$24,160,213		$24,738,042
Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, income-producing non-owner occupied commercial real estate, a smaller amount of construction and land loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases originated by Pinnacle and franchise and equipment finance loans and leases originated by Bridge. Management intends to increasingly emphasize the origination of relationship-based loans that are accompanied by deposit business.

The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

September 30, 2023	December 31, 2022

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
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at September 30, 2023 (dollars in thousands):

	Amortized Cost	Percent of Total	FL	New York Tri State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,830,978	32%	58%	24%	18%	1.69	64.1%
Warehouse/Industrial	1,260,750	21%	58%	9%	33%	1.98	51.6%
Multifamily	830,572	14%	48%	52%	—%	1.97	45.1%
Retail	846,077	15%	58%	25%	17%	1.65	60.4%
Hotel	431,883	8%	80%	4%	16%	2.08	49.8%
Construction and Land	445,273	8%	55%	43%	2%	N/A	N/A
Other	96,524	2%	75%	11%	14%	2.08	47.3%
	$5,742,057	100%	58%	25%	17%	1.80	55.8%

	Florida		NY Tri State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.74	64.9%	1.57	58.5%
Warehouse/Industrial	2.12	50.7%	1.81	38.0%
Multifamily	2.74	42.0%	1.26	48.1%
Retail	1.82	57.8%	1.24	65.0%
Hotel	2.17	47.6%	1.99	21.6%
Other	2.30	44.2%	1.13	72.6%
	2.00	55.2%	1.40	52.6%

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
The following table presents the maturity profile of the CRE portfolio over the next 12 months by property type at September 30, 2023 (dollars in thousands):

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower as a % of Total Portfolio
Office	$337,996	18%	$234,461	13%
Warehouse/Industrial	81,334	6%	69,141	5%
Multifamily	80,732	10%	34,332	4%
Retail	154,344	18%	81,676	10%
Hotel	39,989	9%	14,482	3%
Construction and Land	133,522	30%	235	—%
Other	25,774	27%	25,774	27%
	$853,691	15%	$460,101	8%
The following table presents scheduled maturities of the CRE portfolio by property type at September 30, 2023 (dollars in thousands):

	2023	2024	2025	2026	Thereafter	Total
Office	$171,799	$235,284	$406,159	$338,804	$678,932	$1,830,978
Warehouse/Industrial	39,355	113,208	156,167	369,979	582,041	1,260,750
Multifamily	3,033	111,265	80,053	188,718	447,503	830,572
Retail	70,452	105,539	140,371	203,397	326,318	846,077
Hotel	25,902	17,518	44,744	218,602	125,117	431,883
Construction and Land	683	175,090	101,427	51,573	116,500	445,273
Other	12,868	12,906	7,144	27,345	36,261	96,524
	$324,092	$770,810	$936,065	$1,398,418	$2,312,672	$5,742,057

The office segment totaled $1.8 billion at September 30, 2023. The following charts present the sub-market geographic distribution of the office CRE portfolio within the NY Tri-State and Florida markets at September 30, 2023:

NY Tri-State by Sub-Market	Florida by Sub-Market

The New York Tri-State market encompasses approximately 24% of the office segment, with 11%, or $197 million of total office exposure in Manhattan. As of September 30, 2023, the Manhattan portfolio was approximately 95% occupied with 5% rent rollover expected in the next twelve months. Substantially all of the Florida office portfolio is suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprise 18% of the segment and exhibit no particular geographic concentration. Many of these loans were made to high quality sponsors in our NY tri-state or FL customer base. Estimated rent rollover of the office portfolio in the next 12 months is approximately 11% of the portfolio. Approximately 17% is secured by medical office buildings. Non-performing office loans were insignificant at September 30, 2023, totaling approximately $300 thousand. Office loans rated below pass at September 30, 2023 totaled $90 million, a slight decrease from December 31, 2022 levels.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, subscription finance lines of credit, trade finance, SBA product offerings, business acquisition finance credit facilities, credit facilities to institutional real estate entities such as REITs and commercial real estate investment funds, and a small amount of commercial credit cards. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. In addition to financing provided by Pinnacle, the Bank provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included loans meeting the regulatory definition of shared national credits totaling $4.8 billion at September 30, 2023, a substantial portion of which were relationship based loans to borrowers in our primary geographic footprint. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the C&I portfolio by industry, at September 30, 2023 (dollars in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,612,235	19.0%
Manufacturing	827,910	9.8%
Educational Services	709,376	8.3%
Utilities	635,637	7.5%
Wholesale Trade	628,625	7.4%
Information	577,753	6.8%
Health Care and Social Assistance	540,175	6.3%
Real Estate and Rental and Leasing	507,752	6.0%
Transportation and Warehousing	401,888	4.7%
Construction	383,145	4.5%
Retail Trade	301,397	3.5%
Professional, Scientific, and Technical Services	287,656	3.4%
Public Administration	248,634	2.9%
Other Services (except Public Administration)	239,421	2.8%
Administrative and Support and Waste Management	197,729	2.3%
Arts, Entertainment, and Recreation	190,760	2.2%
Accommodation and Food Services	149,898	1.8%
Other	69,265	0.8%
	$8,509,256	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 42% and 53% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. 58% and 25% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 32% and 27% of all other commercial loans, including Pinnacle and Bridge, were to borrowers in Florida and the Tri-state area, respectively.
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
1-4 single family residential	$6,982,832	$7,128,834
Government insured residential	1,397,736	1,771,880
	$8,380,568	$8,900,714
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2023, $1.1 billion or 16% were secured by investor-owned properties.

The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.4 billion at September 30, 2023. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:

September 30, 2023	December 31, 2022

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2023		December 31, 2022
	Total	Percent of Total	Total	Percent of Total
California	$2,200,295	31.5%	$2,274,432	31.9%
New York	1,367,309	19.6%	1,417,707	19.9%
Florida	512,430	7.3%	521,479	7.3%
Illinois	361,199	5.2%	360,529	5.1%
Virginia	314,020	4.5%	314,530	4.4%
Others	2,227,579	31.9%	2,240,157	31.4%
	$6,982,832	100.0%	$7,128,834	100.0%

Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation, totaled $460 million at September 30, 2023, including off-lease equipment, net of accumulated depreciation of $48 million.
The chart below presents operating lease equipment by type at the dates indicated:

September 30, 2023	December 31, 2022
Bridge had exposure to the energy industry of $216 million at September 30, 2023. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $191 million, consisting primarily of railcars serving the petroleum industry.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	September 30, 2023		June 30, 2023		December 31, 2022
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$14,983,781	93.9%	$15,169,909	94.6%	$15,244,761	95.4%
Special mention	341,999	2.1%	233,004	1.5%	51,433	0.3%
Substandard accruing	534,336	3.3%	525,643	3.3%	605,965	3.8%
Substandard non-accruing	96,248	0.6%	80,642	0.5%	75,125	0.5%
Doubtful	19,344	0.1%	14,954	0.1%	7,990	—%
	$15,975,708	100.0%	$16,024,152	100.0%	$15,985,274	100.0%

The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (dollars in thousands). Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	September 30, 2023		June 30, 2023		December 31, 2022
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$184	—%	$186	—%	$709	0.2%
Retail	2,120	0.3%	2,135	0.2%	—	—%
Office	17,733	1.0%	21,682	1.1%	18,006	1.0%
Construction and land	42,044	9.4%	—	—%	—	—%
Other	12,868	13.3%	—	—%	—	—%
	74,949		24,003		18,715
Owner occupied commercial real estate	20,011	1.1%	20,264	1.1%	24,101	1.3%
Commercial and industrial	244,688	3.7%	184,183	2.8%	1,017	—%
Franchise finance	2,351	1.2%	4,554	2.2%	7,600	3.0%
	$341,999		$233,004		$51,433

Substandard accruing:
CRE
Hotel	$40,062	9.3%	$40,009	10.0%	$14,538	3.6%
Retail	57,347	6.8%	67,075	7.5%	72,421	8.4%
Multi-family	100,086	12.1%	108,728	12.9%	146,235	15.5%
Office	71,682	3.9%	72,100	3.9%	73,042	3.9%
Construction and land	317	0.1%	2,585	0.7%	8,872	3.0%
Other	2,783	2.9%	90	0.1%	93	0.1%
	272,277		290,587		315,201
Owner occupied commercial real estate	78,590	4.2%	84,453	4.6%	73,501	3.9%
Commercial and industrial	127,973	1.9%	90,143	1.4%	171,613	2.7%
Franchise finance	25,024	12.7%	44,354	21.3%	44,295	17.5%
Equipment finance	30,472	13.9%	16,106	6.8%	1,355	0.5%
	$534,336		$525,643		$605,965

Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $23 million were internally risk rated substandard at September 30, 2023. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three and nine months ended September 30, 2023 and 2022.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at September 30, 2023:

FICO Distribution	LTV Distribution	Vintage
FICO scores are generally updated semi-annually and were most recently updated in the third quarter of 2023. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At September 30, 2023, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 79% primary residence, 5% second homes and 16% investment properties.
1-4 single family residential loans excluding government insured residential loans past due more than 30 days totaled $44 million and $62 million at September 30, 2023 and December 31, 2022, respectively. The amount of these loans 90 days or more past due was $14 million and $15 million at September 30, 2023 and December 31, 2022, respectively.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2023	June 30, 2023	December 31, 2022
Non-accrual loans:
Residential	$20,707	$22,534	$21,311
Commercial:
Non-owner occupied commercial real estate	16,987	16,778	16,657
Construction and land	—	655	5,695
Owner occupied commercial real estate	14,606	11,562	17,751
Commercial and industrial	66,106	62,647	29,722
Franchise finance	17,893	3,954	13,290
Total commercial loans	115,592	95,596	83,115
Total non-accrual loans	136,299	118,130	104,426
Loans past due 90 days and still accruing	593	593	593
Total non-performing loans	136,892	118,723	105,019
OREO and other non-performing assets	3,586	2,084	1,932
Total non-performing assets	$140,478	$120,807	$106,951

Non-performing loans to total loans (1)	0.56%	0.48%	0.42%
Non-performing assets to total assets (1)	0.40%	0.34%	0.29%
ACL to total loans	0.80%	0.68%	0.59%
ACL to non-performing loans	143.22%	140.52%	140.88%
Net charge-offs to average loans (2)	0.07%	0.09%	0.22%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $37.8 million or 0.16% of total loans and 0.11% of total assets, at September 30, 2023, $35.9 million or 0.15% of total loans and 0.10% of total assets, at June 30, 2023, and $40.3 million or 0.16% of total loans and 0.11% of total assets, at December 31, 2022.
(2)    Annualized for the six months ended June 30, 2023 and nine months ended September 30, 2023.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $314 million and $493 million at September 30, 2023 and December 31, 2022, respectively.
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
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which evaluates the appropriate strategy for collection to mitigate the amount of credit losses and considers the appropriate risk rating for these loans. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard, loans on non-
accrual status, and assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Criticized Asset Committee.
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
At September 30, 2023, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL, and we used a single externally provided baseline scenario at December 31, 2022, with a downside scenario informing a qualitative overlay. Each of these externally provided scenarios in fact, represent the result of a probability weighting of thousands of individual scenario paths.
See Note 1 to the consolidated financial statements of the Company's 2022 Annual Report on Form 10-K for more detailed information about our ACL methodology.

The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	Residential	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle - municipal Finance	Franchise Finance	Equipment Finance	Total
Balance at December 31, 2021	$9,187	$27,780	$1,031	$21,638	$46,312	$170	$16,746	$3,593	$126,457
Provision for (recovery of) credit losses	2,576	1,428	512	(2,882)	29,621	(32)	3,791	(1,608)	33,406
Charge-offs	(412)	(9,179)	(233)	(2,870)	(10,248)	—	(12,988)	—	(35,930)
Recoveries	44	3,014	—	617	2,438	—	625	—	6,738
Balance at September 30, 2022	$11,395	$23,043	$1,310	$16,503	$68,123	$138	$8,174	$1,985	$130,671

Balance at December 31, 2022	$11,741	$22,327	$2,424	$20,543	$76,647	$173	$11,747	$2,344	$147,946
Impact of adoption of ASU 2022-02	(117)	—	—	5	(1,676)	—	(6)	—	(1,794)
Balance at January 1, 2023	11,624	22,327	2,424	20,548	74,971	173	11,741	2,344	146,152
Provision for (recovery of) credit losses	(3,602)	8,459	2,384	1,313	48,383	59	4,436	1,235	62,667
Charge-offs	—	(972)	—	(268)	(13,703)	—	(7,247)	—	(22,190)
Recoveries	9	131	—	2,124	7,129	—	41	—	9,434
Balance at September 30, 2023	$8,031	$29,945	$4,808	$23,717	$116,780	$232	$8,971	$3,579	$196,063

Net Charge-offs to Average Loans (1)
Nine Months Ended September 30, 2022	0.01%	0.15%	0.16%	0.16%	0.17%	—%	5.74%	—%	0.16%
Nine Months Ended September 30, 2023	—%	0.02%	—%	(0.13)%	0.13%	—%	5.03%	—%	0.07%

(1) Annualized.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	September 30, 2023		June 30, 2023		December 31, 2022
	Total	%(1)	Total	%(1)	Total	%(1)
Residential	$8,031	34.4%	$8,887	34.9%	$11,741	35.7%

Non-owner occupied commercial real estate	29,945	21.7%	27,305	21.5%	22,327	21.7%
Construction and land	4,808	1.8%	2,392	1.6%	2,424	1.2%
CRE	34,753		29,697		24,751

Owner occupied commercial real estate	23,717	7.6%	20,662	7.4%	20,543	7.6%
Commercial and industrial(2)	116,780	29.1%	100,328	28.9%	76,647	28.0%
Pinnacle - municipal finance	232	3.7%	197	3.9%	173	3.7%
Franchise finance	8,971	0.8%	4,303	0.8%	11,747	1.0%
Equipment finance	3,579	0.9%	2,759	1.0%	2,344	1.1%
	153,279		128,249		111,454
	$196,063	100.0%	$166,833	100.0%	$147,946	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.
(2)Includes mortgage warehouse lending.

The following table presents the ACL as a percentage of loans at the dates indicated:

	September 30, 2023	June 30, 2023	December 31, 2022
Residential	0.10%	0.10%	0.13%
Commercial:
CRE	0.61%	0.52%	0.43%
Commercial and industrial	1.58%	1.35%	1.10%
Pinnacle - municipal finance	0.03%	0.02%	0.02%
Franchise finance	4.56%	2.07%	4.63%
Equipment finance	1.63%	1.16%	0.82%
Total commercial	1.18%	0.99%	0.85%
	0.80%	0.68%	0.59%
Factors contributing to the change in the ACL during the three months ended September 30, 2023 are depicted in the chart below (dollars in millions):

Risk Rating Migration and Specific Reserves
$12.3
Economic Forecast
$17.5
Net Charge-Offs
$(1.6)
Change in Qualitative Overlay
$(2.9)
Other
$4.0
$166.8
$196.1
• Current market adjustment
• Changes to forward path of economic forecast
• Portfolio and assumption changes
• New Loans, net of Runoff
ACL 06/30/23
ACL 09/30/23
% of Total Loans
0.68%
0.80%

Changes in the ACL during the three months ended September 30, 2023
As depicted in the chart above, the primary driver of the increase in the ACL from June 30, 2023 to September 30, 2023 was the impact of a less favorable economic forecast. Changes in portfolio composition as well as risk rating migration and increases in certain specific reserves also had an impact. The ACL as a percentage of loans increased to 0.80% at September 30, 2023, from 0.68% at June 30, 2023. Discussion of changes in the ACL for select portfolio segments follows:
•The ACL for the CRE portfolio sub-segment, including non-owner occupied CRE and construction and land, increased by $5.1 million during the three months ended September 30, 2023, from 0.52% to 0.61% of loans. The increase in the ACL for this segment was primarily driven by the economic forecast and an increase in criticized and classified loans. At September 30, 2023, the ACL for the CRE office portfolio totaled $18.1 million, or 0.99% of loans, an increase from 0.83% of loans at June 30, 2023.
•The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $19.5 million during the three months ended September 30, 2023, from 1.35% to 1.58% of loans. The increase in the ACL for this segment was primarily driven by the economic forecast and an increase in certain specific reserves.

•The ACL for the franchise finance portfolio segment increased by $4.7 million during the three months ended September 30, 2023, from 2.07% to 4.56% of loans primarily due to an increase in specific reserves related to one relationship.
•The ACL for the equipment finance portfolio segment increased by $0.8 million during the three months ended September 30, 2023, from 1.16% to 1.63% of loans primarily due to an increase in criticized loans during the quarter.
The estimate of the ACL at September 30, 2023 was informed by forecasted economic scenarios published in September 2023, a wide variety of additional economic data, information about borrower financial condition and collateral values and other relevant information. The quantitative portion of the ACL at September 30, 2023 was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and the lowest weighting ascribed to the upside scenario. The economic variables that were most impactful to the increase in the ACL for the quarter ended September 30, 2023 included assumptions about interest rates and spreads, commercial property forecasts and the trajectory of regional unemployment.
Some of the high level data points informing the scenarios used in estimating the quantitative portion of the ACL at September 30, 2023 included:
•Labor market assumptions, which reflected national unemployment peaking at 4.21% in the baseline scenario and 7.7% in the downside scenarios; and
•Annualized growth in GDP troughing at 0.5% in the baseline and (3.6)% in the downside scenario.
The above unemployment and GDP growth assumptions are provided to give a high level overview of the nature and severity of the economic forecast scenarios used in estimating the ACL. Numerous additional variables and assumptions not explicitly stated, including but not limited to detailed commercial property forecasts, projected stock market volatility indices and a variety of assumptions about market interest rates and spreads also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level, most of the variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The Company has a diverse deposit book by industry sector. Our largest industry vertical at September 30, 2023 was the title insurance vertical, with approximately $2.8 billion in total deposits. Over 80% of title sector deposits were in operating accounts. Approximately 60% of our total deposits were commercial or municipal deposits at September 30, 2023, with approximately 80% of commercial deposits considered relationship-based.
The following table presents information about the Company's insured and collateralized deposits as of September 30, 2023 (dollars in thousands):

Total deposits	$26,112,666

Estimated amount of uninsured deposits	$12,033,365
Less: collateralized deposits	(2,829,962)
Less: affiliate deposits	(311,637)
Adjusted uninsured deposits	$8,891,766
Estimated insured and collateralized deposits	$17,220,900

Insured and collateralized deposits to total deposits	66%

Time deposit accounts with balances of $250,000 or more totaled $893 million and $730 million at September 30, 2023 and December 31, 2022, respectively. The following table shows scheduled maturities of uninsured time deposits as of September 30, 2023 (in thousands):

Three months or less	$325,562
Over three through six months	298,241
Over six through twelve months	130,460
Over twelve months	17,969
$772,232
The estimated amount of uninsured deposits at September 30, 2023 and December 31, 2022 was $12.0 billion and $18.2 billion, respectively. Collateralized and affiliate deposits are included in these amounts.
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance of outstanding FHLB advances, as of September 30, 2023 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2023 - One month or less	$4,220,000	5.47%
2023 - Over one month	620,000	5.56%
2024	325,000	5.52%
Total contractual balance outstanding	$5,165,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of September 30, 2023 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2024	$535,000	2.40%
2025	625,000	2.74%
2026	930,000	3.23%
Thereafter	25,000	2.50%
	$2,115,000	2.87%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.

Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$394,621	$400,000
Unamortized discount and debt issuance costs	(1,921)	(2,586)
	392,700	397,414
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(4,471)	(4,880)
	295,529	295,120
Total notes	688,229	692,534
Finance leases	26,968	28,389
Notes and other borrowings	$715,197	$720,923
During the nine months ended September 30, 2023, the Bank purchased $5.4 million of outstanding senior notes in the open market at a price of $4.8 million, an implied yield of approximately 10%.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio, its amortizing loan portfolio and FHLB advances. FRB discount window borrowings, repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the nine months ended September 30, 2023 and 2022, net cash provided by operating activities was $594 million and $1.3 billion, respectively. The decline in cash flows from operating activities is primarily related to fluctuations in the daily cash settlement of derivative positions centrally cleared through the CME, a lower volume of re-securitization of early buyout loans and fluctuations in the timing of income tax refunds/payments.
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
Systemic events of March 2023 impacted liquidity in the banking system, particularly for mid-size and regional banks, including BankUnited. Immediately following those events, management took a number of prudent actions to maximize BankUnited's same day available liquidity levels and enhance liquidity management. We activated our contingency funding plan, enhanced daily and intra-day monitoring and reporting, pledged additional securities and loan collateral to the FHLB and FRB, increased the amount of cash held on balance sheet and enhanced communications with funding sources, customers, counterparties and other stakeholders. While deposit flows and liquidity conditions appear to have substantially stabilized, we have kept in place enhanced monitoring and reporting of liquidity levels and deposit flows and have maintained higher levels of assets pledged at the FHLB and FRB.
At September 30, 2023, the Bank had total same day available liquidity of approximately $14.4 billion, consisting of cash of $379 million, borrowing capacity at the Federal Home Loan Bank of $5.0 billion, borrowing capacity at the FRB of $7.9 billion and unencumbered securities of $1.2 billion. At September 30, 2023, the ratio of estimated insured and collateralized deposits to total deposits was 66% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 161%.
The ALM policy establishes limits or operating thresholds and guidelines for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. In the current environment, many of these metrics are being monitored more frequently. Following the events of March 2023, management re-evaluated and refined these measures, and continues to evaluate further refinements as new data becomes available. Some of the measures currently used to dimension liquidity risk and manage liquidity are the ratio of available liquidity to uninsured/non-collateralized deposits, the ratio of wholesale funding to total assets, the ratio of available operational liquidity (which excludes availability at the FRB) to volatile liabilities, a liquidity stress test coverage ratio, the loan to deposit ratio, a one-year liquidity ratio a measure of on-balance sheet available liquidity, large depositor concentrations and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. We have also established single depositor relationship limits.
The ALM policy stipulates that BankUnited’s liquidity measures are within policy limits if the available liquidity to uninsured, non-collateralized deposits ratio exceeds 100% and the wholesale funding ratio is less than 37.5%. At September 30, 2023, the available liquidity/uninsured, non-collateralized deposits ratio was 161% and the wholesale funding ratio was 31.8%. At September 30, 2023, BankUnited’s available operational liquidity/volatile liabilities ratio was 168% and the liquidity stress test coverage ratio was 188%, compared to acceptable thresholds of 130% and 150%, respectively. Although within policy limits, wholesale funding levels currently remain elevated; a near-term strategic priority of the Company is reducing wholesale funding. During the three months ended September 30, 2023, FHLB advances were reduced by $810 million and during the three months ended June 30, 2023, FHLB advances were reduced by $1.6 billion.
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2023 and December 31, 2022, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2023 (dollars in thousands):

	September 30, 2023
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,861,887	7.87%	N/A (1)	N/A (1)	$1,453,693	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,861,887	11.42%	$1,628,267	6.50%	$1,127,261	4.50%	$1,753,518	7.00%
Tier 1 risk-based capital	$2,861,887	11.42%	$2,004,020	8.00%	$1,503,015	6.00%	$2,129,272	8.50%
Total risk-based capital	$3,353,095	13.39%	$2,505,025	10.00%	$2,004,020	8.00%	$2,630,277	10.50%
BankUnited:
Tier 1 leverage	$3,291,844	9.08%	$1,812,765	5.00%	$1,450,212	4.00%	N/A	N/A
CET1 risk-based capital	$3,291,844	13.17%	$1,624,717	6.50%	$1,124,804	4.50%	$1,749,695	7.00%
Tier 1 risk-based capital	$3,291,844	13.17%	$1,999,652	8.00%	$1,499,739	6.00%	$2,124,630	8.50%
Total risk-based capital	$3,483,053	13.93%	$2,499,564	10.00%	$1,999,652	8.00%	$2,624,543	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
We believe we are well positioned, from a capital perspective, to withstand an economic downturn. CET1 risk-based capital, including AOCI would be 9.8% at BankUnited, Inc. and 11.5% at BankUnited N.A. as of September 30, 2023. On an annual basis, we run a rigorous stress test of our entire balance sheet incorporating the FRB's CCAR scenarios as well as additional idiosyncratic scenarios reflective of evolving macro-economic themes. The latest stress test incorporating the FRB's

CCAR severely adverse scenario was performed during the three months ended June 30, 2023. In the CCAR severely adverse scenario, CET1 risk-based capital at the bank level troughs at 11.8%.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on a consensus forward curve versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, our interest rate risk policy framework is based on modeling instantaneous rate shocks to a static balance sheet, assuming that maturing instruments are replaced with like instruments at forward rates, of plus and minus 100, 200 and 300 and plus 400 basis point shifts. We also model a variety of dynamic balance sheet scenarios, various yield curve slopes, and alternative depositor behavior assumptions. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at September 30, 2023 and December 31, 2022.

	Down 200	Down 100	Plus 100	Plus 200
Model Results at September 30, 2023 - decrease
In year 1	(3)%	(1)%	(1)%	(4)%
In year 2	(7)%	(3)%	(2)%	(3)%
Model Results at December 31, 2022 - increase (decrease)
In year 1	(5)%	(2)%	—%	(1)%
In year 2	(8)%	(3)%	2%	2%
Management also simulates changes in EVE in various interest rate environments. The following table illustrates the modeled change in EVE in the indicated scenarios at September 30, 2023 and December 31, 2022:

	Down 200	Down 100	Plus 100	Plus 200
Model Results at September 30, 2023 - increase (decrease):	15%	12%	(8)%	(17)%
Model Results at December 31, 2022 - increase (decrease):	4%	4%	(5)%	(11)%
Changes in modeled results at September 30, 2023 compared to results at December 31, 2022 reflect shifts in funding mix and updated assumptions about depositor behavior, impacting both beta and decay assumptions, following the events impacting the banking sector of March 2023. Results are also impacted by the negative convexity of the residential mortgage portfolio and embedded caps in certain floating rate securities. All of the modeled results at September 30, 2023 as presented above are within acceptable thresholds set forth in the ALM policy.
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
The following table provides information about the Company's derivatives designated as hedging instruments as of September 30, 2023 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$2,115,000	2.87%	Daily SOFR	2.1
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	400,000	1.22%	Fed Funds Effective Rate	0.9
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	200,000	Term SOFR	3.72%	2.6
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	200,000	0.88%		1.7
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	2.9
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	100,000	1.94%	Daily SOFR	0.8
		$3,140,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.

In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at September 30, 2023 was $711 million, The short duration of our investment portfolio (2.03 at September 30, 2023) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
See Note 6 to the consolidated financial statements for additional information about derivative financial instruments.
LIBOR Transition
As discussed in the "LIBOR Transition" section in the MD&A of the Company's 2022 Annual Report on Form 10-K, the FCA, which regulates USD LIBOR, discontinued the one-week and two-month LIBOR tenors effective December 31, 2021 and remaining tenors were discontinued effective June 30, 2023. The Company executed a comprehensive roadmap to amend the terms of LIBOR-based financial instruments, generally replacing LIBOR with SOFR as the preferred alternative reference rate. As of September 30, 2023, all LIBOR-based instruments have been converted to an alternative reference rate, generally SOFR, based on their contractual provisions.

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

	September 30, 2023	June 30, 2023
Total stockholders’ equity	$2,524,070	$2,526,310
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,446,433	$2,448,673

Common shares issued and outstanding	74,413,059	74,429,948

Book value per common share	$33.92	$33.94

Tangible book value per common share	$32.88	$32.90

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
During the quarter ended September 30, 2023, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Bank failures that occurred in March and April 2023 generated significant market volatility and adversely impacted stock prices among publicly traded bank holding companies and, in particular, regional banks like the Company. Many regional banks, including BankUnited, experienced higher than normal deposit outflows immediately following the first regional bank failures in March 2023. These developments negatively impacted customer confidence in the safety and soundness of regional banks. As a result of these events, customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions to ensure that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be ultimately successful in restoring customer confidence in regional banks and the banking system more broadly.
These events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies or in the impositions of restrictions through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our business. Changes to capital regulations have been proposed, although not finalized, for institutions with over $100 billion in assets; if enacted as proposed, the secondary impact on institutions the size of the Company are difficult to predict. The cost of resolving the recent bank failures is likely to result in an additional FDIC deposit insurance assessment, which will negatively impact the Company's earnings in at least the period the assessment is levied.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.   Other Information
During the three months ended September 30, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of November 2023.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer