Form 10-Q
period 2024-03-31
BankUnited, Inc.
filed 2024-04-25
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of April 23, 2024 was 74,756,756.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2024

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CD	Certificate of Deposit
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CIO	Chief Information Officer
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
DSCR	Debt Service Coverage Ratio
ESG	Environmental, social and governance
EVE	Economic value of equity
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FinTech	Financial Technology
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HPI	Home price indices
HTM	Held to maturity
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
ii

MAT	Materiality Assessment Team
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
RPA	Risk Participation Agreement
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks:
Non-interest bearing	$13,773	$14,945
Interest bearing	407,443	573,338
Cash and cash equivalents	421,216	588,283
Investment securities (including securities reported at fair value of $8,914,959 and $8,867,354)	8,924,959	8,877,354
Non-marketable equity securities	252,609	310,084
Loans	24,226,300	24,633,684
Allowance for credit losses	(217,556)	(202,689)
Loans, net	24,008,744	24,430,995
Bank owned life insurance	295,970	318,459
Operating lease equipment, net	329,025	371,909
Goodwill	77,637	77,637
Other assets	795,494	786,886
Total assets	$35,105,654	$35,761,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,239,604	$6,835,236
Interest bearing	3,549,141	3,403,539
Savings and money market	11,122,916	11,135,708
Time	5,115,703	5,163,995
Total deposits	27,027,364	26,538,478
FHLB advances	3,905,000	5,115,000
Notes and other borrowings	708,978	708,973
Other liabilities	823,920	821,235
Total liabilities	32,465,262	33,183,686

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,772,706 and 74,372,505 shares issued and outstanding	748	744
Paid-in capital	286,169	283,642
Retained earnings	2,677,403	2,650,956
Accumulated other comprehensive loss	(323,928)	(357,421)
Total stockholders' equity	2,640,392	2,577,921
Total liabilities and stockholders' equity	$35,105,654	$35,761,607

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans	$347,257	$308,795
Investment securities	124,179	118,758
Other	10,038	12,863
Total interest income	481,474	440,416
Interest expense:
Deposits	209,998	133,630
Borrowings	56,619	78,912
Total interest expense	266,617	212,542
Net interest income before provision for credit losses	214,857	227,874
Provision for credit losses	15,285	19,788
Net interest income after provision for credit losses	199,572	208,086
Non-interest income:
Deposit service charges and fees	5,499	5,545
Gain (loss) on investment securities, net	775	(12,549)
Lease financing	11,440	13,109
Other non-interest income	9,163	10,430
Total non-interest income	26,877	16,535
Non-interest expense:
Employee compensation and benefits	75,920	71,051
Occupancy and equipment	10,569	10,802
Deposit insurance expense	13,530	7,907
Professional fees	2,510	2,918
Technology	20,315	21,726
Depreciation of operating lease equipment	9,213	11,521
Other non-interest expense	27,183	26,855
Total non-interest expense	159,240	152,780
Income before income taxes	67,209	71,841
Provision for income taxes	19,229	18,959
Net income	$47,980	$52,882
Earnings per common share, basic	$0.64	$0.71
Earnings per common share, diluted	$0.64	$0.70

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$47,980	$52,882
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	26,936	74,936
Reclassification adjustment for net securities (gains) losses realized in income	21	(556)
Net change in unrealized gains (losses) on securities available for sale	26,957	74,380
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	21,204	(2,165)
Reclassification adjustment for net gains realized in income	(14,668)	(8,994)
Net change in unrealized gains (losses) on derivative instruments	6,536	(11,159)
Other comprehensive income	33,493	63,221
Comprehensive income	$81,473	$116,103

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$47,980	$52,882
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(3,690)	(2,078)
Provision for credit losses	15,285	19,788
(Gain) loss on investment securities, net	(775)	12,549
Share based compensation	5,883	5,280
Depreciation and amortization	17,213	19,430
Deferred income taxes	(5,865)	9,391
Proceeds from sale of loans held for sale, net	37,431	103,679
Other:
Increase in other assets	(17,523)	(53,771)
Decrease in other liabilities	(29,443)	(25,782)
Net cash provided by operating activities	66,496	141,368

Cash flows from investing activities:
Purchases of investment securities	(309,549)	(74,185)
Proceeds from repayments and calls of investment securities	266,878	251,512
Proceeds from sale of investment securities	32,067	131,879
Purchases of non-marketable equity securities	(108,063)	(263,500)
Proceeds from redemption of non-marketable equity securities	165,538	172,975
Purchases of loans	(66,570)	(186,792)
Loan originations and repayments, net	440,699	73,367
Proceeds from surrender of BOLI	32,144	—
Disposition of operating lease equipment	46,418	2,073
Other investing activities	(12,072)	(11,105)
Net cash provided by investing activities	487,490	96,224

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in deposits	488,886	(1,786,436)
Net decrease in federal funds purchased	—	(190,000)
Additions to FHLB borrowings	285,000	2,455,000
Repayments of FHLB borrowings	(1,495,000)	(325,000)
Dividends paid	(20,706)	(19,346)
Repurchase of common stock	—	(55,022)
Other financing activities	20,767	14,563
Net cash provided by (used in) financing activities	(721,053)	93,759
Net increase (decrease) in cash and cash equivalents	(167,067)	331,351
Cash and cash equivalents, beginning of period	588,283	572,647
Cash and cash equivalents, end of period	$421,216	$903,998

Supplemental disclosure of cash flow information:
Interest paid	$261,376	$184,657
Income taxes paid	$36,907	$8,947

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$37,576	$103,398
Dividends declared, not paid	$21,533	$19,637

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	74,372,505	$744	$283,642	$2,650,956	$(357,421)	$2,577,921
Comprehensive income	—	—	—	47,980	33,493	81,473
Dividends ($0.29 per common share)	—	—	—	(21,533)	—	(21,533)
Equity based compensation, net of shares forfeited and surrendered	400,201	4	2,527	—	—	2,531
Balance at March 31, 2024	74,772,706	$748	$286,169	$2,677,403	$(323,928)	$2,640,392

Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	52,882	63,221	116,103
Dividends ($0.27 per common share)	—	—	—	(19,637)	—	(19,637)
Equity based compensation, net of shares forfeited and surrendered	383,023	3	2,630	—	—	2,633
Repurchase of common stock	(1,634,245)	(16)	(55,006)	—	—	(55,022)
Balance at March 31, 2023	74,423,365	$744	$269,353	$2,585,981	$(374,684)	$2,481,394

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking services to individual and corporate customers through banking centers in Florida, the New York metropolitan area and Dallas, Texas. The Bank also offers certain commercial lending and deposit products through national platforms and regional wholesale banking offices.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Three Months Ended March 31, 2024
ASU No. 2023-02—Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method (A Consensus of the Emerging Issues Task Force). This ASU was issued to expand the use of the proportional amortization method of accounting for equity investments in tax credit programs beyond those in LIHTC programs. The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria established. The Company adopted this ASU in the first quarter of 2024. There was no impact upon adoption. Currently, all of the Company's equity investments in tax credit programs are in LIHTC programs already accounted for using the proportional amortization method.
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU augments reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This ASU will have no impact on the Company's consolidated financial position, results of operations, and cash flows. Adoption may lead to additional and revised disclosures in the Company's financial statements starting with the 2024 Annual Report on Form 10-K.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional disclosures, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions among others. This ASU is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The adoption of this ASU will have no impact on the Company's consolidated financial position, results of operations, and cash flows. Adoption will lead to additional and revised disclosures in the Company's financial statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2024	2023
Basic earnings per common share:
Numerator:
Net income	$47,980	$52,882
Distributed and undistributed earnings allocated to participating securities	(680)	(798)
Income allocated to common stockholders for basic earnings per common share	$47,300	$52,084
Denominator:
Weighted average common shares outstanding	74,509,107	74,755,002
Less average unvested stock awards	(1,127,838)	(1,193,881)
Weighted average shares for basic earnings per common share	73,381,269	73,561,121
Basic earnings per common share	$0.64	$0.71
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$47,300	$52,084
Adjustment for earnings reallocated from participating securities	1	3
Income used in calculating diluted earnings per common share	$47,301	$52,087
Denominator:
Weighted average shares for basic earnings per common share	73,381,269	73,561,121
Dilutive effect of certain share-based awards	255,824	447,581
Weighted average shares for diluted earnings per common share	73,637,093	74,008,702
Diluted earnings per common share	$0.64	$0.70
Potentially dilutive unvested shares totaling 1,142,702 and 1,190,511 were outstanding at March 31, 2024 and 2023, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$139,868	$176	$(9,754)	$130,290
U.S. Government agency and sponsored enterprise residential MBS	2,193,543	2,549	(34,800)	2,161,292
U.S. Government agency and sponsored enterprise commercial MBS	559,069	116	(64,978)	494,207
Private label residential MBS and CMOs	2,543,764	361	(293,906)	2,250,219
Private label commercial MBS	2,191,733	1,029	(70,491)	2,122,271
Single family real estate-backed securities	356,205	—	(14,843)	341,362
Collateralized loan obligations	1,077,232	1,653	(2,393)	1,076,492
Non-mortgage asset-backed securities	103,594	164	(3,634)	100,124
State and municipal obligations	113,280	315	(6,882)	106,713
SBA securities	101,515	41	(3,091)	98,465
	9,379,803	$6,404	$(504,772)	8,881,435
Investment securities held to maturity	10,000			10,000
	$9,389,803			8,891,435
Marketable equity securities				33,524
				$8,924,959

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

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
Investment securities held to maturity at March 31, 2024 and December 31, 2023, consisted of one State of Israel bond maturing in October 2024. Accrued interest receivable on investments totaled $38 million and $37 million at March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At March 31, 2024, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$964,667	$933,002
Due after one year through five years	5,211,147	5,061,309
Due after five years through ten years	1,952,118	1,774,119
Due after ten years	1,251,871	1,113,005
	$9,379,803	$8,881,435
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $7.7 billion at both March 31, 2024 and December 31, 2023, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Gross realized gains on investment securities AFS	$27	$772
Gross realized losses on investment securities AFS	(55)	(20)
Net realized gain (loss)	(28)	752

Net gain (loss) on marketable equity securities recognized in earnings	803	(13,301)

Gain (loss) on investment securities, net	$775	$(12,549)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,921	$(54)	$99,859	$(9,700)	$109,780	$(9,754)
U.S. Government agency and sponsored enterprise residential MBS	149,058	(370)	1,515,872	(34,430)	1,664,930	(34,800)
U.S. Government agency and sponsored enterprise commercial MBS	15,969	(84)	465,373	(64,894)	481,342	(64,978)
Private label residential MBS and CMOs	6,393	(26)	2,219,341	(293,880)	2,225,734	(293,906)
Private label commercial MBS	15,825	(42)	1,985,746	(70,449)	2,001,571	(70,491)
Single family real estate-backed securities	—	—	341,362	(14,843)	341,362	(14,843)
Collateralized loan obligations	—	—	679,257	(2,393)	679,257	(2,393)
Non-mortgage asset-backed securities	—	—	77,192	(3,634)	77,192	(3,634)
State and municipal obligations	6,309	(65)	55,353	(6,817)	61,662	(6,882)
SBA securities	7,777	(35)	85,680	(3,056)	93,457	(3,091)
	$211,252	$(676)	$7,525,035	$(504,096)	$7,736,287	$(504,772)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three months ended March 31, 2024 and 2023. At March 31, 2024, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At March 31, 2024, 540 securities available for sale were in unrealized loss positions. The amount of impairment related to 138 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.3 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at March 31, 2024, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment. In some cases, wider spreads compared to levels at which securities were purchased. market volatility and yield curve dislocations also contributed to unrealized losses. The investment securities AFS portfolio was in a net unrealized loss position of $498.4 million at March 31, 2024, compared to $534.8 million at December 31, 2023, improving by $36.4 million during the three months ended March 31, 2024. While the majority of securities in the portfolio were floating rate at March 31, 2024, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At March 31, 2024, six U.S. treasury, 104 U.S. Government agency and sponsored enterprise residential MBS, 27 U.S. Government agency and sponsored enterprise commercial MBS, and 22 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2024. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at March 31, 2024, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At March 31, 2024, 115 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our March 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 18%. As of March 31, 2024, 95% of impaired securities in this category, based on carrying value, were externally rated AAA, 4% were rated AA and 1% were rated A.
Private label commercial MBS
At March 31, 2024, 88 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office, retail and hospitality sectors, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our March 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 6% compared to weighted average credit support of 43%. As of March 31, 2024, 84% of impaired securities in this category, based on carrying value, were externally rated AAA, 12% were rated AA and 4% were rated A.
Single family real estate-backed securities
At March 31, 2024, 11 single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our March 31, 2024 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 55%. As of March 31, 2024, 54% of impaired securities in this category, based on carrying value, were externally rated AAA, 18% were rated AA and one security was not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Collateralized loan obligations
At March 31, 2024, 15 collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at March 31, 2024. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. While we have observed some deterioration in underlying collateral performance due in large part to rising costs, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our March 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 11% compared to weighted average credit support of 42%. As of March 31, 2024, 80% of the impaired securities in this category, based on carrying value, were externally rated AAA, 12% were rated AA and 8% were rated A.
Non-mortgage asset-backed securities
At March 31, 2024, six non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our March 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 26%. As of March 31, 2024, 36% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 64% were rated AA.
State and Municipal Obligations
At March 31, 2024, eight state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of March 31, 2024, 87% of the impaired securities in this category, based on carrying value, were externally rated AAA and 13% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
	Total	Percent of Total	Total	Percent of Total
Commercial:
Non-owner occupied commercial real estate	$5,309,126	21.9%	$5,323,241	21.6%
Construction and land	529,645	2.2%	495,992	2.0%
Owner occupied commercial real estate	1,916,651	7.9%	1,935,743	7.9%
Commercial and industrial	6,745,622	27.9%	6,971,981	28.3%
Pinnacle - municipal finance	864,796	3.6%	884,690	3.6%
Franchise and equipment finance	347,103	1.4%	380,347	1.5%
Mortgage warehouse lending	456,385	1.9%	432,663	1.8%
	16,169,328	66.8%	16,424,657	66.7%
Residential:
1-4 single family residential	6,814,865	28.1%	6,903,013	28.0%
Government insured residential	1,242,107	5.1%	1,306,014	5.3%
	8,056,972	33.2%	8,209,027	33.3%
Total loans	24,226,300	100.0%	24,633,684	100.0%
Allowance for credit losses	(217,556)		(202,689)
Loans, net	$24,008,744		$24,430,995
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $41 million and $45 million at March 31, 2024 and December 31, 2023, respectively.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
UPB	$76,342	$80,123
Non-credit discount	(33,171)	(35,249)
Total amortized cost of PCD loans	43,171	44,874
ACL related to PCD loans	(134)	(161)
PCD loans, net	$43,037	$44,713
Included in loans, net are direct or sales type finance leases totaling $583 million and $602 million at March 31, 2024 and December 31, 2023, respectively. The amount of income recognized from direct or sales type finance leases for the three months ended March 31, 2024 and 2023 totaled $4.0 million and $4.3 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three months ended March 31, 2024 and 2023, the Company purchased residential loans totaling $67 million and $187 million, respectively.
At March 31, 2024 and December 31, 2023, the Company had pledged loans with a carrying value of approximately $16.2 billion and $16.5 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $138 million at both March 31, 2024 and December 31, 2023, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three months ended March 31, 2024 and 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024			2023
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$195,058	$7,631	$202,689	$136,205	$11,741	$147,946
Impact of adoption of ASU 2022-02	N/A	N/A	N/A	(1,677)	(117)	(1,794)
Balance after adoption of ASU 2022-02	195,058	7,631	202,689	134,528	11,624	146,152
Provision (recovery)	16,779	(974)	15,805	17,425	170	17,595
Charge-offs	(5,352)	(34)	(5,386)	(7,899)	—	(7,899)
Recoveries	4,444	4	4,448	2,941	3	2,944
Ending balance	$210,929	$6,627	$217,556	$146,995	$11,797	$158,792
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using three weighted third-party provided economic scenarios.
The ACL increased by $14.9 million, from 0.82% to 0.90% of total loans, at March 31, 2024, compared to December 31, 2023. The more significant factors impacting the provision for credit losses and increase in the ACL for the three months ended March 31, 2024, were an increase in qualitative loss factors and risk rating migration, partially offset by an improved economic forecast.
The following table presents gross charge-offs during the three months ended March 31, 2024, by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$486	$—	$486
C&I	—	191	3,186	29	—	591	79	4,076
Franchise and equipment finance	—	—	—	—	—	790	—	790
Residential	—	—	—	—	—	34	—	34
	$—	$191	$3,186	$29	$—	$1,901	$79	$5,386
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Amount related to funded portion of loans	$15,805	$17,595
Amount related to off-balance sheet credit exposures	(520)	2,193
Total provision for credit losses	$15,285	$19,788
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity or potential disruptions in economic activity, health of the national, regional and to a lesser extent global economy, interest rates, industry trends, demographic trends, inflationary trends, including particularly for commercial real estate loans the cost of insurance, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values and related market dynamics. Particularly for the office sector, the evolving impact of hybrid and remote work on vacancies and valuations is a factor. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are one indicator of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
Commercial credit exposure based on internal risk rating (in thousands):

	March 31, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$138,654	$674,780	$1,191,170	$616,671	$458,186	$1,795,375	$234,279	$5,109,115
Special mention	—	19,073	38,869	—	33,037	45,521	3,480	139,980
Substandard	—	26,871	63,866	89,228	28,994	357,845	22,872	589,676
Total CRE	$138,654	$720,724	$1,293,905	$705,899	$520,217	$2,198,741	$260,631	$5,838,771
C&I
Pass	$359,240	$1,361,500	$1,295,020	$598,858	$339,439	$1,383,135	$2,707,719	$8,044,911
Special mention	—	—	57,796	22,851	—	55,134	77,741	213,522
Substandard	—	8,265	148,115	54,142	17,887	118,475	46,325	393,209
Doubtful	—	—	7,256	—	—	3,375	—	10,631
Total C&I	$359,240	$1,369,765	$1,508,187	$675,851	$357,326	$1,560,119	$2,831,785	$8,662,273
Pinnacle - municipal finance
Pass	$16,152	$158,857	$131,399	$72,274	$29,215	$456,899	$—	$864,796
Total Pinnacle - municipal finance	$16,152	$158,857	$131,399	$72,274	$29,215	$456,899	$—	$864,796
Franchise and equipment finance
Pass	$—	$6,374	$31,690	$70,206	$43,233	$125,526	$128	$277,157
Substandard	—	—	14,654	2,777	3,152	46,172	—	66,755
Doubtful	—	—	—	—	—	3,191	—	3,191
Total Franchise finance	$—	$6,374	$46,344	$72,983	$46,385	$174,889	$128	$347,103
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$452,087	$452,087
Special mention	—	—	—	—	—	—	4,298	4,298
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$456,385	$456,385

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

	December 31, 2023
	Amortized Cost By Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
CRE
Pass	$668,669	$1,268,313	$662,340	$493,675	$878,048	$1,064,601	$281,584	$5,317,230
Special mention	19,127	13,377	—	—	57,984	4,912	2,152	97,552
Substandard	—	42,997	2,103	29,180	186,368	142,049	1,754	404,451
Total CRE	$687,796	$1,324,687	$664,443	$522,855	$1,122,400	$1,211,562	$285,490	$5,819,233
C&I
Pass	$1,382,939	$1,423,581	$653,730	$337,322	$431,257	$1,040,101	$3,069,295	$8,338,225
Special mention	—	85,306	1,215	13,949	49,526	22,398	47,680	220,074
Substandard	3,841	70,731	86,747	16,063	20,757	91,844	44,633	334,616
Doubtful	—	10,580	—	—	4,229	—	—	14,809
Total C&I	$1,386,780	$1,590,198	$741,692	$367,334	$505,769	$1,154,343	$3,161,608	$8,907,724
Pinnacle - municipal finance
Pass	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Total Pinnacle - municipal finance	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Franchise and equipment finance
Pass	$6,569	$32,656	$74,170	$44,698	$76,144	$80,302	$201	$314,740
Special mention	—	—	—	2,279	—	—	—	2,279
Substandard	—	14,959	3,019	1,003	23,574	16,547	—	59,102
Doubtful	—	—	—	—	4,226	—	—	4,226
Total franchise finance	$6,569	$47,615	$77,189	$47,980	$103,944	$96,849	$201	$380,347
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$432,663	$432,663
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$432,663	$432,663
At March 31, 2024 and December 31, 2023, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans, in aggregate by risk rating category, at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Special mention	$357,800	$319,905
Substandard - accruing	966,129	711,266
Substandard - non-accruing	83,511	86,903
Doubtful	13,822	19,035
Total	$1,421,262	$1,137,109
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency status is updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the first quarter of 2024. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	March 31, 2024
	Amortized Cost By Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current	$45,089	$363,306	$1,093,852	$2,923,477	$839,473	$1,495,593	$6,760,790
30 - 59 Days Past Due	—	2,033	5,986	5,444	5,651	17,067	36,181
60 - 89 Days Past Due	—	—	1,058	—	—	221	1,279
90 Days or More Past Due	—	—	4,505	897	—	11,213	16,615
	$45,089	$365,339	$1,105,401	$2,929,818	$845,124	$1,524,094	$6,814,865

	December 31, 2023
	Amortized Cost By Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current	$363,123	$1,117,039	$2,965,840	$854,376	$296,146	$1,255,688	$6,852,212
30 - 59 Days Past Due	2,200	1,785	7,201	5,745	—	14,527	31,458
60 - 89 Days Past Due	—	2,116	1,465	—	143	2,728	6,452
90 Days or More Past Due	—	5,872	—	—	1,439	5,580	12,891
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	March 31, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$3,734	$63,498	$256,645	$1,190,472	$321,803	$484,128	$2,320,280
61% - 70%	8,295	67,262	276,274	804,309	216,282	351,977	1,724,399
71% - 80%	32,772	234,579	570,411	900,665	306,968	646,898	2,692,293
More than 80%	288	—	2,071	34,372	71	41,091	77,893
	$45,089	$365,339	$1,105,401	$2,929,818	$845,124	$1,524,094	$6,814,865

	December 31, 2023
	Amortized Cost By Origination Year
LTV	2023	2022	2021	2020	2019	Prior	Total
Less than 61%	$63,117	$260,403	$1,211,101	$326,771	$72,219	$428,451	$2,362,062
61% - 70%	67,146	280,602	813,682	221,091	71,652	293,784	1,747,957
71% - 80%	235,060	583,724	915,166	312,188	148,483	519,699	2,714,320
More than 80%	—	2,083	34,557	71	5,374	36,589	78,674
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	March 31, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$32,918	$262,572	$799,670	$2,340,757	$671,972	$1,071,738	$5,179,627
720 - 759	9,389	70,612	188,024	375,750	105,189	207,386	956,350
719 or less or not available	2,782	32,155	117,707	213,311	67,963	244,970	678,888
	$45,089	$365,339	$1,105,401	$2,929,818	$845,124	$1,524,094	$6,814,865

	December 31, 2023
	Amortized Cost By Origination Year
FICO	2023	2022	2021	2020	2019	Prior	Total
760 or greater	$253,774	$810,150	$2,378,572	$696,363	$203,966	$893,290	$5,236,115
720 - 759	78,882	194,135	392,179	99,412	50,984	210,663	1,026,255
719 or less or not available	32,667	122,527	203,755	64,346	42,778	174,570	640,643
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	March 31, 2024					December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
CRE	$5,827,723	$2,332	$—	$8,716	$5,838,771	$5,779,309	$27,918	$1,947	$10,059	$5,819,233
C&I	8,603,178	13,084	160	45,851	8,662,273	8,851,585	16,228	5,536	34,375	8,907,724
Pinnacle - municipal finance	864,796	—	—	—	864,796	884,690	—	—	—	884,690
Franchise and equipment finance	345,090	1,593	—	420	347,103	380,347	—	—	—	380,347
Mortgage warehouse lending	456,385	—	—	—	456,385	432,663	—	—	—	432,663
1-4 single family residential	6,760,790	36,181	1,279	16,615	6,814,865	6,852,212	31,458	6,452	12,891	6,903,013
Government insured residential	805,859	127,661	53,216	255,371	1,242,107	835,282	131,652	61,942	277,138	1,306,014
	$23,663,821	$180,851	$54,655	$326,973	$24,226,300	$24,016,088	$207,256	$75,877	$334,463	$24,633,684

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $37.8 million ($29.5 million of C&I and $8.3 million of CRE) and $39.7 million at March 31, 2024 and December 31, 2023, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $256 million and $278 million at March 31, 2024 and December 31, 2023, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$12,258	$1,891	$13,727	$1,947
C&I	62,445	9,303	68,533	14,078
Franchise and equipment finance	22,630	7,305	23,678	7,796
1-4 single family residential	17,847	—	20,513	—
	$115,180	$18,499	$126,451	$23,821
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $40.0 million and $41.8 million at March 31, 2024 and December 31, 2023, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three months ended March 31, 2024 and 2023. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.5 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$10,995	$10,995	$11,574	$11,574
C&I	45,379	34,711	36,401	25,821
Franchise and equipment finance	22,210	18,330	23,488	18,678
	$78,584	$64,036	$71,463	$56,073
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the three months ended March 31, 2024.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $238 million, of which $225 million was government insured at March 31, 2024, and $262 million, of which $250 million was government insured at December 31, 2023. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at March 31, 2024 and December 31, 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2024
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
CRE	$—	—%	$8,486	—%	$—	—%	$8,486
C&I	—	—%	1,743	—%	29	—%	1,772
Government insured residential	—	—%	14,422	1%	2,623	—%	17,045
	$—		$24,651		$2,652		$27,303

	Three Months Ended March 31, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
C&I	$—	—%	$4,918	—%	$—	—%	$4,918
1-4 single family residential	766	—%	—	—%	—	—%	766
Government insured residential	109	—%	36,920	2%	2,312	—%	39,341
	$875		$41,838		$2,312		$45,025

(1)Represents percentage of loans receivable in each category.
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended March 31, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 0.2 years to the term of the modified loans.
C&I	Added a weighted average 0.3 years to the term of the modified loans.
Government insured residential	Added a weighted average 11.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 21.2% to 5.0% and added a weighted average 2.2 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 6.8% to 6.4% and added a weighted average 3.7 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Three Months Ended March 31, 2023
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 3.8% to 3.1%.
Government insured residential	Reduced weighted average contractual interest rate from 4.8% to 3.8%.
Term Extension:
C&I	Added a weighted average 0.7 years to the term of the modified loans.
Government insured residential	Added a weighted average 9.6 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 5.8% to 4.9% and added a weighted average 6.9 years to the term of the modified loans.
The following tables present the aging at March 31, 2024, of loans that were modified within the previous 12 months, and at March 31, 2023, of loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 (in thousands):

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$8,486	$—	$—	$—	$8,486
C&I	3,953	—	—	—	3,953
Franchise and equipment finance	10,425	—	—	—	10,425
1-4 single family residential	74	—	—	—	74
Government insured residential	17,123	9,001	4,439	20,974	51,537
	$40,061	$9,001	$4,439	$20,974	$74,475

	March 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
C&I	$4,918	$—	$—	$—	$4,918
1-4 single family residential	766	—	—	—	766
Government insured residential	22,346	11,083	4,683	1,229	39,341
	$28,030	$11,083	$4,683	$1,229	$45,025
The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$—	$10,262	$—	$10,262

	Three Months Ended March 31, 2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$109	$5,070	$733	$5,912

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Note 5    Income Taxes
The Company’s effective income tax rate was 28.6% and 26.4% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2024 and 2023 primarily due to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax. The effective income tax rate for the three months ended March 31, 2024, also included the impact of a discrete item related to equity based compensation.
Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as (i) cash flow hedges with the objective of limiting the variability of interest payment cash flows and (ii) fair value hedges designed to hedge changes in the fair value of outstanding fixed rate instruments caused by fluctuations in the benchmark interest rate. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,855,000	$—	$(3,051)	$3,215,000	$—	$(1,048)
Interest rate caps purchased	200,000	9,647	—	200,000	10,157	—
Interest rate collar	125,000	—	(139)	125,000	84	—
Derivatives designated as fair value hedges:
Interest rate swaps	100,000	—	—	100,000	—	—
	$3,280,000	$9,647	$(3,190)	$3,640,000	$10,241	$(1,048)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
Derivatives designated as cash flow hedges
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Location of gain (loss) reclassified from AOCI into income:
Interest expense on borrowings	$15,712	$7,497
Interest expense on deposits	4,926	5,049
Interest income on loans	(816)	(392)
	$19,822	$12,154
During the three months ended March 31, 2024 and 2023, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of March 31, 2024, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $39.4 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Derivatives designated as fair value hedges
The amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings was insignificant for all applicable periods. The following table provides information about the hedged items related to derivatives designated as fair value hedges at the date indicated (in thousands):

	March 31, 2024	December 31, 2023	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	$100,000	Loans
Cumulative fair value hedging adjustments	$(1,022)	$(1,656)	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. The amortized cost basis of the closed portfolio used in this hedging relationship was $976 million and $992 million, respectively, at March 31, 2024 and December 31, 2023.
Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. The Company also purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives was not material for the three months ended March 31, 2024 and 2023.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$2,227,542	$93,495	$(6,958)	$2,166,813	$76,793	$(16,702)
Pay-variable interest rate swaps	2,227,542	6,958	(93,495)	2,166,813	16,702	(77,257)
Interest rate caps purchased	65,610	2,110	—	65,610	1,922	—
Interest rate caps sold	65,610	—	(2,110)	65,610	—	(1,922)
RPAs purchased	78,838	24	—	77,846	20	—
RPAs sold	335,868	—	(292)	284,910	—	(237)
	$5,001,010	$102,587	$(102,855)	$4,827,602	$95,437	$(96,118)

(1)Fair values of these derivatives are included in other assets and other liabilities in the consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

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
Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$105,252	$—	$105,252	$(10,148)	$(94,946)	$158
Derivative liabilities	(10,148)	—	(10,148)	10,148	—	—
	$95,104	$—	$95,104	$—	$(94,946)	$158

	December 31, 2023
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$88,956	$—	$88,956	$(15,154)	$(73,730)	$72
Derivative liabilities	(17,750)	—	(17,750)	15,154	2,596	—
	$71,206	$—	$71,206	$—	$(71,134)	$72
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$36,400	$(9,464)	$26,936	$101,265	$(26,329)	$74,936
Amounts reclassified to (gain) loss on investment securities available for sale, net	28	(7)	21	(752)	196	(556)
Net change in unrealized gains (losses) on investment securities available for sale	36,428	(9,471)	26,957	100,513	(26,133)	74,380
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	28,654	(7,450)	21,204	(2,926)	761	(2,165)
Amounts reclassified to interest expense on deposits	(4,926)	1,281	(3,645)	(5,049)	1,313	(3,736)
Amounts reclassified to interest expense on borrowings	(15,712)	4,085	(11,627)	(7,497)	1,949	(5,548)
Amounts reclassified to interest income on loans	816	(212)	604	392	(102)	290
Net change in unrealized gains (losses) on derivative instruments	8,832	(2,296)	6,536	(15,080)	3,921	(11,159)
Other comprehensive income	$45,260	$(11,767)	$33,493	$85,433	$(22,212)	$63,221
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Loss on Investment Securities Available for Sale	Unrealized Gain on Derivative Instruments	Total
Balance at December 31, 2023	$(395,746)	$38,325	$(357,421)
Other comprehensive income	26,957	6,536	33,493
Balance at March 31, 2024	$(368,789)	$44,861	$(323,928)

Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Other comprehensive income (loss)	74,380	(11,159)	63,221
Balance at March 31, 2023	$(424,531)	$49,847	$(374,684)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$130,290	$—	$130,290
U.S. Government agency and sponsored enterprise residential MBS	—	2,161,292	2,161,292
U.S. Government agency and sponsored enterprise commercial MBS	—	494,207	494,207
Private label residential MBS and CMOs	—	2,250,219	2,250,219
Private label commercial MBS	—	2,122,271	2,122,271
Single family real estate-backed securities	—	341,362	341,362
Collateralized loan obligations	—	1,076,492	1,076,492
Non-mortgage asset-backed securities	—	100,124	100,124
State and municipal obligations	—	106,713	106,713
SBA securities	—	98,465	98,465
Marketable equity securities	33,524	—	33,524
Derivative assets	—	112,234	112,234
Total assets at fair value	$163,814	$8,863,379	$9,027,193
Derivative liabilities	$—	$(106,045)	$(106,045)
Total liabilities at fair value	$—	$(106,045)	$(106,045)

	December 31, 2023
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$130,592	$—	$130,592
U.S. Government agency and sponsored enterprise residential MBS	—	1,924,207	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	—	497,859	497,859
Private label residential MBS and CMOs	—	2,295,730	2,295,730
Private label commercial MBS	—	2,198,743	2,198,743
Single family real estate-backed securities	—	366,255	366,255
Collateralized loan obligations	—	1,112,824	1,112,824
Non-mortgage asset-backed securities	—	102,780	102,780
State and municipal obligations	—	102,618	102,618
SBA securities	—	103,024	103,024
Marketable equity securities	32,722	—	32,722
Derivative assets	—	105,678	105,678
Total assets at fair value	$163,314	$8,809,718	$8,973,032
Derivative liabilities	$—	$(97,166)	$(97,166)
Total liabilities at fair value	$—	$(97,166)	$(97,166)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	March 31, 2024	December 31, 2023
Collateral dependent loans	$52,020	$50,885
OREO	1,260	29
	$53,280	$50,914
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$421,216	$421,216	$588,283	$588,283
Investment securities	1/2	$8,924,959	$8,924,912	$8,877,354	$8,877,281
Non-marketable equity securities	2	$252,609	$252,609	$310,084	$310,084
Loans, net	3	$24,008,744	$22,696,690	$24,430,995	$23,075,192
Derivative assets	2	$112,234	$112,234	$105,678	$105,678
Liabilities:
Demand, savings and money market deposits	2	$21,911,661	$21,911,661	$21,374,483	$21,374,483
Time deposits	2	$5,115,703	$5,079,472	$5,163,995	$5,133,119
FHLB advances	2	$3,905,000	$3,904,870	$5,115,000	$5,115,637
Notes and other borrowings	2	$708,978	$677,947	$708,973	$676,077
Derivative liabilities	2	$106,045	$106,045	$97,166	$97,166
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
March 31, 2024

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
Total lending related commitments outstanding at March 31, 2024 were as follows (in thousands):

Commitments to fund loans	$200,034
Unfunded commitments under lines of credit	5,068,914
Commercial and standby letters of credit	142,032
$5,410,980
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$6,560,926	—%	$7,458,221	—%
Interest bearing	3,584,363	3.76%	2,283,505	1.87%
Savings and money market	11,234,259	4.25%	12,145,922	3.06%
Time	5,231,178	4.45%	4,526,480	2.81%
	$26,610,726	3.18%	$26,414,128	2.05%

(1)Annualized.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2024

The following table presents maturities of time deposits as of March 31, 2024 (in thousands):

Maturing in:
2024	$4,325,792
2025	466,368
2026	322,827
2027	547
2028	164
Thereafter	5
$5,115,703
Included in deposits at March 31, 2024, are public funds deposits of $3.1 billion and brokered deposits of $5.2 billion.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest bearing demand	$33,507	$10,545
Savings and money market	118,639	91,724
Time	57,852	31,361
	$209,998	$133,630
Certain of our depositors participate in various customer rebate programs. During the three months ended March 31, 2024 and 2023, costs related to those programs totaled $14.0 million and $8.5 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2024 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future" and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by external circumstances outside the Company's direct control, such as adverse events impacting the financial services industry. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2023 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Overview
Net income for the three months ended March 31, 2024, was $48.0 million, or $0.64 per diluted share, compared to $52.9 million, or $0.70 per diluted share for the three months ended March 31, 2023. For the three months ended March 31, 2024, the annualized return on average stockholders' equity was 7.31% and the annualized return on average assets was 0.54%.
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
In response to evolving macro-environmental factors, we have established the following near-term strategic priorities for our Company:
•Improve the Bank's funding profile by growing core deposits and paying down higher cost wholesale funding;
•Improve the asset mix by re-positioning the balance sheet away from typically lower yielding transactional business such as residential mortgages and organically growing core commercial loans;
•Improve the net interest margin, largely a function of more profitable balance sheet composition;
•Maintain robust liquidity and capital;
•Continue to manage credit;
•Manage the rate of growth in operating expenses.
The three months ended March 31, 2024 embodied strong execution on these key strategic priorities:
◦The funding mix continued to improve as non-interest bearing demand deposits grew by $404 million for the three months ended March 31, 2024. Non-brokered deposits grew by $644 million and total deposits grew by $489 million. Non-interest bearing demand deposits represented 27% of total deposits at March 31, 2024, up from 26% at December 31, 2023.

◦Wholesale funding, including FHLB advances and brokered deposits, declined by $1.4 billion for the three months ended March 31, 2024.
◦Total loans declined by $407 million for the three months ended March 31, 2024. Strategically, the residential loan portfolio declined by $152 million. The C&I and commercial real estate portfolios declined by $226 million. This decline was related to expected seasonality as well as some notable unexpected paydowns and the decision to exit some non-relationship shared national credits.
◦The net interest margin, calculated on a tax-equivalent basis was relatively stable at 2.57% compared to 2.60% for the three months ended December 31, 2023. The net interest margin was 2.62% for the three months ended March 31, 2023.
◦Credit is favorable. The annualized net charge-off ratio for the three months ended March 31, 2024, was 0.02%. The NPA ratio at March 31, 2024 declined to 0.34%, including 0.11% related to the guaranteed portion of non-performing SBA loans, from 0.37%, including 0.12% related to the guaranteed portion of non-performing SBA loans at December 31, 2023.
◦Liquidity is ample. Total same day available liquidity was $14.8 billion, the available liquidity to uninsured, uncollateralized deposits ratio was 156% and an estimated 65% of our deposits were insured or collateralized at March 31, 2024.
◦Our capital position is robust. At March 31, 2024, CET1 was 11.6% and pro-forma CET1, including accumulated other comprehensive income, was 10.3%. The ratio of tangible common equity/tangible assets increased to 7.3%.
Quarterly Highlights:
•The average cost of total deposits increased to 3.18% for the three months ended March 31, 2024, from 2.96% for the immediately preceding three months ended December 31, 2023, and 2.05% for the three months ended March 31, 2023. The cost of deposits is showing signs of stabilizing. On a spot basis, the cost of total deposits was 3.17% at March 31, 2024 compared to 3.18% at December 31, 2023.
•Commercial real estate exposure is modest. Commercial real estate loans totaled 24% of loans at March 31, 2024, representing 166% of the Bank's total risk-based capital. By comparison, based on call report data as of December 31, 2023, (the most recent date available) for banks with between $10 billion and $100 billion in assets, the median level of CRE to total loans was 35% and the median level of CRE to total risk based capital was 225%.
•At March 31, 2024, the ratio of the ACL to total loans was 0.90% compared to 0.82% at December 31, 2023. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.42% at March 31, 2024 and the ACL to loans ratio for CRE office loans was 2.26%.
•Non-interest expense for the three months ended March 31, 2024 included an additional $5.2 million related to the FDIC special assessment announced in the fourth quarter of 2023.
•The net unrealized pre-tax loss on the AFS securities portfolio continued to improve, declining by $36 million for the three months ended March 31, 2024, now representing 5% of amortized cost. The duration of our AFS securities portfolio remained short at 1.85 at March 31, 2024. HTM securities were not significant.
•Book value and tangible book value per common share grew to $35.31 and $34.27, respectively, at March 31, 2024, from $34.66 and $33.62, respectively, at December 31, 2023.
•The Company increased its quarterly cash dividend by $0.02, to $0.29 per share, reflecting a 7% increase from the previous quarterly cash dividend of $0.27 per share.
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

The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets, by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets and liquidity considerations. The mix of funding sources is influenced by the Company's liquidity profile, management's assessment of the desire for lower cost funding sources weighed against relationships with customers, our ability to attract and retain core deposit relationships, competition for deposits in the Company's markets and the availability and pricing of other sources of funds.
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

	Three Months Ended March 31, 2024			Three Months Ended December 31, 2023			Three Months Ended March 31, 2023
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,337,440	$350,441	5.78%	$24,416,013	$349,603	5.69%	$24,724,296	$312,125	5.10%
Investment securities (3)	8,952,453	125,025	5.59%	8,850,397	126,870	5.73%	9,672,514	119,666	4.95%
Other interest earning assets	763,460	10,038	5.29%	801,833	10,957	5.42%	1,039,563	12,863	5.02%
Total interest earning assets	34,053,353	485,504	5.72%	34,068,243	487,430	5.70%	35,436,373	444,654	5.05%
Allowance for credit losses	(206,747)			(198,984)			(151,071)
Non-interest earning assets	1,589,333			1,715,795			1,793,000
Total assets	$35,435,939			$35,585,054			$37,078,302
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,584,363	$33,507	3.76%	$3,433,216	$31,978	3.70%	$2,283,505	$10,545	1.87%
Savings and money market deposits	11,234,259	118,639	4.25%	10,287,945	104,188	4.02%	12,145,922	91,724	3.06%
Time deposits	5,231,178	57,852	4.45%	5,225,756	56,667	4.30%	4,526,480	31,361	2.81%
Total interest bearing deposits	20,049,800	209,998	4.21%	18,946,917	192,833	4.04%	18,955,907	133,630	2.86%
Federal funds purchased	—	—	—%	—	—	—%	143,580	1,611	4.49%
FHLB advances	4,570,220	47,496	4.18%	5,545,978	64,034	4.58%	6,465,000	68,039	4.27%
Notes and other borrowings	709,017	9,123	5.15%	711,073	9,128	5.13%	720,906	9,262	5.14%
Total interest bearing liabilities	25,329,037	266,617	4.23%	25,203,968	265,995	4.19%	26,285,393	212,542	3.28%
Non-interest bearing demand deposits	6,560,926			6,909,027			7,458,221
Other non-interest bearing liabilities	906,266			903,099			821,419
Total liabilities	32,796,229			33,016,094			34,565,033
Stockholders' equity	2,639,710			2,568,960			2,513,269
Total liabilities and stockholders' equity	$35,435,939			$35,585,054			$37,078,302
Net interest income		$218,887			$221,435			$232,112
Interest rate spread			1.49%			1.51%			1.77%
Net interest margin			2.57%			2.60%			2.62%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.2 million for the three months ended March 31, 2024 and $3.3 million for both the three months ended December 31, 2023, and March 31, 2023. The tax-equivalent adjustment for tax-exempt investment securities was $0.8 million for the three months ended March 31, 2024, and $0.9 million for both the three months ended December 31, 2023 and March 31, 2023.
(2)Annualized.
(3)At fair value except for securities held to maturity.

Three months ended March 31, 2024 compared to the three months ended December 31, 2023
Net interest income, calculated on a tax-equivalent basis, was $218.9 million for the three months ended March 31, 2024, compared to $221.4 million for the three months ended December 31, 2023, a decrease of $2.5 million. The decrease in net interest income was comprised of decreases in tax-equivalent interest income of $1.9 million and increases in interest expense totaling $0.6 million, for the three months ended March 31, 2024, compared to the three months ended December 31, 2023. The net interest margin, calculated on a tax-equivalent basis, was 2.57% for the three months ended March 31, 2024, compared to 2.60% for the three months ended December 31, 2023.
Factors impacting the net interest margin for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, included:
•The tax-equivalent yield on loans increased to 5.78% for the three months ended March 31, 2024, from 5.69% for the three months ended December 31, 2023. This increase reflects the originations of new loans at higher rates, paydowns of lower rate loans and balance sheet repositioning.
•The tax-equivalent yield on investment securities decreased to 5.59% for the three months ended March 31, 2024, from 5.73% for the three months ended December 31, 2023. The primary driver of this decrease was routine accounting adjustments recorded in the three months ended December 31, 2023 related to prepayment speeds on certain securities; these adjustments positively impacted the yield for the three months ended December 31, 2023.
•The average rate paid on interest bearing deposits increased to 4.21% for the three months ended March 31, 2024, from 4.04% for the three months ended December 31, 2023. An increase in municipal money market deposits late in the fourth quarter of 2023 and CD repricing were contributing factors.
•The average rate paid on FHLB advances decreased to 4.18% for the three months ended March 31, 2024 from 4.58% for the three months ended December 31, 2023, primarily due to repayment of higher rate advances.
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net interest income, calculated on a tax-equivalent basis, was $218.9 million for the three months ended March 31, 2024, compared to $232.1 million for the three months ended March 31, 2023, a decrease of $13.2 million, comprised of increases in tax-equivalent interest income and interest expense of $40.9 million and $54.1 million, respectively. The increase in interest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflected rising yields on interest earning assets that more than offset the decline in average interest earning assets. Similarly, the increase in interest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, resulted from an increase in the cost of interest bearing liabilities that more than offset the decline in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.57% for the three months ended March 31, 2024, compared to 2.62% for the three months ended March 31, 2023. The increase in cost of deposits outpaced the increase in the yield on interest earning assets for the comparative periods. Increased yields on average interest earning assets as well as the increase in the cost of deposits reflected increasing market interest rates.
Further discussion of factors impacting the net interest margin for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 follows:
•The tax-equivalent yield on loans expanded to 5.78% for the three months ended March 31, 2024, from 5.10% for the three months ended March 31, 2023. Factors contributing to this increase were the resetting of variable rate loans at higher coupon rates, runoff of lower rate loans including residential mortgages and originations of new loans at higher prevailing rates and wider spreads. Average residential loans, which are generally lower-yielding, declined by $709 million while average commercial loans increased by $322 million for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023.
•The tax-equivalent yield on investment securities increased to 5.59% for the three months ended March 31, 2024, from 4.95% for the three months ended March 31, 2023. This increase resulted primarily from the reset of coupon rates on variable rate securities and to a lesser extent, purchases of higher-yielding securities and paydowns and sales of lower-yielding securities.

•The average cost of total deposits increased to 3.18% for the three months ended March 31, 2024, from 2.05% for the three months ended March 31, 2023. This increase resulted from increases in market interest rates and a shift from non-interest bearing deposits to interest bearing deposits.
•The average rate paid on FHLB advances decreased to 4.18% for the three months ended March 31, 2024, from 4.27% for the three months ended March 31, 2023, primarily due to repayment of higher rate advances.
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
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Amount related to funded portion of loans	$15,805	$17,595
Amount related to off-balance sheet credit exposures	(520)	2,193
Total provision for credit losses	$15,285	$19,788
The most significant factors impacting the provision for credit losses for the three months ended March 31, 2024, were an increase in qualitative loss factors, particularly related to the office CRE portfolio sub-segment, and risk rating migration, partially offset by an improved economic forecast.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Deposit service charges and fees	$5,499	$5,545
Gain (loss) on investment securities:
Net realized gain (loss) on sale of securities AFS	(28)	752
Net gain (loss) on marketable equity securities recognized in earnings	803	(13,301)
Gain (loss) on investment securities, net	775	(12,549)
Lease financing	11,440	13,109
Other non-interest income	9,163	10,430
	$26,877	$16,535
The losses on marketable equity securities during the three months ended March 31, 2023, were attributable to losses related to certain preferred equity investments.
The decrease in lease financing revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was attributable to the impact of the sale of some operating lease equipment, reducing the size of the portfolio.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee compensation and benefits	$75,920	$71,051
Occupancy and equipment	10,569	10,802
Deposit insurance expense	13,530	7,907
Professional fees	2,510	2,918
Technology	20,315	21,726
Depreciation of operating lease equipment	9,213	11,521
Other non-interest expense	27,183	26,855
Total non-interest expense	$159,240	$152,780
The increases in deposit insurance expense was primarily attributable to an additional $5.2 million related to an FDIC special assessment during the three months ended March 31, 2024.
The decline in depreciation of operating lease equipment for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily attributed to the reduction in operating lease equipment, corresponding to the decline in lease financing revenue.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Our funding profile has continued to improve. Total deposits grew by $489 million during the three months ended March 31, 2024, to $27.0 billion; non-brokered deposits grew by $644 million. Most of the increase in total deposits was in non-interest bearing demand deposits, which grew by $404 million, to 27% of total deposits. During the three months ended March 31, 2024, FHLB advances declined by $1.2 billion, as we paid down higher rate advances.
Total loans declined by $407 million during the three months ended March 31, 2024. As we continue to reposition the left side of the balance sheet, residential loans declined by $152 million; franchise, equipment, and municipal finance declined by an aggregate $53 million. The C&I and CRE portfolios declined by $226 million; while production was in line with expectations, seasonality, some unexpected paydowns and exits of some shared national credits contributed to this decline.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$139,868	$130,290	$139,858	$130,592
U.S. Government agency and sponsored enterprise residential MBS	2,193,543	2,161,292	1,962,658	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	559,069	494,207	561,557	497,859
Private label residential MBS and CMOs	2,543,764	2,250,219	2,596,231	2,295,730
Private label commercial MBS	2,191,733	2,122,271	2,282,833	2,198,743
Single family real estate-backed securities	356,205	341,362	383,984	366,255
Collateralized loan obligations	1,077,232	1,076,492	1,122,799	1,112,824
Non-mortgage asset-backed securities	103,594	100,124	106,095	102,780
State and municipal obligations	113,280	106,713	107,176	102,618
SBA securities	101,515	98,465	106,237	103,024
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,389,803	8,891,435	$9,379,428	8,844,632
Marketable equity securities		33,524		32,722
		$8,924,959		$8,877,354
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the effective duration of the investment portfolio was 1.86 years and the estimated weighted average life of the portfolio was 5.5 years as of March 31, 2024.
The investment securities AFS portfolio was in a net unrealized loss position of $498.4 million at March 31, 2024, compared to a net unrealized loss position of $534.8 million at December 31, 2023, improving by $36.4 million during the three months ended March 31, 2024. Net unrealized losses at March 31, 2024 included $6.4 million of gross unrealized gains and $504.8 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at March 31, 2024 had an aggregate fair value of $7.7 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. Market volatility and yield curve dislocations have also contributed to unrealized losses. None of the unrealized losses were attributable to credit loss impairments.

The ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

March 31, 2024	December 31, 2023
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
•Changes in external credit ratings;
•Relevant market data; and
•Estimated prepayments, defaults, and the value and performance of underlying collateral at the individual security level.
We regularly engage with bond managers to monitor trends in underlying collateral, including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.
We do not intend to sell securities in significant unrealized loss positions at March 31, 2024. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. The substantial majority of our investment securities are able to be pledged at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.

We have implemented a robust credit stress testing framework with respect to our non-agency securities. The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at March 31, 2024:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	85.4%	30.3	97.9	44.8	6.1
	AA	11.0%	30.5	74.3	37.8	6.7
	A	3.6%	25.1	51.6	38.0	8.6
Weighted average		100.0%	30.1	93.7	43.8	6.3

CLOs	AAA	82.8%	41.3	89.3	47.7	10.9
	AA	13.4%	30.8	42.8	35.8	8.4
	A	3.8%	34.0	34.3	34.1	9.7
Weighted average		100.0%	39.6	81.0	45.6	10.5

Private label residential MBS and CMOs	AAA	94.4%	1.2	92.2	17.8	2.2
	AA	4.1%	20.4	34.5	25.3	5.3
	A	1.5%	28.5	30.5	29.2	5.4
Weighted average		100.0%	2.4	88.9	18.3	2.4
While for some securities, we have seen an increase in stress scenario losses over the last year, the level of subordination continues to provide more than sufficient coverage of stress scenario collateral losses, further supporting our determination that none of our securities are credit loss impaired. The scenario used to project stress scenario losses is generally calibrated to the level of stress experienced in the Great Financial Crisis. For further discussion of our analysis of impaired investment securities AFS for credit loss impairment, see Note 3 to the consolidated financial statements.
We use third-party pricing services to assist us in estimating the fair value of investment securities. We perform a variety of procedures to ensure that we have a thorough understanding of the methodologies and assumptions used by the pricing services including obtaining and reviewing written documentation of the methods and assumptions employed, conducting interviews with valuation desk personnel, and reviewing model results and detailed assumptions used to value selected securities as considered necessary. Our classification of prices within the fair value hierarchy is based on an evaluation of the nature of the significant assumptions impacting the valuation of each type of security in the portfolio. We have established a robust price challenge process that includes a review by our treasury front office of all prices provided on a quarterly basis. Any price evidencing unexpected quarter over quarter fluctuations or deviations from our expectations based on recent observed trading activity and other information available in the marketplace that would impact the value of the security is challenged. Responses to the price challenges, which generally include specific information about inputs and assumptions incorporated in the valuation and their sources, are reviewed in detail. If considered necessary to resolve any discrepancies, a price will be obtained from additional independent valuation sources. We do not typically adjust the prices provided, other than through this established challenge process. Our primary pricing services utilize observable inputs when available, and employ unobservable inputs and proprietary models only when observable inputs are not available. As a matter of course, the services validate prices by comparison to recent trading activity whenever such activity exists. Quotes obtained from the pricing services are typically non-binding.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy.
For additional disclosure related to the fair values of investment securities, see Note 8 to the consolidated financial statements.

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of March 31, 2024. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	1.08%	4.47%	0.89%	—%	1.55%
U.S. Government agency and sponsored enterprise residential MBS	5.65%	5.90%	6.00%	5.89%	5.89%
U.S. Government agency and sponsored enterprise commercial MBS	2.86%	5.97%	3.30%	2.86%	3.83%
Private label residential MBS and CMOs	3.93%	3.88%	3.77%	3.98%	3.90%
Private label commercial MBS	6.46%	6.99%	1.90%	3.30%	6.64%
Single family real estate-backed securities	1.88%	3.85%	—%	—%	3.84%
Collateralized loan obligations	7.24%	7.47%	7.88%	—%	7.47%
Non-mortgage asset-backed securities	3.05%	6.08%	2.70%	—%	5.74%
State and municipal obligations	2.59%	4.20%	4.28%	—%	4.22%
SBA securities	6.20%	6.19%	6.13%	5.93%	6.17%
	5.27%	6.13%	4.34%	4.15%	5.48%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
	Total	Percent of Total	Total	Percent of Total
Non-owner occupied commercial real estate	$5,309,126	21.9%	$5,323,241	21.6%
Construction and land	529,645	2.2%	495,992	2.0%
Owner occupied commercial real estate	1,916,651	7.9%	1,935,743	7.9%
Commercial and industrial	6,745,622	27.9%	6,971,981	28.3%
Total C&I and CRE	14,501,044	59.9%	14,726,957	59.8%
Pinnacle - municipal finance	864,796	3.6%	884,690	3.6%
Franchise and equipment finance	347,103	1.4%	380,347	1.5%
Mortgage warehouse lending	456,385	1.9%	432,663	1.8%
Total commercial	16,169,328	66.8%	16,424,657	66.7%

1-4 single family residential	6,814,865	28.1%	6,903,013	28.0%
Government insured residential	1,242,107	5.1%	1,306,014	5.3%
Total residential	8,056,972	33.2%	8,209,027	33.3%
Total loans	24,226,300	100.0%	24,633,684	100.0%
Allowance for credit losses	(217,556)		(202,689)
Loans, net	$24,008,744		$24,430,995
Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, income-producing non-owner occupied commercial real estate, a smaller amount of construction loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases originated by Pinnacle and franchise and equipment finance loans and leases originated by Bridge.

The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

March 31, 2024	December 31, 2023
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
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at March 31, 2024 (dollars in thousands):

	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,790,541	31%	59%	24%	17%	1.66	65.3%
Warehouse/Industrial	1,287,570	23%	60%	9%	31%	2.03	51.7%
Multifamily	839,950	14%	48%	52%	—%	1.89	48.1%
Retail	820,983	14%	52%	31%	17%	1.66	59.5%
Hotel	488,263	8%	79%	3%	18%	2.12	46.9%
Construction and Land	529,645	9%	46%	49%	5%	N/A	N/A
Other	81,819	1%	71%	12%	17%	1.76	49.2%
	$5,838,771	100%	57%	26%	17%	1.83	56.5%

	Florida		NY Tri-State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.68	64.5%	1.61	61.6%
Warehouse/Industrial	2.13	50.0%	1.83	37.2%
Multifamily	2.46	45.3%	1.35	50.8%
Retail	1.82	58.6%	1.38	61.0%
Hotel	2.22	44.7%	2.37	21.4%
Other	1.94	47.3%	1.22	67.3%
	1.99	54.7%	1.50	55.4%
Geographic distribution in the tables above is based on location of the underlying collateral property. LTVs and DSCRs are based on the most recent available information; if current appraisals are not available, LTVs are adjusted by our models based on current and forecasted sub-market dynamics. DSCRs are calculated based on current contractually required payments, which in some cases may be interest only and on current levels of operating cash flows. DSCR calculations do not include pro-forma rental payments on in-place leases that are currently in initial rent abatement periods.
Included in New York tri-state multifamily loans in the tables above is approximately $121 million of rent regulated exposure as of March 31, 2024.
The following table presents the maturity profile of the CRE portfolio over the next 12 months by property type at March 31, 2024 (dollars in thousands):

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower as a % of Total Portfolio
Office	$341,925	19%	$120,952	7%
Warehouse/Industrial	87,580	7%	77,292	6%
Multifamily	105,983	13%	26,041	3%
Retail	106,151	13%	65,665	8%
Hotel	41,726	9%	17,244	4%
Construction and Land	205,050	39%	3,544	1%
Other	12,626	15%	12,626	15%
	$901,041	15%	$323,364	6%

The following table present scheduled maturities of the CRE portfolio by property type at March 31, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Office	$285,124	$398,862	$424,338	$223,952	$144,670	$313,595	$1,790,541
Warehouse/Industrial	77,331	164,897	383,656	294,282	144,975	222,429	1,287,570
Multifamily	59,582	125,327	164,167	159,249	107,955	223,670	839,950
Retail	95,458	149,292	231,254	72,613	186,213	86,153	820,983
Hotel	41,726	43,986	215,979	31,270	55,979	99,323	488,263
Construction and Land	182,801	149,004	82,014	42,578	—	73,248	529,645
Other	12,627	6,959	27,037	9,542	1,411	24,243	81,819
	$754,649	$1,038,327	$1,528,445	$833,486	$641,203	$1,042,661	$5,838,771
The office segment totaled $1.8 billion at March 31, 2024. Medical office comprised $309 million or 17% of the total office portfolio. The following charts present the sub-market geographic distribution of the Florida and NY tri-state office portfolios at March 31, 2024:

NY Tri-State by Sub-Market	Florida by Sub-Market
The New York tri-state market encompasses approximately 24% of the office segment, with $181 million of exposure in Manhattan. As of March 31, 2024, the Manhattan office portfolio was approximately 96% occupied with 4% rent rollover expected in the next twelve months. Substantially all of the Florida office portfolio is suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprised 17%, or $313 million of the segment, and exhibited no particular geographic concentration. Estimated rent rollover of the total office portfolio in the next 12 months is approximately 10%. Non-performing office loans were insignificant at March 31, 2024, totaling approximately $300 thousand. Also see the section entitled "Asset Quality" below.
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

The following table presents the exposure in the C&I portfolio by industry, at March 31, 2024 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,423,871	16.4%
Manufacturing	848,997	9.8%
Educational Services	742,564	8.6%
Utilities	676,705	7.8%
Wholesale Trade	662,536	7.6%
Health Care and Social Assistance	630,548	7.3%
Information	618,358	7.1%
Real Estate and Rental and Leasing	465,504	5.4%
Construction	433,161	5.0%
Transportation and Warehousing	426,863	4.9%
Retail Trade	335,443	3.9%
Professional, Scientific, and Technical Services	252,752	2.9%
Other Services (except Public Administration)	250,096	2.9%
Public Administration	245,234	2.8%
Arts, Entertainment, and Recreation	226,423	2.6%
Administrative and Support and Waste Management	196,804	2.3%
Accommodation and Food Services	158,260	1.8%
Other	68,154	0.9%
	$8,662,273	100.0%

(1)    Includes $1.9 billion of owner occupied real estate.
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides franchise and equipment financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two divisions. The franchise finance division portfolio includes franchise acquisition, expansion and equipment financing facilities, typically extended to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 43% and 52% of the portfolio, respectively, at March 31, 2024. The equipment finance division portfolio includes primarily transportation equipment finance facilities utilizing a variety of loan and lease structures. Franchise and equipment finance have been strategically de-emphasized due to their current risk/return profile, including the lack of significant deposit business with these customers. We do not expect significant new loan originations in these segments.
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
1-4 single family residential	$6,814,865	$6,903,013
Government insured residential	1,242,107	1,306,014
	$8,056,972	$8,209,027
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2024, $1.0 billion or 15% were secured by investor-owned properties.

The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations upon default (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.2 billion at March 31, 2024. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

March 31, 2024	December 31, 2023
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
	Total	Percent of Total	Total	Percent of Total
California	$2,128,701	31.2%	$2,171,802	31.5%
New York	1,335,323	19.6%	1,344,205	19.5%
Florida	490,354	7.2%	501,744	7.3%
Illinois	354,915	5.2%	358,512	5.2%
Virginia	319,126	4.7%	312,384	4.5%
Others	2,186,446	32.1%	2,214,366	32.0%
	$6,814,865	100.0%	$6,903,013	100.0%

Operating lease equipment, net
Operating lease equipment, net declined by $43 million during the three months ended March 31, 2024 to $329 million as a result of disposals. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
The charts below present operating lease equipment by type at the dates indicated:

March 31, 2024	December 31, 2023
Bridge had exposure to the energy industry of $147 million at March 31, 2024. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $139 million, consisting primarily of railcars serving the petroleum industry.
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

The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	March 31, 2024				December 31, 2023
	CRE	Percent of CRE Loans	Total Commercial	Percent of Commercial Loans	CRE	Percent of CRE Loans	Total Commercial	Percent of Commercial Loans
Pass	$5,109,115	87.5%	$14,748,066	91.2%	$5,317,230	91.4%	$15,287,548	93.2%
Special mention	139,980	2.4%	357,800	2.2%	97,552	1.7%	319,905	1.9%
Substandard accruing	577,418	9.9%	966,129	6.0%	390,724	6.7%	711,266	4.3%
Substandard non-accruing	12,258	0.2%	83,511	0.5%	13,727	0.2%	86,903	0.5%
Doubtful	—	—%	13,822	0.1%	—	—%	19,035	0.1%
	$5,838,771	100.0%	$16,169,328	100.0%	$5,819,233	100.0%	$16,424,657	100.0%
The $255 million increase in the substandard accruing category for the quarter ended March 31, 2024 included $187 million of CRE, $115 million of which was office exposure (including construction loans). All of these loans continue to perform. Factors contributing to risk rating migration in the office portfolio included rent abatement periods, delays in completing build-out of leased space and in some cases what we expect to be temporarily lower occupancy levels. In the current market, when office space is leased to new tenants, landlords frequently provide initial rent abatement periods. During these rent abatement periods, we do not include pro-forma rental payments to be made in the future under the terms of new leases, in operating cash flows for the purposes of determining risk ratings.
The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	March 31, 2024		December 31, 2023
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$18,809	3.9%	$15,712	3.2%
Retail	—	—%	36,000	4.4%
Office	95,595	5.3%	45,840	2.6%
Construction and land	25,576	4.8%	—	—%
	139,980		97,552
Owner occupied commercial real estate	6,691	0.3%	22,150	1.1%
Commercial and industrial	206,831	3.1%	197,924	2.8%
Franchise and equipment finance	—	—%	2,279	1.2%
Mortgage warehouse lending	4,298	0.9%	—	—%
	$357,800		$319,905

Substandard accruing:
CRE
Hotel	$40,529	8.3%	$41,805	8.5%
Retail	95,717	11.7%	53,205	6.5%
Multi-family	123,681	14.7%	115,755	13.8%
Office	196,317	11.0%	100,307	5.7%
Construction and land	118,434	22.4%	76,883	15.5%
Other	2,740	3.3%	2,769	3.4%
	577,418		390,724
Owner occupied commercial real estate	97,072	5.1%	71,908	3.7%
Commercial and industrial	244,323	3.6%	208,984	3.0%
Franchise and equipment finance	47,316	13.6%	39,650	10.4%
	$966,129		$711,266

The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Commercial Real Estate(1)	Commercial(1)(2)

(1)Excludes SBA
(2)Includes Pinnacle and franchise and equipment finance
The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

March 31, 2024	December 31, 2023

The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial(1)

(1)Includes Pinnacle and franchise and equipment finance
Residential Loans
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at March 31, 2024:

FICO Distribution	LTV Distribution	Vintage

The following graph present delinquency trends for residential loans, excluding government insured residential loans, over the periods indicated (in millions):

Residential
FICO scores are generally updated semi-annually and were most recently updated in the first quarter of 2024. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At March 31, 2024, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investment properties.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $24 million were internally risk rated substandard at March 31, 2024. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three months ended March 31, 2024 and 2023.
Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding PCD loans for which management has a reasonable basis for an expectation about future cash flows and government insured residential loans, and (iii) OREO and other non-performing assets.
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2024	December 31, 2023
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$12,258	$13,727
Owner occupied commercial real estate	12,519	13,626
Commercial and industrial	49,926	54,907
Franchise and equipment finance	22,630	23,678
Total commercial loans	97,333	105,938
Residential	17,847	20,513
Total non-accrual loans	115,180	126,451
Loans past due 90 days and still accruing	593	593
Total non-performing loans	115,773	127,044
OREO and other non-performing assets	3,168	3,536
Total non-performing assets	$118,941	$130,580

Non-performing loans to total loans (1)	0.48%	0.52%
Non-performing assets to total assets (1)	0.34%	0.37%
ACL to total loans	0.90%	0.82%
Commercial ACL to commercial loans (2)	1.42%	1.29%
ACL to non-performing loans	187.92%	159.54%
Net charge-offs to average loans (3)	0.02%	0.09%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $40.0 million or 0.16% of total loans and 0.11% of total assets, at March 31, 2024, and $41.8 million or 0.17% of total loans and 0.12% of total assets, at December 31, 2023.
(2)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(3)    Annualized for the three months ended March 31, 2024.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $255 million and $277 million at March 31, 2024 and December 31, 2023, respectively.
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
Franchise and Equipment
C&I
CRE
Residential and Other Consumer
$205
$16
$46
$35
$65
$24
$19
$244
$16
$51
$45
$43
$60
$29
$206
$10
$46
$33
$58
$30
$29
$105
$9
$40
$13
$22
$21
$127
$6
$42
$24
$34
$21
$116
$5
$40
$23
$30
$18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
03/31/24

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

Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given a level of continued uncertainty about the general economy, evolving dynamics in some segments of the commercial real estate market, particularly the office sector, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. If commercial real estate market dynamics in our primary markets worsen beyond our current expectations, the ACL and the provision for credit losses will increase in the future. Changes in the ACL may result from changes in current economic conditions including but not limited to unanticipated changes in interest rates or inflationary pressures, changes in our economic forecast, loan portfolio composition, commercial and residential real estate market dynamics and other circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At March 31, 2024 and December 31, 2023, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
See Note 1 to the consolidated financial statements of the Company's 2023 Annual Report on Form 10-K for more detailed information about our ACL methodology and related accounting policies.

The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I(2)	Pinnacle - municipal Finance	Franchise and Equipment Finance	Residential	Total
Balance at December 31, 2022	$24,751	$97,190	$173	$14,091	$11,741	$147,946
Impact of adoption of ASU 2022-02	—	(1,671)	—	(6)	(117)	(1,794)
Balance at January 1, 2023	24,751	95,519	173	14,085	11,624	146,152
Provision for (recovery of) credit losses	1,298	16,174	5	(52)	170	17,595
Charge-offs	(35)	(1,597)	—	(6,267)	—	(7,899)
Recoveries	31	2,886	—	24	3	2,944
Balance at March 31, 2023	$26,045	$112,982	$178	$7,790	$11,797	$158,792

Balance at December 31, 2023	$41,338	$142,622	$243	$10,855	$7,631	$202,689
Provision for (recovery of) credit losses	20,176	(2,725)	(23)	(649)	(974)	15,805
Charge-offs	(486)	(4,076)	—	(790)	(34)	(5,386)
Recoveries	50	4,394	—	—	4	4,448
Balance at March 31, 2024	$61,078	$140,215	$220	$9,416	$6,627	$217,556

Net Charge-offs to Average Loans (1)
Three Months Ended March 31, 2023	—%	(0.06)%	—%	5.81%	—%	0.08%
Three Months Ended March 31, 2024	0.03%	(0.01)%	—%	0.87%	—%	0.02%

(1)Annualized.
(2)Includes mortgage warehouse lending.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
	Total	%(1)	Total	%(1)
Non-owner occupied commercial real estate	$48,551	21.9%	$32,810	21.6%
Construction and land	12,527	2.2%	8,528	2.0%
CRE	61,078		41,338

Owner occupied commercial real estate	17,369	7.9%	17,642	7.9%
Commercial and industrial(2)	122,846	29.8%	124,980	30.1%
Pinnacle - municipal finance	220	3.6%	243	3.6%
Franchise and equipment finance	9,416	1.4%	10,855	1.5%
	149,851		153,720
Residential	6,627	33.2%	7,631	33.3%
	$217,556	100.0%	$202,689	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.
(2)Includes mortgage warehouse lending.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	March 31, 2024	December 31, 2023
Commercial:
CRE	1.05%	0.71%
C&I	1.62%	1.60%
Franchise and equipment finance	2.71%	2.85%
Total commercial (1)	1.42%	1.29%
Pinnacle - municipal finance	0.03%	0.03%
Residential and MWL	0.08%	0.09%
	0.90%	0.82%

ACL to non-performing loans	187.92%	159.54%

(1)For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
Factors contributing to the change in the ACL during the three months ended March 31, 2024, are depicted in the chart below (dollars in millions):

$202.7
Risk Rating Migration and Specific Reserves
$6.4
Economic Forecast
$(8.6)
• Current market adjustment
• Scenario weighting
• Changes to forward path of forecast
Net Charge-Offs
$(1.0)
Portfolio and Other
$(3.4)
• New loans net of pay-downs
• Portfolio and Assumption changes
Change in Qualitative Overlay
$21.5
• Largest component related to office CRE
$217.6
ACL 12/31/23
ACL 03/31/24
% of Total Loans
0.82%
0.90%

Changes in the ACL during the three months ended March 31, 2024
As depicted in the chart above, the most significant drivers of the increase in the ACL from December 31, 2023, to March 31, 2024, were (i) an increase in qualitative loss factors, with the majority related to office CRE and (ii) risk rating migration, partially offset by (iii) an overall improvement in current economic conditions and the economic forecast. At March 31, 2024, the ratio of the ACL to loans was 0.90% compared to 0.82% at December 31, 2023. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, and franchise and equipment finance was 1.42% at March 31, 2024 and the ACL to loans ratio for CRE office loans was 2.26%. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment increased by $19.7 million during the three months ended March 31, 2024, from 0.71% to 1.05% of loans. The most significant reasons for the increase in the ACL for this segment were an increase in qualitative loss factors, related primarily to office CRE, and risk rating migration.

•For the commercial and industrial sub-segment, including owner-occupied commercial real estate, the ACL coverage ratio increased from 1.60% to 1.62% of loans. This increase was primarily driven by risk rating migration and qualitative loss factors, partially offset by an improved economic forecast.
•The ACL for the residential segment decreased by $1.0 million during the three months ended March 31, 2024, from 0.09% to 0.08% of loans primarily due to the improved economic forecast.
The estimate of the ACL at March 31, 2024, was informed by forecasted economic scenarios published in March 2024, a wide variety of additional economic data, information about borrower financial condition and collateral values and other relevant information. The quantitative portion of the ACL at March 31, 2024, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed equally to the downside and upside scenarios. The economic variables that impacted the ACL for the three months ended March 31, 2024, included assumptions about interest rates and spreads, commercial property forecasts, the forecasted trajectory of regional unemployment and performance of the stock market.
Some of the high level data points informing the baseline scenario, which was the scenario most heavily weighted, used in estimating the quantitative portion of the ACL at March 31, 2024, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.1% and
•Annualized growth in national GDP troughing at 1.3% in the baseline.
The above unemployment and GDP growth assumptions are provided to give a high level overview of the nature and severity of the baseline economic forecast scenario used in estimating the ACL. Numerous additional variables and assumptions not explicitly stated, including but not limited to detailed commercial property forecasts, projected stock market volatility indices and a variety of assumptions about market interest rates and spreads also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level, most of the economic variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The Company has a diverse deposit book by industry sector. Our largest industry vertical at March 31, 2024, was the title insurance vertical, with approximately $3.1 billion in total deposits. Approximately 62% of our total deposits were commercial or municipal deposits at March 31, 2024.
The following table presents information about the Company's insured and collateralized deposits as of March 31, 2024 (dollars in thousands):

Total deposits	$27,027,364

Estimated amount of uninsured deposits	$12,777,304
Less: collateralized deposits	(3,047,517)
Less: affiliate deposits	(285,930)
Adjusted uninsured deposits	$9,443,857
Estimated insured and collateralized deposits	$17,583,507

Insured and collateralized deposits to total deposits	65%

The estimated amount of uninsured deposits at March 31, 2024 and 2023, was $12.8 billion and $12.4 billion, respectively. Collateralized and affiliate deposits are included in these amounts. Time deposit accounts with balances of $250,000 or more totaled $900 million and $941 million at March 31, 2024 and December 31, 2023, respectively. The following table shows scheduled maturities of uninsured time deposits as of March 31, 2024 (in thousands):

Three months or less	$143,984
Over three through six months	211,281
Over six through twelve months	457,653
Over twelve months	4,907
$817,825
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance of outstanding FHLB advances, as of March 31, 2024 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2024 - One month or less	$3,170,000	5.47%
2024 - Over one month	735,000	5.50%
Total contractual balance outstanding	$3,905,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of March 31, 2024 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2024	$325,000	2.74%
2025	625,000	2.74%
2026	1,430,000	3.50%
Thereafter	25,000	2.50%
	$2,405,000	3.19%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.

Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$388,479	$388,479
Unamortized discount and debt issuance costs	(1,462)	(1,676)
	387,017	386,803
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(4,189)	(4,331)
	295,811	295,669
Total notes	682,828	682,472
Finance leases	26,150	26,501
Notes and other borrowings	$708,978	$708,973
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests in both normal operating and stressed environments, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio, its amortizing loan portfolio and FHLB advances. FRB discount window borrowings, repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the three months ended March 31, 2024 and 2023, net cash provided by operating activities was $66 million and $141 million, respectively.
Same day available liquidity includes cash, secured funding such as borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve, and unencumbered securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios, and the sale of investment securities. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans.

The following chart presents the components of same day available liquidity at March 31, 2024 and December 31, 2023 (in millions):

Same Day Available Liquidity

$14,766
$13,644
$1,215
$1,119
$7,233
$7,365
$5,911
$4,587
$573
$407
12/31/23
03/31/24
Cash
FHLB Capacity
Capacity at the Fed
Unencumbered Securities

At March 31, 2024, the Bank had total same day available liquidity of approximately $14.8 billion, consisting of cash of $407 million, borrowing capacity at the Federal Home Loan Bank of $5.9 billion, borrowing capacity at the FRB of $7.2 billion and unencumbered securities of $1.2 billion. The increase in same day available liquidity as compared to December 31, 2023 reflected the decline in outstanding FHLB advances, increasing FHLB capacity. At March 31, 2024, the ratio of estimated insured and collateralized deposits to total deposits was 65%, compared to 66% at December 31, 2023, and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 156% compared to 152% at December 31, 2023. As a commercially focused bank, due to the inherent nature of commercial deposits, a significant portion of our deposits are uninsured. We continue to market and educate our customers about products that enable them to obtain FDIC insurance on certain deposits exceeding the standard single depositor insurance limit, have implemented single depositor concentration limits and reduced or eliminated exposure to sectors or depositors that evidenced higher volatility following the events of early 2023.
Our ALM policy establishes limits or operating risk thresholds for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. Some of the measures currently used to dimension liquidity risk and manage liquidity are the ratio of available liquidity to uninsured/non-collateralized deposits, the ratio of wholesale funding to total assets, the ratio of available operational liquidity (which excludes availability at the FRB) to volatile liabilities, a liquidity stress test coverage ratio, the loan to deposit ratio, a one-year liquidity ratio, a measure of available on-balance sheet liquidity, the ratio of FHLB advances to total assets, large depositor concentrations and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. We also have single depositor relationship limits.
The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	March 31, 2024	Policy Limit
Available liquidity to uninsured/non-collateralized deposits	156%	<100%
Wholesale funding/total assets	28.4%	<37.5%

	March 31, 2024	Operating Threshold
Available operational liquidity/volatile liabilities	2.29x	≥1.30x
Liquidity stress test coverage ratio	1.69x	≥1.50x
FHLB advances/total assets	13.7%	≤20%
One year liquidity ratio	2.11x	≥1.00x
Loan to deposit ratio	89.6%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	13.4%	≤15%
Non interest-bearing demand deposits/total deposits	26.8%	≥20%
Available on-balance sheet liquidity	7.1%	≥5%
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2024 and December 31, 2023, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2024 (dollars in thousands):

	March 31, 2024
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,889,807	8.05%	N/A (1)	N/A (1)	$1,435,445	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,889,807	11.58%	$1,622,379	6.50%	$1,123,186	4.50%	$1,747,178	7.00%
Tier 1 risk-based capital	$2,889,807	11.58%	$1,996,774	8.00%	$1,497,581	6.00%	$2,121,573	8.50%
Total risk-based capital	$3,412,100	13.67%	$2,495,968	10.00%	$1,996,774	8.00%	$2,620,766	10.50%
BankUnited:
Tier 1 leverage	$3,341,838	9.32%	$1,792,209	5.00%	$1,433,767	4.00%	N/A	N/A
CET1 risk-based capital	$3,341,838	13.41%	$1,619,570	6.50%	$1,121,241	4.50%	$1,744,153	7.00%
Tier 1 risk-based capital	$3,341,838	13.41%	$1,993,317	8.00%	$1,494,988	6.00%	$2,117,900	8.50%
Total risk-based capital	$3,564,131	14.30%	$2,491,647	10.00%	$1,993,317	8.00%	$2,616,229	10.50%

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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on a consensus forward curve versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, our interest rate risk management policy framework is based on modeling instantaneous rate shocks to a static balance sheet, assuming that maturing instruments are replaced with like instruments at forward rates, of plus and minus 100, 200, 300 and 400 basis point parallel shifts. In lower interest rate environments, we may not model more extreme declining rate scenarios and in certain macro-environments, we may model shocks of more than 400 basis points. Our ALM policy has established limits for the plus and minus 100 and 200 basis points shock scenarios. We also model a variety of dynamic balance sheet scenarios, various yield curve slopes, non-parallel shifts and alternative depositor behavior, beta and decay assumptions. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at March 31, 2024 and December 31, 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at March 31, 2024 - increase (decrease)
In year 1	(5.2)%	(1.8)%	1.5%	2.7%
In year 2	(5.3)%	(2.0)%	0.6%	1.0%
Model Results at December 31, 2023 - increase (decrease)
In year 1	(4.7)%	(1.6)%	1.0%	2.1%
In year 2	(6.0)%	(2.3)%	1.5%	2.0%
The following table illustrates the modeled change in EVE in the indicated scenarios at March 31, 2024 and December 31, 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at March 31, 2024 - increase (decrease):	19.3%	11.8%	(8.7)%	(17.8)%
Model Results at December 31, 2023 - increase (decrease):	15.2%	9.5%	(8.8)%	(17.4)%

All of the modeled results at March 31, 2024, are within ALM policy limits. Many assumptions were used by the Company to calculate the impact of changes in interest rates on forecasted net interest income and EVE, including the change in rates. Actual results may not be similar to the Company’s projections due to several factors including the timing and frequency of rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds and the shape of the yield curve. Actual results may also differ due to the Company’s actions, if any, in response to changing rates and conditions or changes in balance sheet composition.
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
The following table provides information about the Company's derivatives designated as hedging instruments as of March 31, 2024 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$2,405,000	3.19%	Daily SOFR	1.8
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	250,000	1.38%	Fed Funds Effective Rate	0.8
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	200,000	Term SOFR	3.72%	2.1
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	200,000	0.88%		1.2
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	2.4
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	100,000	1.94%	Daily SOFR	0.3
		$3,280,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.
In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at March 31, 2024, was $672 million. The short duration of our AFS investment portfolio (1.85 at March 31, 2024) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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

	March 31, 2024	December 31, 2023
Total stockholders’ equity	$2,640,392	$2,577,921
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,562,755	$2,500,284

Common shares issued and outstanding	74,772,706	74,372,505

Book value per common share	$35.31	$34.66

Tangible book value per common share	$34.27	$33.62

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
During the quarter ended March 31, 2024, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.   Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2024.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.   Other Information
During the three months ended March 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of April 2024.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer