Form 10-Q
period 2024-06-30
BankUnited, Inc.
filed 2024-08-05
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of July 31, 2024 was 74,753,896.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2024

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
ii

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

PART I
Item 1.  Financial Statements and Supplementary Data

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks:
Non-interest bearing	$12,631	$14,945
Interest bearing	420,821	573,338
Cash and cash equivalents	433,452	588,283
Investment securities (including securities reported at fair value of $8,936,449 and $8,867,354)	8,946,449	8,877,354
Non-marketable equity securities	223,159	310,084
Loans	24,628,484	24,633,684
Allowance for credit losses	(225,698)	(202,689)
Loans, net	24,402,786	24,430,995
Bank owned life insurance	297,827	318,459
Operating lease equipment, net	266,815	371,909
Goodwill	77,637	77,637
Other assets	779,781	786,886
Total assets	$35,427,906	$35,761,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,065,209	$6,835,236
Interest bearing	3,771,793	3,403,539
Savings and money market	11,463,211	11,135,708
Time	4,463,394	5,163,995
Total deposits	27,763,607	26,538,478
FHLB advances	3,285,000	5,115,000
Notes and other borrowings	708,835	708,973
Other liabilities	971,116	821,235
Total liabilities	32,728,558	33,183,686

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,758,609 and 74,372,505 shares issued and outstanding	748	744
Paid-in capital	290,719	283,642
Retained earnings	2,709,503	2,650,956
Accumulated other comprehensive loss	(301,622)	(357,421)
Total stockholders' equity	2,699,348	2,577,921
Total liabilities and stockholders' equity	$35,427,906	$35,761,607

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans	$350,604	$326,153	$697,861	$634,948
Investment securities	123,708	120,604	247,887	239,362
Other	8,986	16,664	19,024	29,527
Total interest income	483,298	463,421	964,772	903,837
Interest expense:
Deposits	208,091	156,868	418,089	290,498
Borrowings	49,185	92,675	105,804	171,587
Total interest expense	257,276	249,543	523,893	462,085
Net interest income before provision for credit losses	226,022	213,878	440,879	441,752
Provision for credit losses	19,538	15,517	34,823	35,305
Net interest income after provision for credit losses	206,484	198,361	406,056	406,447
Non-interest income:
Deposit service charges and fees	4,909	5,182	10,222	10,515
Gain (loss) on investment securities, net	421	993	1,196	(11,556)
Lease financing	5,640	12,519	17,080	25,628
Other non-interest income	13,215	6,793	22,564	17,435
Total non-interest income	24,185	25,487	51,062	42,022
Non-interest expense:
Employee compensation and benefits	75,588	67,414	151,508	138,465
Occupancy and equipment	10,973	11,043	21,542	21,845
Deposit insurance expense	8,530	7,597	22,060	15,504
Professional fees	4,497	3,518	7,007	6,436
Technology	20,567	20,437	40,882	42,163
Depreciation of operating lease equipment	7,896	11,232	17,109	22,753
Other non-interest expense	29,655	23,977	56,838	50,832
Total non-interest expense	157,706	145,218	316,946	297,998
Income before income taxes	72,963	78,630	140,172	150,471
Provision for income taxes	19,230	20,634	38,459	39,593
Net income	$53,733	$57,996	$101,713	$110,878
Earnings per common share, basic	$0.72	$0.78	$1.36	$1.49
Earnings per common share, diluted	$0.72	$0.78	$1.36	$1.48

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$53,733	$57,996	$101,713	$110,878
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	26,780	(18,365)	53,716	56,571
Reclassification adjustment for net securities gains realized in income	(259)	(627)	(238)	(1,183)
Net change in unrealized gains (losses) on securities available for sale	26,521	(18,992)	53,478	55,388
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	7,545	32,353	28,749	30,188
Reclassification adjustment for net gains realized in income	(11,760)	(11,239)	(26,428)	(20,233)
Net change in unrealized gains (losses) on derivative instruments	(4,215)	21,114	2,321	9,955
Other comprehensive income	22,306	2,122	55,799	65,343
Comprehensive income	$76,039	$60,118	$157,512	$176,221

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$101,713	$110,878
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(7,266)	(5,114)
Provision for credit losses	34,823	35,305
(Gain) loss on investment securities, net	(1,196)	11,556
Share based compensation	10,582	10,150
Depreciation and amortization	28,814	38,240
Deferred income taxes	(25,150)	2,143
Proceeds from sale of loans held for sale, net	75,460	196,256
Other:
(Increase) decrease in other assets	4,582	(23,130)
(Decrease) increase in other liabilities	(20,182)	47,290
Net cash provided by operating activities	202,180	423,574

Cash flows from investing activities:
Purchases of investment securities	(624,636)	(113,800)
Proceeds from repayments and calls of investment securities	640,468	551,928
Proceeds from sale of investment securities	115,249	233,143
Purchases of non-marketable equity securities	(203,775)	(284,750)
Proceeds from redemption of non-marketable equity securities	290,700	261,163
Purchases of loans	(126,983)	(340,694)
Loan originations and repayments, net	14,944	363,132
Proceeds from sale of loans, net	37,630	32,500
Proceeds from surrender of BOLI	32,144	—
Disposition of operating lease equipment	98,357	2,362
Other investing activities	(13,072)	(14,435)
Net cash provided by investing activities	261,026	690,549

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from financing activities:
Net increase (decrease) in deposits	1,225,129	(1,670,682)
Net decrease in federal funds purchased	—	(190,000)
Additions to FHLB borrowings	485,000	2,015,000
Repayments of FHLB borrowings	(2,315,000)	(1,460,000)
Dividends paid	(42,239)	(38,983)
Repurchase of common stock	—	(55,154)
Other financing activities	29,073	14,218
Net cash used in financing activities	(618,037)	(1,385,601)
Net decrease in cash and cash equivalents	(154,831)	(271,478)
Cash and cash equivalents, beginning of period	588,283	572,647
Cash and cash equivalents, end of period	$433,452	$301,169

Supplemental disclosure of cash flow information:
Interest paid	$534,276	$418,168
Income taxes paid	$46,831	$8,827

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$113,536	$228,695
Transfers from operating lease equipment to equipment held for sale	$21,842	$—
Dividends declared, not paid	$21,633	$20,051
Unsettled securities trades, net	$133,922	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2024	74,772,706	$748	$286,169	$2,677,403	$(323,928)	$2,640,392
Comprehensive income	—	—	—	53,733	22,306	76,039
Dividends ($0.29 per common share)	—	—	—	(21,633)	—	(21,633)
Equity based compensation, net of shares forfeited and surrendered	(14,097)	—	4,550	—	—	4,550
Balance at June 30, 2024	74,758,609	$748	$290,719	$2,709,503	$(301,622)	$2,699,348

Balance at March 31, 2023	74,423,365	$744	$269,353	$2,585,981	$(374,684)	$2,481,394
Comprehensive income	—	—	—	57,996	2,122	60,118
Dividends ($0.27 per common share)	—	—	—	(20,051)	—	(20,051)
Equity based compensation, net of shares forfeited and surrendered	6,583	—	4,849	—	—	4,849
Balance at June 30, 2023	74,429,948	$744	$274,202	$2,623,926	$(372,562)	$2,526,310

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	74,372,505	$744	$283,642	$2,650,956	$(357,421)	$2,577,921
Comprehensive income	—	—	—	101,713	55,799	157,512
Dividends ($0.58 per common share)	—	—	—	(43,166)	—	(43,166)
Equity based compensation, net of shares forfeited and surrendered	386,104	4	7,077	—	—	7,081
Balance at June 30, 2024	74,758,609	$748	$290,719	$2,709,503	$(301,622)	$2,699,348

Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	110,878	65,343	176,221
Dividends ($0.54 per common share)	—	—	—	(39,688)	—	(39,688)
Equity based compensation, net of shares forfeited and surrendered	389,606	3	7,611	—	—	7,614
Repurchase of common stock	(1,634,245)	(16)	(55,138)	—	—	(55,154)
Balance at June 30, 2023	74,429,948	$744	$274,202	$2,623,926	$(372,562)	$2,526,310

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Six Months Ended June 30, 2024
ASU No. 2023-02—Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method (A Consensus of the Emerging Issues Task Force). This ASU was issued to expand the use of the proportional amortization method of accounting for equity investments in tax credit programs beyond those in LIHTC programs. The ASU allows entities to elect the proportional amortization method, on a tax credit program by tax credit program basis, for all equity investments in tax credit programs meeting the eligibility criteria. The Company adopted this ASU in the first quarter of 2024. There was no impact upon adoption. Currently, all of the Company's equity investments in tax credit programs are in LIHTC programs already accounted for using the proportional amortization method.
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU augments reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This ASU is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows. Adoption may lead to additional and revised disclosures in the Company's financial statements starting with the 2024 Annual Report on Form 10-K.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional disclosures, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions among others. This ASU is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows. Adoption will lead to revised disclosures about income taxes in the Company's financial statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2024	2023	2024	2023
Basic earnings per common share:
Numerator:
Net income	$53,733	$57,996	$101,713	$110,878
Distributed and undistributed earnings allocated to participating securities	(748)	(881)	(1,429)	(1,679)
Income allocated to common stockholders for basic earnings per common share	$52,985	$57,115	$100,284	$109,199
Denominator:
Weighted average common shares outstanding	74,762,498	74,424,631	74,635,803	74,588,904
Less average unvested stock awards	(1,110,233)	(1,183,039)	(1,119,035)	(1,188,430)
Weighted average shares for basic earnings per common share	73,652,265	73,241,592	73,516,768	73,400,474
Basic earnings per common share	$0.72	$0.78	$1.36	$1.49
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$52,985	$57,115	$100,284	$109,199
Adjustment for earnings reallocated from participating securities	2	1	4	5
Income used in calculating diluted earnings per common share	$52,987	$57,116	$100,288	$109,204
Denominator:
Weighted average shares for basic earnings per common share	73,652,265	73,241,592	73,516,768	73,400,474
Dilutive effect of certain share-based awards	365,988	179,318	310,906	312,708
Weighted average shares for diluted earnings per common share	74,018,253	73,420,910	73,827,674	73,713,182
Diluted earnings per common share	$0.72	$0.78	$1.36	$1.48
Potentially dilutive unvested shares totaling 1,084,899 and 1,179,216 were outstanding at June 30, 2024 and 2023, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$114,652	$60	$(9,412)	$105,300
U.S. Government agency and sponsored enterprise residential MBS	2,333,364	4,817	(24,798)	2,313,383
U.S. Government agency and sponsored enterprise commercial MBS	560,083	123	(64,868)	495,338
Private label residential MBS and CMOs	2,507,956	434	(285,297)	2,223,093
Private label commercial MBS	2,051,193	1,143	(60,858)	1,991,478
Single family real estate-backed securities	347,613	—	(14,372)	333,241
Collateralized loan obligations	1,155,523	3,525	(157)	1,158,891
Non-mortgage asset-backed securities	101,123	180	(3,794)	97,509
State and municipal obligations	111,636	1	(6,629)	105,008
SBA securities	87,182	36	(2,662)	84,556
	9,370,325	$10,319	$(472,847)	8,907,797
Investment securities held to maturity	10,000			10,000
	$9,380,325			8,917,797
Marketable equity securities				28,652
				$8,946,449

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

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
Investment securities held to maturity at June 30, 2024 and December 31, 2023, consisted of one State of Israel bond maturing in October 2024. Accrued interest receivable on investments totaled $35 million and $37 million at June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At June 30, 2024, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,110,280	$1,077,068
Due after one year through five years	4,967,632	4,840,441
Due after five years through ten years	2,045,825	1,876,702
Due after ten years	1,246,588	1,113,586
	$9,370,325	$8,907,797
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $7.6 billion and $7.7 billion at June 30, 2024 and December 31, 2023, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized gains on investment securities AFS	$398	$847	$425	$1,619
Gross realized losses on investment securities AFS	(48)	—	(103)	(20)
Net realized gain	350	847	322	1,599

Net gain (loss) on marketable equity securities recognized in earnings	71	146	874	(13,155)

Gain (loss) on investment securities, net	$421	$993	$1,196	$(11,556)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,749	$(29)	$60,174	$(9,383)	$84,923	$(9,412)
U.S. Government agency and sponsored enterprise residential MBS	215,119	(830)	1,107,048	(23,968)	1,322,167	(24,798)
U.S. Government agency and sponsored enterprise commercial MBS	4,898	(59)	459,549	(64,809)	464,447	(64,868)
Private label residential MBS and CMOs	—	—	2,171,369	(285,297)	2,171,369	(285,297)
Private label commercial MBS	25,586	(71)	1,795,397	(60,787)	1,820,983	(60,858)
Single family real estate-backed securities	—	—	333,241	(14,372)	333,241	(14,372)
Collateralized loan obligations	10,329	(1)	162,820	(156)	173,149	(157)
Non-mortgage asset-backed securities	—	—	74,807	(3,794)	74,807	(3,794)
State and municipal obligations	50,300	(338)	54,383	(6,291)	104,683	(6,629)
SBA securities	3,361	(31)	76,254	(2,631)	79,615	(2,662)
	$334,342	$(1,359)	$6,295,042	$(471,488)	$6,629,384	$(472,847)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and six months ended June 30, 2024 and 2023. At June 30, 2024, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At June 30, 2024, 485 securities available for sale were in unrealized loss positions. The amount of impairment related to 135 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.2 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at June 30, 2024, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $462.5 million at June 30, 2024, compared to $534.8 million at December 31, 2023, improving by $72.3 million during the six months ended June 30, 2024. While the majority of securities in the portfolio were floating rate at June 30, 2024, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At June 30, 2024, six U.S. treasury, 73 U.S. Government agency and sponsored enterprise residential MBS, 26 U.S. Government agency and sponsored enterprise commercial MBS, and 20 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2024. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at June 30, 2024, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At June 30, 2024, 114 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our June 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 18%. As of June 30, 2024, 95% of impaired securities in this category, based on carrying value, were externally rated AAA and 5% were rated AA.
Private label commercial MBS
At June 30, 2024, 81 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our June 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 45%. As of June 30, 2024, 84% of impaired securities in this category, based on carrying value, were externally rated AAA, 12% were rated AA and 4% were rated A. There is no single-asset, single-borrower exposure.
Single family real estate-backed securities
At June 30, 2024, 11 single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our June 30, 2024 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 53%. As of June 30, 2024, 54% of impaired securities in this category, based on carrying value, were externally rated AAA, 19% were rated AA and one security was not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Collateralized loan obligations
At June 30, 2024, three collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at June 30, 2024. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. While we have observed some deterioration in underlying collateral performance due in large part to rising costs, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our June 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 12% compared to weighted average credit support of 41%. As of June 30, 2024, 28% of the impaired securities in this category, based on carrying value, were externally rated AAA and 72% were rated AA.
Non-mortgage asset-backed securities
At June 30, 2024, six non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our June 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 27%. As of June 30, 2024, 34% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 66% were rated AA.
State and Municipal Obligations
At June 30, 2024, ten state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of June 30, 2024, 54% of the impaired securities in this category, based on carrying value, were externally rated AAA, 13% were rated AA and 33% were rated A.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
	Total	Percent of Total	Total	Percent of Total
Commercial:
Non-owner occupied commercial real estate	$5,367,663	21.8%	$5,323,241	21.6%
Construction and land	584,833	2.4%	495,992	2.0%
Owner occupied commercial real estate	1,966,809	8.0%	1,935,743	7.9%
Commercial and industrial	7,170,622	29.1%	6,971,981	28.3%
Pinnacle - municipal finance	847,234	3.4%	884,690	3.6%
Franchise and equipment finance	307,442	1.2%	380,347	1.5%
Mortgage warehouse lending	539,159	2.2%	432,663	1.8%
	16,783,762	68.1%	16,424,657	66.7%
Residential:
1-4 single family residential	6,672,529	27.1%	6,903,013	28.0%
Government insured residential	1,172,193	4.8%	1,306,014	5.3%
	7,844,722	31.9%	8,209,027	33.3%
Total loans	24,628,484	100.0%	24,633,684	100.0%
Allowance for credit losses	(225,698)		(202,689)
Loans, net	$24,402,786		$24,430,995
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $39 million and $45 million at June 30, 2024 and December 31, 2023, respectively.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
UPB	$71,914	$80,123
Non-credit discount	(30,855)	(35,249)
Total amortized cost of PCD loans	41,059	44,874
ACL related to PCD loans	(129)	(161)
PCD loans, net	$40,930	$44,713
Included in loans, net are direct or sales type finance leases totaling $582 million and $602 million at June 30, 2024 and December 31, 2023, respectively. The amount of income recognized from direct or sales type finance leases for the three and six months ended June 30, 2024 and 2023, totaled $3.8 million, $7.9 million, $4.4 million and $8.7 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and six months ended June 30, 2024 and 2023, the Company purchased residential loans totaling $60 million, $127 million, $154 million, and $341 million, respectively.
At June 30, 2024 and December 31, 2023, the Company had pledged loans with a carrying value of approximately $15.6 billion and $16.5 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $135 million and $138 million at June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and six months ended June 30, 2024 and 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024			2023
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$210,929	$6,627	$217,556	$146,995	$11,797	$158,792
Provision (recovery)	22,224	(401)	21,823	17,107	(2,912)	14,195
Charge-offs	(16,100)	—	(16,100)	(9,136)	—	(9,136)
Recoveries	2,419	—	2,419	2,980	2	2,982
Ending balance	$219,472	$6,226	$225,698	$157,946	$8,887	$166,833

	Six Months Ended June 30,
	2024			2023
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$195,058	$7,631	$202,689	$136,205	$11,741	$147,946
Impact of adoption of ASU 2022-02	N/A	N/A	N/A	(1,677)	(117)	(1,794)
Balance after adoption of ASU 2022-02	195,058	7,631	202,689	134,528	11,624	146,152
Provision (recovery)	39,003	(1,375)	37,628	34,532	(2,742)	31,790
Charge-offs	(21,452)	(34)	(21,486)	(17,035)	—	(17,035)
Recoveries	6,863	4	6,867	5,921	5	5,926
Ending balance	$219,472	$6,226	$225,698	$157,946	$8,887	$166,833
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using three weighted third-party provided economic scenarios.
The ACL increased by $23.0 million, to 0.92% of total loans at June 30, 2024 from 0.82% of total loans at December 31, 2023. The more significant factors impacting the provision for credit losses and increase in the ACL for the six months ended June 30, 2024 were new loan production and changes in portfolio characteristics; risk rating migration and an increase in specific reserves; an increase in qualitative reserves, particularly related to office CRE; partially offset by an improved economic forecast and net charge-offs.
The following table presents gross charge-offs during the six months ended June 30, 2024, by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
CRE	$—	$—	$4,369	$—	$—	$486	$—	$4,855
C&I	—	202	12,000	29	—	1,091	114	13,436
Franchise and equipment finance	—	—	—	765	—	2,396	—	3,161
Residential	—	—	—	—	—	34	—	34
	$—	$202	$16,369	$794	$—	$4,007	$114	$21,486
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amount related to funded portion of loans	$21,823	$14,195	$37,628	$31,790
Amount related to off-balance sheet credit exposures	(2,285)	1,322	(2,805)	3,515
Total provision for credit losses	$19,538	$15,517	$34,823	$35,305

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Commercial credit exposure based on internal risk rating (in thousands):

	June 30, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$351,956	$694,281	$1,168,057	$630,888	$454,738	$1,641,017	$212,879	$5,153,816
Special mention	—	—	—	6,467	32,992	98,944	—	138,403
Substandard	—	45,894	127,949	93,421	28,808	330,904	25,000	651,976
Doubtful	—	—	—	—	—	8,301	—	8,301
Total CRE	$351,956	$740,175	$1,296,006	$730,776	$516,538	$2,079,166	$237,879	$5,952,496
C&I
Pass	$895,606	$1,357,478	$1,249,270	$582,116	$329,109	$1,265,087	$2,936,883	$8,615,549
Special mention	46,443	—	10,951	2,830	—	1,343	65,970	127,537
Substandard	—	7,793	139,888	45,670	20,191	114,333	52,666	380,541
Doubtful	—	—	13,804	—	—	—	—	13,804
Total C&I	$942,049	$1,365,271	$1,413,913	$630,616	$349,300	$1,380,763	$3,055,519	$9,137,431
Pinnacle - municipal finance
Pass	$53,345	$147,776	$120,001	$69,318	$28,408	$428,386	$—	$847,234
Total Pinnacle - municipal finance	$53,345	$147,776	$120,001	$69,318	$28,408	$428,386	$—	$847,234
Franchise and equipment finance
Pass	$—	$2,126	$43,601	$65,058	$39,429	$107,738	$829	$258,781
Substandard	—	—	—	1,849	2,894	40,765	—	45,508
Doubtful	—	—	—	—	—	3,153	—	3,153
Total Franchise and equipment finance	$—	$2,126	$43,601	$66,907	$42,323	$151,656	$829	$307,442
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$539,159	$539,159
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$539,159	$539,159

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

	December 31, 2023
	Amortized Cost By Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
CRE
Pass	$668,669	$1,268,313	$662,340	$493,675	$878,048	$1,064,601	$281,584	$5,317,230
Special mention	19,127	13,377	—	—	57,984	4,912	2,152	97,552
Substandard	—	42,997	2,103	29,180	186,368	142,049	1,754	404,451
Total CRE	$687,796	$1,324,687	$664,443	$522,855	$1,122,400	$1,211,562	$285,490	$5,819,233
C&I
Pass	$1,382,939	$1,423,581	$653,730	$337,322	$431,257	$1,040,101	$3,069,295	$8,338,225
Special mention	—	85,306	1,215	13,949	49,526	22,398	47,680	220,074
Substandard	3,841	70,731	86,747	16,063	20,757	91,844	44,633	334,616
Doubtful	—	10,580	—	—	4,229	—	—	14,809
Total C&I	$1,386,780	$1,590,198	$741,692	$367,334	$505,769	$1,154,343	$3,161,608	$8,907,724
Pinnacle - municipal finance
Pass	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Total Pinnacle - municipal finance	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Franchise and equipment finance
Pass	$6,569	$32,656	$74,170	$44,698	$76,144	$80,302	$201	$314,740
Special mention	—	—	—	2,279	—	—	—	2,279
Substandard	—	14,959	3,019	1,003	23,574	16,547	—	59,102
Doubtful	—	—	—	—	4,226	—	—	4,226
Total franchise finance	$6,569	$47,615	$77,189	$47,980	$103,944	$96,849	$201	$380,347
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$432,663	$432,663
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$432,663	$432,663
At June 30, 2024 and December 31, 2023, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Special mention	$265,940	$319,905
Substandard - accruing	946,832	711,266
Substandard - non-accruing	131,193	86,903
Doubtful	25,258	19,035
Total	$1,369,223	$1,137,109
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	June 30, 2024
	Amortized Cost By Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current	$94,435	$338,608	$1,062,939	$2,865,654	$826,847	$1,451,944	$6,640,427
30 - 59 Days Past Due	—	208	4,402	5,182	939	4,816	15,547
60 - 89 Days Past Due	—	—	626	—	—	132	758
90 Days or More Past Due	—	—	2,592	1,781	—	11,424	15,797
	$94,435	$338,816	$1,070,559	$2,872,617	$827,786	$1,468,316	$6,672,529

	December 31, 2023
	Amortized Cost By Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current	$363,123	$1,117,039	$2,965,840	$854,376	$296,146	$1,255,688	$6,852,212
30 - 59 Days Past Due	2,200	1,785	7,201	5,745	—	14,527	31,458
60 - 89 Days Past Due	—	2,116	1,465	—	143	2,728	6,452
90 Days or More Past Due	—	5,872	—	—	1,439	5,580	12,891
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	June 30, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$10,874	$61,201	$248,056	$1,166,464	$316,219	$461,585	$2,264,399
61% - 70%	13,699	61,046	271,529	787,903	210,764	336,510	1,681,451
71% - 80%	68,926	216,569	548,916	884,073	300,733	630,391	2,649,608
More than 80%	936	—	2,058	34,177	70	39,830	77,071
	$94,435	$338,816	$1,070,559	$2,872,617	$827,786	$1,468,316	$6,672,529

	December 31, 2023
	Amortized Cost By Origination Year
LTV	2023	2022	2021	2020	2019	Prior	Total
Less than 61%	$63,117	$260,403	$1,211,101	$326,771	$72,219	$428,451	$2,362,062
61% - 70%	67,146	280,602	813,682	221,091	71,652	293,784	1,747,957
71% - 80%	235,060	583,724	915,166	312,188	148,483	519,699	2,714,320
More than 80%	—	2,083	34,557	71	5,374	36,589	78,674
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	June 30, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$65,507	$249,632	$775,108	$2,292,131	$661,449	$1,030,230	$5,074,057
720 - 759	22,997	61,148	183,175	369,881	102,449	199,391	939,041
719 or less or not available	5,931	28,036	112,276	210,605	63,888	238,695	659,431
	$94,435	$338,816	$1,070,559	$2,872,617	$827,786	$1,468,316	$6,672,529

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

	December 31, 2023
	Amortized Cost By Origination Year
FICO	2023	2022	2021	2020	2019	Prior	Total
760 or greater	$253,774	$810,150	$2,378,572	$696,363	$203,966	$893,290	$5,236,115
720 - 759	78,882	194,135	392,179	99,412	50,984	210,663	1,026,255
719 or less or not available	32,667	122,527	203,755	64,346	42,778	174,570	640,643
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	June 30, 2024					December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
CRE	$5,916,440	$25,536	$1,832	$8,688	$5,952,496	$5,779,309	$27,918	$1,947	$10,059	$5,819,233
C&I	9,100,510	2,826	761	33,334	9,137,431	8,851,585	16,228	5,536	34,375	8,907,724
Pinnacle - municipal finance	847,234	—	—	—	847,234	884,690	—	—	—	884,690
Franchise and equipment finance	307,442	—	—	—	307,442	380,347	—	—	—	380,347
Mortgage warehouse lending	539,159	—	—	—	539,159	432,663	—	—	—	432,663
1-4 single family residential	6,640,427	15,547	758	15,797	6,672,529	6,852,212	31,458	6,452	12,891	6,903,013
Government insured residential	788,005	110,787	48,849	224,552	1,172,193	835,282	131,652	61,942	277,138	1,306,014
	$24,139,217	$154,696	$52,200	$282,371	$24,628,484	$24,016,088	$207,256	$75,877	$334,463	$24,633,684
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $35.7 million ($27.5 million of C&I and $8.2 million of CRE) and $39.7 million at June 30, 2024 and December 31, 2023, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $225 million and $278 million at June 30, 2024 and December 31, 2023, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$62,389	$20,885	$13,727	$1,947
C&I	75,079	33,099	68,533	14,078
Franchise and equipment finance	18,983	4,866	23,678	7,796
1-4 single family residential	16,411	—	20,513	—
	$172,862	$58,850	$126,451	$23,821
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $39.0 million and $41.8 million at June 30, 2024 and December 31, 2023, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and six months ended June 30, 2024 and 2023. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $3.4 million and $4.9 million for the three and six months ended June 30, 2024, respectively and $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$61,183	$52,882	$11,574	$11,574
C&I	58,078	44,484	36,401	25,821
Franchise and equipment finance	18,983	15,830	23,488	18,678
	$138,244	$113,196	$71,463	$56,073
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the six months ended June 30, 2024.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $201 million, of which $189 million was government insured at June 30, 2024, and $262 million, of which $250 million was government insured at December 31, 2023. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at June 30, 2024 and December 31, 2023.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
CRE	$—	—%	$1,293	—%	$—	—%	$1,293
C&I	—	—%	95,694	1%	—	—%	95,694
Government insured residential	—	—%	13,248	1%	866	—%	14,114
	$—		$110,235		$866		$111,101

	Six Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total

CRE	$—	—%	$1,293	—%	$—	—%	$1,293
C&I	—	—%	95,694	1%	29	—%	95,723
Government insured residential	—	—%	21,434	2%	2,353	—%	23,787
	$—		$118,421		$2,382		$120,803

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

	Three Months Ended June 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
C&I	$—	—%	$1,620	—%	$—	—%	$1,620
Franchise and equipment finance	—	—%	3,558	1%	—	—%	3,558
Government insured residential	—	—%	23,325	2%	482	—%	23,807
	$—		$28,503		$482		$28,985

	Six Months Ended June 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Total	% (1)	Total	% (1)	Total	% (1)	Total
C&I	$—	—%	$6,298	—%	$—	—%	$6,298
Franchise and equipment finance	—	—%	3,558	1%	—	—%	3,558
1-4 single family residential	761	—%	—	—%	—	—%	761
Government insured residential	109	—%	47,452	3%	2,698	—%	50,259
	$870		$57,308		$2,698		$60,876

(1)Represents percentage of loans receivable in each category.
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended June 30, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 1.0 year to the term of the modified loans.
C&I	Added a weighted average 1.6 years to the term of the modified loans.
Government insured residential	Added a weighted average 9.5 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.4% to 7.2% and added a weighted average 2.1 years to the term of the modified loans.

Six Months Ended June 30, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 1.0 year to the term of the modified loans.
C&I	Added a weighted average 1.6 years to the term of the modified loans.
Government insured residential	Added a weighted average 9.8 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 21.2% to 5.0% and added a weighted average 2.2 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 6.8% to 6.3% and added a weighted average 4.6 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Three Months Ended June 30, 2023
Financial Effect
Term Extension:
C&I	Added a weighted average 0.6 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 0.3 years to the term of the modified loans.
Government insured residential	Added a weighted average 7.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 6.8% to 6.2% and added a weighted average 19.2 years to the term of the modified loans.

Six Months Ended June 30, 2023
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 3.8% to 3.1%.
Government insured residential	Reduced weighted average contractual interest rate from 4.8% to 3.8%.
Term Extension:
C&I	Added a weighted average 0.6 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 0.3 years to the term of the modified loans.
Government insured residential	Added a weighted average 8.0 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 6.0% to 5.3% and added a weighted average 7.6 years to the term of the modified loans.
The following tables present the aging at June 30, 2024, of loans that were modified within the previous 12 months, and at June 30, 2023, of loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 (in thousands):

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$1,293	$—	$—	$—	$1,293
C&I	97,558	1,504	—	—	99,062
Franchise and equipment finance	9,402	—	—	—	9,402
1-4 single family residential	73	—	—	—	73
Government insured residential	14,577	7,047	6,712	17,126	45,462
	$122,903	$8,551	$6,712	$17,126	$155,292

	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
C&I	$6,298	$—	$—	$—	$6,298
Franchise and equipment finance	3,558	—	—	—	3,558
1-4 single family residential	—	761	—	—	761
Government insured residential	19,996	14,058	6,374	9,831	50,259
	$29,852	$14,819	$6,374	$9,831	$60,876

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended June 30,
	2024				2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$—	$8,060	$1,084	$9,144	$—	$12,460	$183	$12,643

	Six Months Ended June 30,
	2024				2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$—	$16,231	$1,956	$18,187	$109	$15,782	$314	$16,205
Note 5    Income Taxes
The Company’s effective income tax rate was 26.4% and 27.4% for the three and six months ended June 30, 2024 and 26.2% and 26.3% for the three and six months ended June 30, 2023, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2024 and 2023 primarily due to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
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

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,635,000	$—	$(3,120)	$3,215,000	$—	$(1,048)
Interest rate caps purchased	200,000	7,962	—	200,000	10,157	—
Interest rate collar	125,000	—	(140)	125,000	84	—
Derivatives designated as fair value hedges:
Interest rate swaps	50,000	—	—	100,000	—	—
	$3,010,000	$7,962	$(3,260)	$3,640,000	$10,241	$(1,048)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Derivatives designated as cash flow hedges
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Location of gain (loss) reclassified from AOCI into income:
Interest expense on borrowings	$12,018	$9,996	$27,730	$17,493
Interest expense on deposits	4,683	5,813	9,609	10,862
Interest income on loans	(810)	(622)	(1,626)	(1,014)
	$15,891	$15,187	$35,713	$27,341
During the three and six months ended June 30, 2024 and 2023, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of June 30, 2024, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $34.8 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
Derivatives designated as fair value hedges
No gain (loss) related to derivatives designated as fair value hedges were recognized in earnings for any of the applicable periods. The following table provides information about the hedged items related to derivatives designated as fair value hedges at the date indicated (in thousands):

	June 30, 2024	December 31, 2023	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$50,000	$100,000	Loans
Cumulative fair value hedging adjustments	$(674)	$(1,656)	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. The amortized cost basis of the closed portfolio used in this hedging relationship was $962 million and $992 million, respectively, at June 30, 2024 and December 31, 2023.
Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. The Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. The Company also enters into foreign currency forward derivative contracts with commercial borrowers to enable borrowers to manage their exposure to foreign currency fluctuations. The Company enters into offsetting forward contracts with primary dealers to mitigate the foreign currency risk associated with these contracts. These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives was not material for the three and six months ended June 30, 2024 and 2023.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its commercial customer derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its commercial

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any significant losses from failure of interest rate derivative counterparties to honor their obligations.
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$2,361,676	$89,223	$(8,671)	$2,166,813	$76,793	$(16,702)
Pay-variable interest rate swaps	2,361,676	8,671	(89,223)	2,166,813	16,702	(77,257)
Interest rate caps purchased	94,072	2,091	—	65,610	1,922	—
Interest rate caps sold	94,072	—	(2,091)	65,610	—	(1,922)
RPAs purchased	104,744	159	—	77,846	20	—
RPAs sold	391,266	—	(302)	284,910		(237)
	$5,407,506	$100,144	$(100,287)	$4,827,602	$95,437	$(96,118)

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
Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$99,276	$—	$99,276	$(8,123)	$(90,949)	$204
Derivative liabilities	(11,931)	—	(11,931)	8,123	3,808	—
	$87,345	$—	$87,345	$—	$(87,141)	$204

	December 31, 2023
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$88,956	$—	$88,956	$(15,154)	$(73,730)	$72
Derivative liabilities	(17,750)	—	(17,750)	15,154	2,596	—
	$71,206	$—	$71,206	$—	$(71,134)	$72
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$36,189	$(9,409)	$26,780	$(24,818)	$6,453	$(18,365)
Amounts reclassified to gain on investment securities available for sale, net	(350)	91	(259)	(847)	220	(627)
Net change in unrealized gains (losses) on investment securities available for sale	35,839	(9,318)	26,521	(25,665)	6,673	(18,992)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	10,196	(2,651)	7,545	43,720	(11,367)	32,353
Amounts reclassified to interest expense on deposits	(4,683)	1,217	(3,466)	(5,813)	1,511	(4,302)
Amounts reclassified to interest expense on borrowings	(12,018)	3,125	(8,893)	(9,996)	2,599	(7,397)
Amounts reclassified to interest income on loans	810	(211)	599	622	(162)	460
Net change in unrealized gains (losses) on derivative instruments	(5,695)	1,480	(4,215)	28,533	(7,419)	21,114
Other comprehensive income	$30,144	$(7,838)	$22,306	$2,868	$(746)	$2,122

	Six Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$72,589	$(18,873)	$53,716	$76,447	$(19,876)	$56,571
Amounts reclassified to gain on investment securities available for sale, net	(322)	84	(238)	(1,599)	416	(1,183)
Net change in unrealized gains (losses) on investment securities available for sale	72,267	(18,789)	53,478	74,848	(19,460)	55,388
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	38,850	(10,101)	28,749	40,794	(10,606)	30,188
Amounts reclassified to interest expense on deposits	(9,609)	2,498	(7,111)	(10,862)	2,824	(8,038)
Amounts reclassified to interest expense on borrowings	(27,730)	7,210	(20,520)	(17,493)	4,548	(12,945)
Amounts reclassified to interest income on loans	1,626	(423)	1,203	1,014	(264)	750
Net change in unrealized gains (losses) on derivative instruments	3,137	(816)	2,321	13,453	(3,498)	9,955
Other comprehensive income	$75,404	$(19,605)	$55,799	$88,301	$(22,958)	$65,343

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Loss on Investment Securities Available for Sale	Unrealized Gain on Derivative Instruments	Total
Balance at March 31, 2024	$(368,789)	$44,861	$(323,928)
Other comprehensive income (loss)	26,521	(4,215)	22,306
Balance at June 30, 2024	$(342,268)	$40,646	$(301,622)

Balance at March 31, 2023	$(424,531)	$49,847	$(374,684)
Other comprehensive income (loss)	(18,992)	21,114	2,122
Balance at June 30, 2023	$(443,523)	$70,961	$(372,562)

	Unrealized Loss on Investment Securities Available for Sale	Unrealized Gain on Derivative Instruments	Total
Balance at December 31, 2023	$(395,746)	$38,325	$(357,421)
Other comprehensive income	53,478	2,321	55,799
Balance at June 30, 2024	$(342,268)	$40,646	$(301,622)

Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Other comprehensive income	55,388	9,955	65,343
Balance at June 30, 2023	$(443,523)	$70,961	$(372,562)
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
June 30, 2024

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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$105,300	$—	$105,300
U.S. Government agency and sponsored enterprise residential MBS	—	2,313,383	2,313,383
U.S. Government agency and sponsored enterprise commercial MBS	—	495,338	495,338
Private label residential MBS and CMOs	—	2,223,093	2,223,093
Private label commercial MBS	—	1,991,478	1,991,478
Single family real estate-backed securities	—	333,241	333,241
Collateralized loan obligations	—	1,158,891	1,158,891
Non-mortgage asset-backed securities	—	97,509	97,509
State and municipal obligations	—	105,008	105,008
SBA securities	—	84,556	84,556
Marketable equity securities	28,652	—	28,652
Derivative assets	—	108,106	108,106
Total assets at fair value	$133,952	$8,910,603	$9,044,555
Derivative liabilities	$—	$(103,547)	$(103,547)
Total liabilities at fair value	$—	$(103,547)	$(103,547)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	June 30, 2024	December 31, 2023
Collateral dependent loans	$36,016	$50,885
OREO	2,370	29
	$38,386	$50,914

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$433,452	$433,452	$588,283	$588,283
Investment securities	1/2	$8,946,449	$8,946,420	$8,877,354	$8,877,281
Non-marketable equity securities	2	$223,159	$223,159	$310,084	$310,084
Loans, net	3	$24,402,786	$22,991,951	$24,430,995	$23,075,192
Derivative assets	2	$108,106	$108,106	$105,678	$105,678
Liabilities:
Demand, savings and money market deposits	2	$23,300,213	$23,300,213	$21,374,483	$21,374,483
Time deposits	2	$4,463,394	$4,425,169	$5,163,995	$5,133,119
FHLB advances	2	$3,285,000	$3,284,943	$5,115,000	$5,115,637
Notes and other borrowings	2	$708,835	$670,782	$708,973	$676,077
Derivative liabilities	2	$103,547	$103,547	$97,166	$97,166
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Total lending related commitments outstanding at June 30, 2024 were as follows (in thousands):

Commitments to fund loans	$324,729
Unfunded commitments under lines of credit	4,598,578
Commercial and standby letters of credit	156,900
$5,080,207
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$7,448,633	—%	$7,067,053	—%	$7,004,780	—%	$7,261,557	—%
Interest bearing	3,742,071	3.79%	2,772,839	2.66%	3,663,217	3.77%	2,570,422	2.30%
Savings and money market	11,176,000	4.28%	10,285,494	3.47%	11,205,130	4.26%	11,169,671	3.25%
Time	4,750,640	4.56%	5,494,631	3.62%	4,990,909	4.50%	5,013,230	3.26%
	$27,117,344	3.09%	$25,620,017	2.46%	$26,864,036	3.13%	$26,014,880	2.25%

(1)Annualized.
The following table presents maturities of time deposits as of June 30, 2024 (in thousands):

Maturing in:
2024	$3,409,156
2025	730,071
2026	323,100
2027	737
2028	292
Thereafter	38
$4,463,394
Included in deposits at June 30, 2024, are public funds deposits of $3.0 billion and brokered deposits of $4.6 billion.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2024

Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest bearing demand	$35,249	$18,417	$68,756	$29,291
Savings and money market	118,945	88,892	237,584	180,287
Time	53,897	49,559	111,749	80,920
	$208,091	$156,868	$418,089	$290,498
Certain of our depositors participate in various customer rebate programs. During the three and six months ended June 30, 2024 and 2023, costs related to those programs totaled $15.8 million, $29.8 million, $9.4 million, and $17.9 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the six months ended June 30, 2024 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
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
Overview
Net income for the three months ended June 30, 2024, was $53.7 million, or $0.72 per diluted share, compared to $58.0 million, or $0.78 per diluted share, for the three months ended June 30, 2023. Net income for the six months ended June 30, 2024, was $101.7 million, or $1.36 per diluted share, compared to $110.9 million, or $1.48 per diluted share for the six months ended June 30, 2023. For the six months ended June 30, 2024, the annualized return on average stockholders' equity was 7.68% and the annualized return on average assets was 0.58%.
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
The three months ended June 30, 2024 embodied strong execution on these key strategic priorities:
◦The net interest margin, calculated on a tax-equivalent basis, expanded by 0.15%, to 2.72% for the quarter ended June 30, 2024 from 2.57% for the immediately preceding quarter.

◦The average cost of total deposits declined by 0.09% to 3.09% for the three months ended June 30, 2024, from 3.18% for the immediately preceding three months ended March 31, 2024. The spot APY of total deposits declined to 3.09% at June 30, 2024 from 3.17% at March 31, 2024. The spot APY of interest bearing deposits was stable at 4.29% at both June 30, 2024 and March 31, 2024.
◦The funding mix continued to improve as non-interest bearing demand deposits grew by $826 million for the three months ended June 30, 2024 to 29% of total deposits, up from 27% at March 31, 2024. Non-brokered deposits grew by $1.3 billion and total deposits grew by $736 million. Average non-interest bearing demand deposits grew by $888 million for the quarter ended June 30, 2024.
◦Wholesale funding, including FHLB advances and brokered deposits, declined by $1.2 billion for the three months ended June 30, 2024.
◦Total loans grew by $402 million for the three months ended June 30, 2024. The C&I and CRE portfolios grew by $589 million and mortgage warehouse grew by $83 million. Strategically, the residential loan portfolio declined by $212 million; franchise, equipment and municipal finance declined by a total of $57 million.
◦The loan to deposit ratio declined to 88.7% at June 30, 2024, from 89.6% at March 31, 2024.
◦Credit trends remain largely favorable although we are seeing some expected normalization. The annualized net charge-off ratio for the six months ended June 30, 2024, was 0.12%. The NPA ratio at June 30, 2024 was 0.50%, including 0.11% related to the guaranteed portion of non-performing SBA loans, compared to 0.34%, including 0.11% related to the guaranteed portion of non-performing SBA loans at March 31, 2024. The NPA ratio remains below pre-pandemic levels.
◦The ratio of the ACL to total loans increased to 0.92% at June 30, 2024; the ratio of the ACL to non-performing loans was 130.12%. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.42% at June 30, 2024 and the ACL to loans ratio for CRE office loans was 2.47%.
◦Commercial real estate exposure is modest totaling 24% of loans and 165% of the Bank's total risk-based capital at June 30, 2024. By comparison, based on call report data as of March 31, 2024 for banks with between $10 billion and $100 billion in assets, the median level of CRE to total loans was 35% and the median level of CRE to total risk based capital was 222%.
◦Total same day available liquidity was $14.9 billion, the available liquidity to uninsured, uncollateralized deposits ratio was 139% and an estimated 61% of our deposits were insured or collateralized at June 30, 2024.
◦At June 30, 2024, CET1 was 11.6% and pro-forma CET1, including accumulated other comprehensive income, was 10.4%. The ratio of tangible common equity/tangible assets increased to 7.4%.
◦The net unrealized pre-tax loss on the AFS securities portfolio continued to improve, declining by $36 million for the three months ended June 30, 2024, representing 5% of amortized cost. The duration of our AFS securities portfolio remained short at 1.82 at June 30, 2024. HTM securities were not significant.
◦Book value and tangible book value per common share grew to $36.11 and $35.07, respectively, at June 30, 2024, from $35.31 and $34.27, respectively, at March 31, 2024.
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

	Three Months Ended June 30,			Three Months Ended March 31,			Three Months Ended June 30,
	2024			2024			2023
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,290,169	$353,707	5.85%	$24,337,440	$350,441	5.78%	$24,680,919	$329,494	5.35%
Investment securities (3)	8,894,517	124,572	5.60%	8,952,453	125,025	5.59%	9,369,019	121,520	5.19%
Other interest earning assets	711,586	8,986	5.08%	763,460	10,038	5.29%	1,323,025	16,664	5.05%
Total interest earning assets	33,896,272	487,265	5.77%	34,053,353	485,504	5.72%	35,372,963	467,678	5.30%
Allowance for credit losses	(225,161)			(206,747)			(162,463)
Non-interest earning assets	1,571,649			1,589,333			1,744,693
Total assets	$35,242,760			$35,435,939			$36,955,193
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,742,071	$35,249	3.79%	$3,584,363	$33,507	3.76%	$2,772,839	$18,417	2.66%
Savings and money market deposits	11,176,000	118,945	4.28%	11,234,259	118,639	4.25%	10,285,494	88,892	3.47%
Time deposits	4,750,640	53,897	4.56%	5,231,178	57,852	4.45%	5,494,631	49,559	3.62%
Total interest bearing deposits	19,668,711	208,091	4.26%	20,049,800	209,998	4.21%	18,552,964	156,868	3.39%
FHLB advances	3,764,286	40,032	4.28%	4,570,220	47,496	4.18%	7,288,187	83,429	4.59%
Notes and other borrowings	711,167	9,153	5.15%	709,017	9,123	5.15%	719,368	9,246	5.14%
Total interest bearing liabilities	24,144,164	257,276	4.28%	25,329,037	266,617	4.23%	26,560,519	249,543	3.77%
Non-interest bearing demand deposits	7,448,633			6,560,926			7,067,053
Other non-interest bearing liabilities	960,691			906,266			798,279
Total liabilities	32,553,488			32,796,229			34,425,851
Stockholders' equity	2,689,272			2,639,710			2,529,342
Total liabilities and stockholders' equity	$35,242,760			$35,435,939			$36,955,193
Net interest income		$229,989			$218,887			$218,135
Interest rate spread			1.49%			1.49%			1.53%
Net interest margin			2.72%			2.57%			2.47%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.1 million for the three months ended June 30, 2024, $3.2 million for the three months ended March 31, 2024, and $3.3 million for the three months ended June 30, 2023. The tax-equivalent adjustment for tax-exempt investment securities was $0.9 million for the three months ended June 30, 2024, $0.8 million for the three months ended March 31, 2024 and $0.9 million for the three months ended June 30, 2023.
(2)Annualized.
(3)At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Total loans:	$24,313,806	$704,149	5.82%	$24,702,487	$641,617	5.22%
Investment securities (3)	8,923,485	249,596	5.59%	9,519,928	241,187	5.07%
Other interest earning assets	737,523	19,024	5.19%	1,182,077	29,527	5.04%
Total interest earning assets	33,974,814	972,769	5.74%	35,404,492	912,331	5.18%
Allowance for credit losses	(215,954)			(156,798)
Non-interest earning assets	1,580,491			1,768,714
Total assets	$35,339,351			$37,016,408
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,663,217	$68,756	3.77%	$2,570,422	$29,291	2.30%
Savings and money market deposits	11,205,130	237,584	4.26%	11,169,671	180,287	3.25%
Time deposits	4,990,909	111,749	4.50%	5,013,230	80,920	3.26%
Total interest bearing deposits	19,859,256	418,089	4.23%	18,753,323	290,498	3.12%
Federal funds purchased	—	—	—%	70,150	1,582	4.51%
FHLB advances	4,167,253	87,528	4.22%	6,878,867	151,467	4.44%
Notes and other borrowings	710,092	18,276	5.15%	721,376	18,538	5.14%
Total interest bearing liabilities	24,736,601	523,893	4.26%	26,423,716	462,085	3.53%
Non-interest bearing demand deposits	7,004,780			7,261,557
Other non-interest bearing liabilities	933,479			809,785
Total liabilities	32,674,860			34,495,058
Stockholders' equity	2,664,491			2,521,350
Total liabilities and stockholders' equity	$35,339,351			$37,016,408
Net interest income		$448,876			$450,246
Interest rate spread			1.48%			1.65%
Net interest margin			2.64%			2.55%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $6.3 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $1.7 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Annualized
(3)     At fair value except for securities held to maturity.
Three months ended June 30, 2024, compared to the immediately preceding three months ended March 31, 2024
Net interest income, calculated on a tax-equivalent basis, was $230.0 million for the three months ended June 30, 2024, compared to $218.9 million for the three months ended March 31, 2024, an increase of $11.1 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $1.8 million and a decrease in interest expense of $9.3 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024. The net interest margin, calculated on a tax-equivalent basis, was 2.72% for the three months ended June 30, 2024, compared to 2.57% for the three months ended March 31, 2024.
Factors impacting the net interest margin for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, included:
•Average non-interest bearing demand deposits increased by $888 million, to 27.5% of average total deposits for the three months ended June 30, 2024 from 24.7% for the three months ended March 31, 2024, positively impacting the margin.
•The tax-equivalent yield on loans increased to 5.85% for the three months ended June 30, 2024, from 5.78% for the three months ended March 31, 2024. This increase reflects the origination of new loans at higher rates, paydowns of lower rate loans and balance sheet repositioning.

•The average rate paid on interest bearing deposits increased this quarter, but at a declining rate, to 4.26% for the three months ended June 30, 2024, from 4.21% for the three months ended March 31, 2024.
•The average rate paid on FHLB advances increased to 4.28% for the three months ended June 30, 2024 from 4.18% for the three months ended March 31, 2024, reflecting maturities of cash flow hedges.
Three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023
Net interest income, calculated on a tax-equivalent basis, was $230.0 million for the three months ended June 30, 2024, compared to $218.1 million for the three months ended June 30, 2023, an increase of $11.9 million. The increase was comprised of increases in tax-equivalent interest income and interest expense of $19.6 million and $7.7 million, respectively.
Net interest income, calculated on a tax-equivalent basis, was $448.9 million for the six months ended June 30, 2024, compared to $450.2 million for the six months ended June 30, 2023, a decrease of $1.4 million. The decrease was comprised of increases in tax-equivalent interest income and interest expense of $60.4 million and $61.8 million, respectively.
Increases in interest income for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, reflected rising yields on interest earning assets that more than offset the decline in average interest earning assets. Similarly, increases in interest expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, resulted from increases in the cost of interest bearing liabilities that more than offset the decline in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, increased to 2.72% and 2.64% for the three and six months ended June 30, 2024, respectively, from 2.47% and 2.55% for the three and six months ended June 30, 2023, respectively. The increase in the net interest margin for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily a result of balance sheet repositioning and an improved funding mix. Increased yields on average interest earning assets as well as increases in the cost of deposits reflected the ongoing impact of higher prevailing market interest rates.
Further discussion of factors impacting the net interest margin for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 follows:
•The tax-equivalent yield on loans increased to 5.85% and 5.82% for the three and six months ended June 30, 2024, from 5.35% and 5.22% for the three and six months ended June 30, 2023. These increases reflected the origination of new loans at higher rates, coupon resets, paydowns of lower-rate loans and balance sheet repositioning.
•The tax-equivalent yield on investment securities increased to 5.60% and 5.59% for the three and six months ended June 30, 2024, from 5.19% and 5.07% for the three and six months ended June 30, 2023. These increases resulted primarily from the reset of coupon rates on variable rate securities, purchases of higher-yielding securities and paydowns and sales of lower-yielding securities.
•Non-interest bearing demand deposits increased as a percentage of total funding, to 23.6% for the three months ended June 30, 2024 from 21.0% for the three months ended June 30, 2023 and to 22.1% for the six months ended June 30, 2024 from 21.6% for the six months ended June 30, 2023. Higher-cost wholesale funding was paid down over this period; average FHLB advances declined by $3.5 billion for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 and by $2.7 billion for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
•The average cost of interest bearing deposits increased to 4.26% and 4.23% for the three and six months ended June 30, 2024, from 3.39% and 3.12% for the three and six months ended June 30, 2023. These increases primarily reflected the ongoing impact of higher prevailing market interest rates.
•The average rate paid on FHLB advances decreased to 4.28% and 4.22% for the three and six months ended June 30, 2024, from 4.59% and 4.44% for the three and six months ended June 30, 2023, primarily due to repayment of higher rate advances, partially offset by maturities of cash flow hedges in the second quarter of 2024.

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
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amount related to funded portion of loans	$21,823	$14,195	$37,628	$31,790
Amount related to off-balance sheet credit exposures	(2,285)	1,322	(2,805)	3,515
Total provision for credit losses	$19,538	$15,517	$34,823	$35,305
The most significant factors impacting the provision for credit losses for the three and six months ended June 30, 2024, were new loan production and changes in portfolio characteristics; risk rating migration and an increase in specific reserves; for the six month period, an increase in qualitative reserves, particularly related to office CRE; all partially offset by an improved economic forecast.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deposit service charges and fees	$4,909	$5,182	$10,222	$10,515
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	350	847	322	1,599
Net gain (loss) on marketable equity securities recognized in earnings	71	146	874	(13,155)
Gain (loss) on investment securities, net	421	993	1,196	(11,556)
Lease financing	5,640	12,519	17,080	25,628
Other non-interest income	13,215	6,793	22,564	17,435
	$24,185	$25,487	$51,062	$42,022
The losses on marketable equity securities during the six months ended June 30, 2023, were attributable to losses related to certain preferred equity investments.
The decrease in lease financing revenue for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was primarily attributable to a lower level of rental income as we have opportunistically sold some operating lease equipment in a strategic effort to reduce the size of the operating lease equipment portfolio. Expense related to the depreciation of operating lease equipment reflected a corresponding decrease over these comparative periods.

The increase in other non-interest income for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, reflected increases in revenue from our customer derivative business and higher loan related and syndication fees.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee compensation and benefits	$75,588	$67,414	$151,508	$138,465
Occupancy and equipment	10,973	11,043	21,542	21,845
Deposit insurance expense	8,530	7,597	22,060	15,504
Professional fees	4,497	3,518	7,007	6,436
Technology	20,567	20,437	40,882	42,163
Depreciation of operating lease equipment	7,896	11,232	17,109	22,753
Other non-interest expense	29,655	23,977	56,838	50,832
Total non-interest expense	$157,706	$145,218	$316,946	$297,998
The most significant factor impacting the increases in employee compensation and benefits was the fluctuation in variable compensation expense. An increase in expense related to liability-classified share-based awards was driven by volatility in the Company's stock price and reversal of expenses in the prior year for awards that did not vest. Accruals for estimated bonus and incentive awards also increased in 2024.
The year-over-year increase in deposit insurance expense was primarily attributable to an additional $5.2 million related to an FDIC special assessment during the six months ended June 30, 2024.
The decline in depreciation of operating lease equipment for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, is primarily attributed to a smaller operating lease equipment portfolio, corresponding to the decline in lease financing revenue.
Included in other non-interest expense are costs related to certain deposit customer rebate and commissions programs, which increased by $6.4 million and $11.9 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. Other non-interest expense for the six months ended June 30, 2023 included $4.4 million related to certain operational losses.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Over the course of the six months ended June 30, 2024, we continued to execute on our balance sheet transformation strategy. At June 30, 2024 compared to December 31, 2023, both non-interest bearing demand deposits and total deposits grew by $1.2 billion while FHLB advances declined by $1.8 billion. Within the loan portfolio, C&I and CRE loans grew by $363 million while residential loans declined by $364 million.
During the quarter ended June 30, 2024, non-brokered deposits grew by $1.3 billion, including $826 million of growth in non-interest bearing demand deposits. Total deposits grew by $736 million and average non-interest bearing demand deposits grew by $888 million. Higher cost wholesale funding was paid down by $1.2 billion for the quarter ended June 30, 2024, with FHLB advances declining by $620 million and brokered deposits declining by $544 million. Total loans grew by $402 million during the quarter ended June 30, 2024; the C&I and CRE portfolios grew by a combined $589 million, while the residential portfolio declined by $212 million. We expect seasonally slower growth in non-interest bearing deposits over the second half of 2024.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$114,652	$105,300	$139,858	$130,592
U.S. Government agency and sponsored enterprise residential MBS	2,333,364	2,313,383	1,962,658	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	560,083	495,338	561,557	497,859
Private label residential MBS and CMOs	2,507,956	2,223,093	2,596,231	2,295,730
Private label commercial MBS	2,051,193	1,991,478	2,282,833	2,198,743
Single family real estate-backed securities	347,613	333,241	383,984	366,255
Collateralized loan obligations	1,155,523	1,158,891	1,122,799	1,112,824
Non-mortgage asset-backed securities	101,123	97,509	106,095	102,780
State and municipal obligations	111,636	105,008	107,176	102,618
SBA securities	87,182	84,556	106,237	103,024
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,380,325	8,917,797	$9,379,428	8,844,632
Marketable equity securities		28,652		32,722
		$8,946,449		$8,877,354
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the effective duration of the investment portfolio was 1.83 years and the estimated weighted average life of the portfolio was 5.4 years as of June 30, 2024.
The investment securities AFS portfolio was in a net unrealized loss position of $462.5 million at June 30, 2024, compared to a net unrealized loss position of $534.8 million at December 31, 2023, improving by $72.3 million during the six months ended June 30, 2024. Net unrealized losses at June 30, 2024 included $10.3 million of gross unrealized gains and $472.8 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at June 30, 2024 had an aggregate fair value of $6.6 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.

The ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

June 30, 2024	December 31, 2023
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
We do not intend to sell securities in significant unrealized loss positions at June 30, 2024. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. The substantial majority of our investment securities are able to be pledged at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.

We have implemented a robust credit stress testing framework with respect to our non-agency securities. The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at June 30, 2024:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	84.6%	30.5	87.6	46.0	7.2
	AA	11.7%	31.5	74.1	39.4	7.7
	A	3.7%	25.1	51.6	38.6	9.1
Weighted average		100.0%	30.4	84.7	44.9	7.4

CLOs	AAA	87.0%	41.3	92.8	47.6	15.0
	AA	11.7%	30.8	38.2	33.4	13.1
	A	1.3%	35.0	35.0	35.0	22.1
Weighted average		100.0%	40.0	85.7	45.8	14.9

Private label residential MBS and CMOs	AAA	94.2%	1.3	92.0	17.8	2.2
	AA	4.8%	20.7	35.0	27.0	5.3
	A	1.0%	32.9	32.9	32.9	5.4
Weighted average		100.0%	2.3	89.1	18.3	2.4
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

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of June 30, 2024. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	2.98%	4.39%	0.89%	—%	2.79%
U.S. Government agency and sponsored enterprise residential MBS	5.72%	5.98%	6.06%	6.02%	5.96%
U.S. Government agency and sponsored enterprise commercial MBS	3.44%	6.02%	3.32%	2.86%	3.86%
Private label residential MBS and CMOs	4.01%	3.92%	3.78%	4.01%	3.93%
Private label commercial MBS	6.46%	7.04%	1.89%	3.30%	6.66%
Single family real estate-backed securities	4.44%	3.24%	—%	—%	3.84%
Collateralized loan obligations	7.24%	7.50%	7.36%	—%	7.46%
Non-mortgage asset-backed securities	3.06%	6.14%	2.70%	—%	5.81%
State and municipal obligations	0.76%	4.20%	4.29%	—%	4.23%
SBA securities	6.21%	6.19%	6.13%	5.93%	6.18%
	5.40%	6.21%	4.48%	4.23%	5.55%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
	Total	Percent of Segment	Total	Percent of Segment
Non-owner occupied commercial real estate	$5,367,663	32.0%	$5,323,241	32.4%
Construction and land	584,833	3.5%	495,992	3.0%
Owner occupied commercial real estate	1,966,809	11.7%	1,935,743	11.8%
Commercial and industrial	7,170,622	42.8%	6,971,981	42.5%
Total C&I and CRE	15,089,927	90.0%	14,726,957	89.7%
Pinnacle - municipal finance	847,234	5.0%	884,690	5.4%
Franchise and equipment finance	307,442	1.8%	380,347	2.3%
Mortgage warehouse lending	539,159	3.2%	432,663	2.6%
Total commercial	16,783,762	100.0%	16,424,657	100.0%

1-4 single family residential	6,672,529	85.1%	6,903,013	84.1%
Government insured residential	1,172,193	14.9%	1,306,014	15.9%
Total residential	7,844,722	100.0%	8,209,027	100.0%
Total loans	24,628,484		24,633,684
Allowance for credit losses	(225,698)		(202,689)
Loans, net	$24,402,786		$24,430,995
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

Commercial Real Estate:
Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, free-standing single-tenant buildings, medical and other office buildings, warehouse facilities, hotels, and real estate secured lines of credit. The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years.
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at June 30, 2024 (dollars in thousands):

	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,791,641	30%	58%	24%	18%	1.59	65.8%
Warehouse/Industrial	1,295,401	22%	58%	9%	33%	2.02	50.4%
Multifamily	824,749	14%	48%	52%	—%	1.93	48.2%
Retail	856,927	14%	49%	32%	19%	1.63	59.0%
Hotel	514,043	9%	74%	9%	17%	1.73	44.1%
Construction and Land	584,833	10%	44%	50%	6%	N/A	N/A
Other	84,902	1%	70%	15%	15%	1.85	49.5%
	$5,952,496	100%	56%	27%	17%	1.77	56.0%

	Florida		NY Tri-State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.58	64.8%	1.63	61.2%
Warehouse/Industrial	2.17	48.4%	1.81	36.6%
Multifamily	2.46	45.4%	1.44	50.8%
Retail	1.80	58.4%	1.38	59.9%
Hotel	1.77	41.9%	1.88	32.5%
Other	2.05	47.8%	1.38	65.4%
	1.91	54.1%	1.54	54.6%
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
Included in New York tri-state multifamily loans in the tables above is approximately $119 million of rent regulated exposure as of June 30, 2024.

The following table presents the maturity profile of the CRE portfolio over the next 12 months by property type at June 30, 2024 (dollars in thousands):

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$402,057	22%	$190,847	11%
Warehouse/Industrial	80,260	6%	55,792	4%
Multifamily	90,077	11%	28,569	3%
Retail	99,951	12%	54,006	6%
Hotel	41,520	8%	17,107	3%
Construction and Land	278,631	48%	114	—%
Other	19,300	23%	19,300	23%
	$1,011,796	17%	$365,735	6%
The following table presents scheduled maturities of the CRE portfolio by property type at June 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Office	$220,533	$442,724	$423,790	$226,145	$146,109	$332,340	$1,791,641
Warehouse/Industrial	53,074	178,922	404,114	284,720	144,426	230,145	1,295,401
Multifamily	14,893	157,890	163,366	158,393	107,233	222,974	824,749
Retail	68,122	149,899	230,219	100,543	185,562	122,582	856,927
Hotel	41,520	43,613	243,044	31,044	55,986	98,836	514,043
Construction and Land	131,713	218,731	100,161	60,823	—	73,405	584,833
Other	12,434	6,865	26,871	9,489	4,083	25,160	84,902
	$542,289	$1,198,644	$1,591,565	$871,157	$643,399	$1,105,442	$5,952,496
The office segment totaled $1.8 billion at June 30, 2024. Medical office comprised $309 million or 17% of the total office portfolio. The following charts present the sub-market geographic distribution of the Florida and NY tri-state office portfolios at June 30, 2024:

NY Tri-State by Sub-Market	Florida by Sub-Market
The New York tri-state market encompasses approximately 24% of the office segment, with $180 million of exposure in Manhattan. As of June 30, 2024, the Manhattan office portfolio was approximately 96% occupied with 6% rent rollover expected in the next twelve months. The Florida office portfolio is predominantly suburban.

Office loans not secured by properties in Florida or the New York tri-state area comprised 18%, or $319 million of the segment, and exhibited no particular geographic concentration. Estimated rent rollover of the total office portfolio in the next 12 months is approximately 9%.
The construction portfolio includes an additional $87 million in office related exposure, $84 million of which is in Manhattan.
Non-performing loans included $51 million of office exposure, $34 million including office exposure in the construction portfolio, at June 30, 2024. Also see the section entitled "Asset Quality" below.
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
The following table presents the exposure in the C&I portfolio by industry, at June 30, 2024 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,678,194	18.4%
Manufacturing	764,925	8.4%
Educational Services	735,702	8.1%
Health Care and Social Assistance	716,374	7.8%
Utilities	688,191	7.5%
Information	664,999	7.3%
Wholesale Trade	648,273	7.1%
Transportation and Warehousing	508,562	5.6%
Real Estate and Rental and Leasing	501,425	5.5%
Construction	468,448	5.1%
Retail Trade	325,139	3.6%
Public Administration	301,346	3.3%
Professional, Scientific, and Technical Services	293,414	3.2%
Other Services (except Public Administration)	266,400	2.9%
Arts, Entertainment, and Recreation	199,375	2.2%
Administrative and Support and Waste Management	182,957	2.0%
Accommodation and Food Services	157,997	1.7%
Other	35,710	0.3%
	$9,137,431	100.0%

(1)    Includes $2.0 billion of owner occupied real estate.

Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides franchise and equipment financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two divisions. The franchise finance division portfolio includes franchise acquisition, expansion and equipment financing facilities, typically extended to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 44% and 50% of the portfolio, respectively, at June 30, 2024. The equipment finance division portfolio includes primarily transportation equipment finance facilities utilizing a variety of loan and lease structures. Franchise and equipment finance have been strategically de-emphasized due to their current risk/return profile, including the lack of significant deposit business with these customers. We do not currently expect significant new loan originations in these segments.
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
1-4 single family residential	$6,672,529	$6,903,013
Government insured residential	1,172,193	1,306,014
	$7,844,722	$8,209,027
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2024, $1.0 billion or 15% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations upon default (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.1 billion at June 30, 2024. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

June 30, 2024	December 31, 2023

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
	Total	Percent of Total	Total	Percent of Total
California	$2,079,140	31.2%	$2,171,802	31.5%
New York	1,317,507	19.7%	1,344,205	19.5%
Florida	481,654	7.2%	501,744	7.3%
Illinois	346,258	5.2%	358,512	5.2%
Virginia	308,860	4.6%	312,384	4.5%
Others	2,139,110	32.1%	2,214,366	32.0%
	$6,672,529	100.0%	$6,903,013	100.0%
Operating lease equipment, net
Operating lease equipment, net declined by $105 million during the six months ended June 30, 2024 to $267 million as a result of disposals. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
The charts below present operating lease equipment by type at the dates indicated:

June 30, 2024	December 31, 2023
Bridge had exposure to the energy industry of $120 million at June 30, 2024. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $113 million, consisting primarily of railcars serving the petroleum industry.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	June 30, 2024			March 31, 2024			December 31, 2023
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$5,153,816	$15,414,539	91.8%	$5,109,115	$14,748,066	91.2%	$5,317,230	$15,287,548	93.2%
Special mention	138,403	265,940	1.6%	139,980	357,800	2.2%	97,552	319,905	1.9%
Substandard accruing	597,888	946,832	5.6%	577,418	966,129	6.0%	390,724	711,266	4.3%
Substandard non-accruing	54,088	131,193	0.8%	12,258	83,511	0.5%	13,727	86,903	0.5%
Doubtful	8,301	25,258	0.2%	—	13,822	0.1%	—	19,035	0.1%
	$5,952,496	$16,783,762	100.0%	$5,838,771	$16,169,328	100.0%	$5,819,233	$16,424,657	100.0%
Total criticized and classified commercial loans increased by $232 million for the six months ended June 30, 2024, but declined by $52 million for the quarter ended June 30, 2024. Criticized and classified CRE loans increased by $297 million for the six months ended June 30, 2024, $278 million of which was office exposure (including office related construction loans), offset by declines of $65 million in other commercial categories. As expected in the current environment, there has been some further risk rating migration within the criticized and classified population, primarily within the CRE office category. Rent abatement periods, delays in completing build-out of leased space and in some cases lower occupancy levels contributed to risk rating migration in the office portfolio. When office space is leased to new tenants, landlords frequently provide initial rent abatement periods. During these rent abatement periods, we do not include pro-forma rental payments to be made in the future under the terms of new leases in operating cash flows for the purposes of determining risk ratings.

The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	June 30, 2024		March 31, 2024		December 31, 2023
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$394	0.1%	$18,809	3.9%	$15,712	3.2%
Retail	4,476	0.5%	—	—%	36,000	4.4%
Office	127,066	7.1%	95,595	5.3%	45,840	2.6%
Construction and land	—	—%	25,576	4.8%	—	—%
Other	6,467	7.6%	—	—%	—	—%
	138,403		139,980		97,552
Owner occupied commercial real estate	2,388	0.1%	6,691	0.3%	22,150	1.1%
Commercial and industrial	125,149	1.7%	206,831	3.1%	197,924	2.8%
Franchise and equipment finance	—	—%	—	—%	2,279	1.2%
Mortgage warehouse lending	—	—%	4,298	0.9%	—	—%
	$265,940		$357,800		$319,905

Substandard accruing:
CRE
Hotel	$58,626	11.4%	$40,529	8.3%	$41,805	8.5%
Retail	88,549	10.3%	95,717	11.7%	53,205	6.5%
Multi-family	98,784	12.0%	123,681	14.7%	115,755	13.8%
Office	230,020	12.8%	196,317	11.0%	100,307	5.7%
Industrial	733	0.1%	—	—%	—	—%
Construction and land	118,452	20.3%	118,434	22.4%	76,883	15.5%
Other	2,724	3.2%	2,740	3.3%	2,769	3.4%
	597,888		577,418		390,724
Owner occupied commercial real estate	90,833	4.6%	97,072	5.1%	71,908	3.7%
Commercial and industrial	228,433	3.2%	244,323	3.6%	208,984	3.0%
Franchise and equipment finance	29,678	9.7%	47,316	13.6%	39,650	10.4%
	$946,832		$966,129		$711,266

The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Commercial Real Estate(1)	Commercial(1)(2)

(1)Excludes SBA
(2)Includes Pinnacle and franchise and equipment finance
The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

June 30, 2024	December 31, 2023

The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial(1)

(1)Includes Pinnacle and franchise and equipment finance
Residential Loans
Excluding government insured loans, our residential portfolio consists largely of performing jumbo mortgage loans with FICO scores above 700, full documentation, current LTVs of 80% or less and are primarily owner-occupied. Loans with LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at June 30, 2024:

FICO Distribution	LTV Distribution	Vintage

The following graph presents delinquency trends for residential loans, excluding government insured residential loans, over the periods indicated (in millions):

Residential
FICO scores are generally updated semi-annually and were most recently updated in the first quarter of 2024. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At June 30, 2024, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investment properties.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Operating Lease Equipment, net
Operating leases with a carrying value of assets under lease totaling $16 million were internally risk rated substandard at June 30, 2024. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three and six months ended June 30, 2024 and 2023.
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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2024	March 31, 2024	December 31, 2023
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$28,548	$12,258	$13,727
Construction and land	33,841	—	—
Owner occupied commercial real estate	10,797	12,519	13,626
Commercial and industrial	64,282	49,926	54,907
Franchise and equipment finance	18,983	22,630	23,678
Total commercial loans	156,451	97,333	105,938
Residential	16,411	17,847	20,513
Total non-accrual loans	172,862	115,180	126,451
Loans past due 90 days and still accruing	593	593	593
Total non-performing loans	173,455	115,773	127,044
OREO and other non-performing assets	2,513	3,168	3,536
Total non-performing assets	$175,968	$118,941	$130,580

Non-performing loans to total loans (1)	0.70%	0.48%	0.52%
Non-performing assets to total assets (1)	0.50%	0.34%	0.37%
ACL to total loans	0.92%	0.90%	0.82%
Commercial ACL to commercial loans (2)	1.42%	1.42%	1.29%
ACL to non-performing loans	130.12%	187.92%	159.54%
Net charge-offs to average loans (3)	0.12%	0.02%	0.09%

(1)    Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $39.0 million or 0.16% of total loans and 0.11% of total assets, at June 30, 2024, $40.0 million or 0.16% of total loans and 0.11% of total assets at March 31, 2024, and $41.8 million or 0.17% of total loans and 0.12% of total assets, at December 31, 2023.
(2)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(3)    Annualized for the six months ended June 30, 2024 and the three months ended March 31, 2024.
Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $225 million, $255 million, and $277 million at June 30, 2024, March 31, 2024, and December 31, 2023, respectively.
The following graphs present trends in non-performing loans to total loans and non-performing assets to total assets over the periods indicated, as well as trends in net charge-offs. Levels of non-performing loans to total loans and non-performing assets to total assets remain below pre-pandemic levels.

Non-Performing Loans to Total Loans	Non-Performing Assets to Total Assets

Net Charges-Offs to Average Loans (1)

(1)    Annualized for the six months ended June 30, 2024 and the three months ended March 31, 2024.
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
$173
$5
$39
$19
$43
$51
$16
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
03/31/24
06/30/24

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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At June 30, 2024 and December 31, 2023, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
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

The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I(2)	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential	Total
Balance at December 31, 2022	$24,751	$97,190	$173	$14,091	$11,741	$147,946
Impact of adoption of ASU 2022-02	—	(1,671)	—	(6)	(117)	(1,794)
Balance at January 1, 2023	24,751	95,519	173	14,085	11,624	146,152
Provision for (recovery of) credit losses	5,706	28,611	24	191	(2,742)	31,790
Charge-offs	(813)	(8,975)	—	(7,247)	—	(17,035)
Recoveries	53	5,835	—	33	5	5,926
Balance at June 30, 2023	$29,697	$120,990	$197	$7,062	$8,887	$166,833

Balance at December 31, 2023	$41,338	$142,622	$243	$10,855	$7,631	$202,689
Provision for (recovery of) credit losses	33,368	7,418	(20)	(1,763)	(1,375)	37,628
Charge-offs	(4,855)	(13,436)	—	(3,161)	(34)	(21,486)
Recoveries	50	6,813	—	—	4	6,867
Balance at June 30, 2024	$69,901	$143,417	$223	$5,931	$6,226	$225,698

Net Charge-offs to Average Loans (1)
Six Months Ended June 30, 2023	0.03%	0.07%	—%	3.22%	—%	0.09%
Six Months Ended June 30, 2024	0.17%	0.14%	—%	1.86%	—%	0.12%

(1)Annualized.
(2)Includes mortgage warehouse lending.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	June 30, 2024		March 31, 2024		December 31, 2023
	Total	%(1)	Total	%(1)	Total	%(1)
Non-owner occupied commercial real estate	$45,561	21.8%	$48,551	21.9%	$32,810	21.6%
Construction and land	24,340	2.4%	12,527	2.2%	8,528	2.0%
CRE	69,901		61,078		41,338

Owner occupied commercial real estate	16,416	8.0%	17,369	7.9%	17,642	7.9%
Commercial and industrial(2)	127,001	31.3%	122,846	29.8%	124,980	30.1%
Pinnacle - municipal finance	223	3.4%	220	3.6%	243	3.6%
Franchise and equipment finance	5,931	1.2%	9,416	1.4%	10,855	1.5%
	149,571		149,851		153,720
Residential	6,226	31.9%	6,627	33.2%	7,631	33.3%
	$225,698	100.0%	$217,556	100.0%	$202,689	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.
(2)Includes mortgage warehouse lending.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	June 30, 2024	March 31, 2024	December 31, 2023
Commercial:
CRE	1.17%	1.05%	0.71%
C&I	1.57%	1.62%	1.60%
Franchise and equipment finance	1.93%	2.71%	2.85%
Total commercial (1)	1.42%	1.42%	1.29%
Pinnacle - municipal finance	0.03%	0.03%	0.03%
Residential and MWL	0.08%	0.08%	0.09%
	0.92%	0.90%	0.82%

ACL to non-performing loans	130.12%	187.92%	159.54%

(1)For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
Factors contributing to the change in the ACL during the three months ended June 30, 2024, are depicted in the chart below (dollars in millions):

Risk Rating Migration and Specific Reserves
$24.1
Economic Forecast
$(3.0)
• Current market adjustment
• Changes to forward path of forecast
• Scenario weighting
Net Charge-Offs
$(13.7)
Portfolio and Other
$12.3
• New loans net of pay-downs
• Portfolio and Assumption changes
Change in Qualitative Overlay
$(11.6)
• Shift related to items now captured in quantitative modeling.
$217.6
$225.7
ACL 03/31/24
ACL 06/30/24
% of Total Loans
0.90%
0.92%

Changes in the ACL during the three months ended June 30, 2024
As depicted in the chart above, the most significant drivers of the increase in the ACL from March 31, 2024, to June 30, 2024, were (i) risk rating migration and increases in specific reserves; (ii) new loan production and changes in portfolio characteristics, partially offset by (iii) net charge-offs and (iv) improvement in the economic forecast. There was a shift during the quarter from the qualitative portion to the quantitative portion of the reserve, most of which related to the CRE office portfolio. At June 30, 2024, the ratio of the ACL to loans was 0.92% compared to 0.90% at March 31, 2024 and 0.82% at December 31, 2023. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, and franchise and equipment finance was 1.42% at both June 30, 2024 and March 31, 2024, up from 1.29% at December 31, 2023. The ACL to loans ratio for CRE office loans was 2.47% at June 30, 2024 compared to 2.26% and 1.18% at March 31, 2024 and December

31, 2023, respectively, reflecting evolving office market dynamics. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment increased by $8.8 million during the three months ended June 30, 2024, from 1.05% to 1.17% of loans. The most significant reasons for the increase in the ACL for this segment was risk rating migration and an increase in specific reserves.
•The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $3.2 million during three months ended June 30, 2024, while the ACL coverage ratio decreased from 1.62% to 1.57% of loans. The increase in the ACL reflected portfolio growth, while the decrease in the ACL coverage ratio was primarily driven by risk rating upgrades, an improved economic forecast, new loans brought on at lower reserve levels, and net charge-offs.
•The ACL for the franchise and equipment finance sub-segment decreased by $3.5 million during the three months ended June 30, 2024, from 2.71% to 1.93% of loans primarily due to net charge offs and a decline in portfolio balances.
•The decrease in the ACL for the residential segment corresponds to lower balances; the coverage ratio was consistent quarter-over-quarter.
The estimate of the ACL at June 30, 2024, was informed by forecasted economic scenarios published in June 2024, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at June 30, 2024, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed equally to the downside and upside scenarios. The economic variables that impacted the ACL for the three months ended June 30, 2024 included assumptions about interest rates and spreads, commercial property forecasts, the forecasted trajectory of regional unemployment and performance of the stock market.
Some of the high level data points informing the baseline scenario, which was the scenario most heavily weighted, used in estimating the quantitative portion of the ACL at June 30, 2024, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.1% and
•Annualized growth in national GDP troughing at 1.6% in the baseline.
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

Deposits
The Company has a diverse deposit book by industry sector. Approximately 65% of our total deposits were commercial or municipal deposits at June 30, 2024.
The following table presents information about the Company's insured and collateralized deposits as of June 30, 2024 (dollars in thousands):

Total deposits	$27,763,607

Estimated amount of uninsured deposits	$14,009,600
Less: collateralized deposits	(3,047,517)
Less: affiliate deposits	(267,157)
Adjusted uninsured deposits	$10,694,926
Estimated insured and collateralized deposits	$17,068,681

Insured and collateralized deposits to total deposits	61%
The estimated amount of uninsured deposits at June 30, 2024 and December 31, 2023, was $14.0 billion and $12.4 billion, respectively. Collateralized and affiliate deposits are included in these amounts. Time deposit accounts with balances of $250,000 or more totaled $916 million and $941 million at June 30, 2024 and December 31, 2023, respectively. The following table shows scheduled maturities of uninsured time deposits as of June 30, 2024 (in thousands):

Three months or less	$230,666
Over three through six months	506,885
Over six through twelve months	83,025
Over twelve months	1,530
$822,106
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance of outstanding FHLB advances, as of June 30, 2024 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2024 - One month or less	$2,800,000	5.46%
2024 - Over one month	485,000	5.49%
Total contractual balance outstanding	$3,285,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of June 30, 2024 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2024	$105,000	2.65%
2025	625,000	2.74%
2026	1,430,000	3.50%
Thereafter	25,000	2.50%
	$2,185,000	3.23%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$388,479	$388,479
Unamortized discount and debt issuance costs	(1,245)	(1,676)
	387,234	386,803
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(4,046)	(4,331)
	295,954	295,669
Total notes	683,188	682,472
Finance leases	25,647	26,501
Notes and other borrowings	$708,835	$708,973
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests in both normal operating and stressed environments, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio, its amortizing loan portfolio and FHLB advances. FRB discount window capacity, repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the six months ended June 30, 2024 and 2023, net cash provided by operating activities was $202 million and $424 million, respectively.
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

The following chart presents the components of same day available liquidity at June 30, 2024 and December 31, 2023 (in millions):

Same Day Available Liquidity

$13,644
$1,119
$7,365
$4,587
$573
12/31/23
$14,908
$1,143
$7,009
$6,335
$421
06/30/24
Cash
FHLB Capacity
Capacity at the Fed
Unencumbered Securities

At June 30, 2024, the Bank had total same day available liquidity of approximately $14.9 billion, consisting of cash of $421 million, borrowing capacity at the FHLB of $6.3 billion, borrowing capacity at the FRB of $7.0 billion and unencumbered securities of $1.1 billion. The increase in same day available liquidity as compared to December 31, 2023 reflected the decline in outstanding FHLB advances, increasing FHLB capacity. At June 30, 2024, the ratio of estimated insured and collateralized deposits to total deposits was 61%, compared to 66% at December 31, 2023, and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 139% compared to 152% at December 31, 2023. The decline in brokered deposits, which are generally insured, as a portion of total deposits contributed to the decline in these ratios. As a commercially focused bank, due to the inherent nature of commercial deposits, a significant portion of our deposits are uninsured. We continue to market and educate our customers about products that enable them to obtain FDIC insurance on certain deposits exceeding the standard single depositor insurance limit, have implemented single depositor concentration limits and reduced or eliminated exposure to sectors or depositors that evidenced higher volatility following the events of early 2023.
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
The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	June 30, 2024	Policy Limit
Available liquidity to uninsured/non-collateralized deposits	139%	<100%
Wholesale funding/total assets	24.8%	<37.5%

	June 30, 2024	Operating Threshold
Available operational liquidity/volatile liabilities	2.43x	≥1.30x
Liquidity stress test coverage ratio	1.92x	≥1.50x
FHLB advances/total assets	11.8%	≤20%
One year liquidity ratio	2.43x	≥1.00x
Loan to deposit ratio	88.7%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	14.5%	≤15%
Non interest-bearing demand deposits/total deposits	29.1%	≥20%
Available on-balance sheet liquidity	7.3%	≥5%
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2024 and December 31, 2023, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2024 (dollars in thousands):

	June 30, 2024
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,926,450	8.20%	N/A (1)	N/A (1)	$1,427,590	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,926,450	11.55%	$1,646,273	6.50%	$1,139,727	4.50%	$1,772,909	7.00%
Tier 1 risk-based capital	$2,926,450	11.55%	$2,026,182	8.00%	$1,519,636	6.00%	$2,152,818	8.50%
Total risk-based capital	$3,454,605	13.64%	$2,532,727	10.00%	$2,026,182	8.00%	$2,659,363	10.50%
BankUnited:
Tier 1 leverage	$3,404,990	9.55%	$1,781,979	5.00%	$1,425,583	4.00%	N/A	N/A
CET1 risk-based capital	$3,404,990	13.46%	$1,644,307	6.50%	$1,138,366	4.50%	$1,770,792	7.00%
Tier 1 risk-based capital	$3,404,990	13.46%	$2,023,762	8.00%	$1,517,822	6.00%	$2,150,247	8.50%
Total risk-based capital	$3,633,145	14.36%	$2,529,703	10.00%	$2,023,762	8.00%	$2,656,188	10.50%

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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at June 30, 2024 and December 31, 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at June 30, 2024 - increase (decrease)
In year 1	(6.9)%	(2.7)%	2.5%	4.8%
In year 2	(7.1)%	(3.1)%	1.8%	3.6%
Model Results at December 31, 2023 - increase (decrease)
In year 1	(4.7)%	(1.6)%	1.0%	2.1%
In year 2	(6.0)%	(2.3)%	1.5%	2.0%
The following table illustrates the modeled change in EVE in the indicated scenarios at June 30, 2024 and December 31, 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at June 30, 2024 - increase (decrease):	16.6%	10.1%	(7.2)%	(14.7)%
Model Results at December 31, 2023 - increase (decrease):	15.2%	9.5%	(8.8)%	(17.4)%

All of the modeled results at June 30, 2024, are within ALM policy limits. Many assumptions were used by the Company to calculate the impact of changes in interest rates on forecasted net interest income and EVE, including the change in rates. Actual results may not be similar to the Company’s projections due to several factors including the timing and frequency of rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds and the shape of the yield curve. Actual results may also differ due to the Company’s actions, if any, in response to changing rates and conditions or changes in balance sheet composition.
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
The following table provides information about the Company's derivatives designated as hedging instruments as of June 30, 2024 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$2,185,000	3.23%	Daily SOFR	1.7
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	250,000	1.38%	Fed Funds Effective Rate	0.6
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	200,000	Term SOFR	3.72%	1.8
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	200,000	0.88%		1.0
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	2.2
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	50,000	1.98%	Daily SOFR	0.4
		$3,010,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.
In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at June 30, 2024, was $495 million. The short duration of our AFS investment portfolio (1.82 at June 30, 2024) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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

	June 30, 2024	March 31, 2024
Total stockholders’ equity	$2,699,348	$2,640,392
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,621,711	$2,562,755

Common shares issued and outstanding	74,758,609	74,772,706

Book value per common share	$36.11	$35.31

Tangible book value per common share	$35.07	$34.27

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
During the quarter ended June 30, 2024, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.   Other Information
During the three months ended June 30, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of August 2024.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer