Form 10-Q
period 2024-09-30
BankUnited, Inc.
filed 2024-11-04
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of October 31, 2024 was 74,749,012.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2024

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CMOs	Collateralized mortgage obligations
CPR	Constant prepayment rate
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HTM	Held to maturity
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
ii

NIDDA	Non-interest bearing demand deposits
NPA	Non-performing asset
NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
RPA	Risk Participation Agreement
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks:
Non-interest bearing	$14,746	$14,945
Interest bearing	875,122	573,338
Cash and cash equivalents	889,868	588,283
Investment securities (including securities reported at fair value of $9,109,860 and $8,867,354)	9,119,860	8,877,354
Non-marketable equity securities	237,172	310,084
Loans	24,398,703	24,633,684
Allowance for credit losses	(228,249)	(202,689)
Loans, net	24,170,454	24,430,995
Bank owned life insurance	306,313	318,459
Operating lease equipment, net	241,625	371,909
Goodwill	77,637	77,637
Other assets	741,816	786,886
Total assets	$35,784,745	$35,761,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,635,427	$6,835,236
Interest bearing	5,171,865	3,403,539
Savings and money market	10,324,697	11,135,708
Time	4,724,236	5,163,995
Total deposits	27,856,225	26,538,478
FHLB advances	3,580,000	5,115,000
Notes and other borrowings	708,694	708,973
Other liabilities	832,022	821,235
Total liabilities	32,976,941	33,183,686

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,749,012 and 74,372,505 shares issued and outstanding	747	744
Paid-in capital	296,107	283,642
Retained earnings	2,749,314	2,650,956
Accumulated other comprehensive loss	(238,364)	(357,421)
Total stockholders' equity	2,807,804	2,577,921
Total liabilities and stockholders' equity	$35,784,745	$35,761,607

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans	$355,220	$337,014	$1,053,081	$971,962
Investment securities	127,907	122,857	375,794	362,219
Other	9,229	10,668	28,253	40,195
Total interest income	492,356	470,539	1,457,128	1,374,376
Interest expense:
Deposits	208,630	176,974	626,719	467,472
Borrowings	49,598	78,723	155,402	250,310
Total interest expense	258,228	255,697	782,121	717,782
Net interest income before provision for credit losses	234,128	214,842	675,007	656,594
Provision for credit losses	9,248	33,049	44,071	68,354
Net interest income after provision for credit losses	224,880	181,793	630,936	588,240
Non-interest income:
Deposit service charges and fees	5,016	5,189	15,238	15,705
Gain (loss) on investment securities, net	127	887	1,323	(10,669)
Lease financing	6,368	16,531	23,448	42,159
Other non-interest income	11,377	5,117	33,941	22,551
Total non-interest income	22,888	27,724	73,950	69,746
Non-interest expense:
Employee compensation and benefits	81,781	68,825	233,289	207,290
Occupancy and equipment	12,242	10,890	33,784	32,735
Deposit insurance expense	7,421	7,790	29,481	23,294
Professional fees	4,953	2,696	11,960	9,132
Technology	21,094	19,193	61,976	61,356
Depreciation of operating lease equipment	4,666	11,217	21,775	33,970
Other non-interest expense	32,425	26,479	89,263	77,311
Total non-interest expense	164,582	147,090	481,528	445,088
Income before income taxes	83,186	62,427	223,358	212,898
Provision for income taxes	21,734	15,446	60,193	55,039
Net income	$61,452	$46,981	$163,165	$157,859
Earnings per common share, basic	$0.82	$0.63	$2.19	$2.12
Earnings per common share, diluted	$0.81	$0.63	$2.17	$2.11

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$61,452	$46,981	$163,165	$157,859
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	92,165	(32,854)	145,881	23,717
Reclassification adjustment for net securities gains realized in income	(7)	(159)	(245)	(1,342)
Net change in unrealized gains (losses) on securities available for sale	92,158	(33,013)	145,636	22,375
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(17,398)	12,410	11,351	42,598
Reclassification adjustment for net gains realized in income	(11,502)	(14,031)	(37,930)	(34,264)
Net change in unrealized gains (losses) on derivative instruments	(28,900)	(1,621)	(26,579)	8,334
Other comprehensive income (loss)	63,258	(34,634)	119,057	30,709
Comprehensive income	$124,710	$12,347	$282,222	$188,568

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$163,165	$157,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(12,001)	(8,002)
Provision for credit losses	44,071	68,354
(Gain) loss on investment securities, net	(1,323)	10,669
Share based compensation	15,993	15,647
Depreciation and amortization	46,320	57,040
Deferred income taxes	(37,171)	(18,098)
Proceeds from sale of loans held for sale, net	100,338	254,642
Other:
Increase in other assets	(42,983)	(17,351)
(Decrease) increase in other liabilities	(28,164)	72,956
Net cash provided by operating activities	248,245	593,716

Cash flows from investing activities:
Purchases of investment securities	(1,594,168)	(247,620)
Proceeds from repayments and calls of investment securities	1,350,161	790,032
Proceeds from sale of investment securities	198,197	341,990
Purchases of non-marketable equity securities	(306,850)	(400,900)
Proceeds from redemption of non-marketable equity securities	379,762	382,913
Purchases of loans	(290,242)	(418,244)
Loan originations and repayments, net	346,473	635,953
Proceeds from sale of loans	70,597	38,765
Proceeds from surrender of BOLI	32,144	—
Disposition of operating lease equipment	132,409	49,837
Other investing activities	(38,115)	(23,539)
Net cash provided by investing activities	280,368	1,149,187

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Nine Months Ended September 30,
	2024	2023

Cash flows from financing activities:
Net increase (decrease) in deposits	1,317,747	(1,396,668)
Net decrease in federal funds purchased	—	(190,000)
Additions to FHLB borrowings	590,000	2,380,000
Repayments of FHLB borrowings	(2,125,000)	(2,635,000)
Dividends paid	(63,872)	(59,034)
Repurchase of common stock	—	(55,154)
Other financing activities	54,097	32,191
Net cash used in financing activities	(227,028)	(1,923,665)
Net increase (decrease) in cash and cash equivalents	301,585	(180,762)
Cash and cash equivalents, beginning of period	588,283	572,647
Cash and cash equivalents, end of period	$889,868	$391,885

Supplemental disclosure of cash flow information:
Interest paid	$794,043	$676,388
Income taxes paid	$71,979	$22,127

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$171,292	$308,854
Dividends declared, not paid	$21,641	$20,057

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	74,758,609	$748	$290,719	$2,709,503	$(301,622)	$2,699,348
Comprehensive income	—	—	—	61,452	63,258	124,710
Dividends ($0.29 per common share)	—	—	—	(21,641)	—	(21,641)
Equity based compensation, net of shares forfeited and surrendered	(9,597)	(1)	5,388	—	—	5,387
Balance at September 30, 2024	74,749,012	$747	$296,107	$2,749,314	$(238,364)	$2,807,804

Balance at June 30, 2023	74,429,948	$744	$274,202	$2,623,926	$(372,562)	$2,526,310
Comprehensive income	—	—	—	46,981	(34,634)	12,347
Dividends ($0.27 per common share)	—	—	—	(20,057)	—	(20,057)
Equity based compensation, net of shares forfeited and surrendered	(16,889)	—	5,470	—	—	5,470
Balance at September 30, 2023	74,413,059	$744	$279,672	$2,650,850	$(407,196)	$2,524,070

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	74,372,505	$744	$283,642	$2,650,956	$(357,421)	$2,577,921
Comprehensive income	—	—	—	163,165	119,057	282,222
Dividends ($0.87 per common share)	—	—	—	(64,807)	—	(64,807)
Equity based compensation, net of shares forfeited and surrendered	376,507	3	12,465	—	—	12,468
Balance at September 30, 2024	74,749,012	$747	$296,107	$2,749,314	$(238,364)	$2,807,804

Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	157,859	30,709	188,568
Dividends ($0.81 per common share)	—	—	—	(59,745)	—	(59,745)
Equity based compensation, net of shares forfeited and surrendered	372,717	3	13,081	—	—	13,084
Repurchase of common stock	(1,634,245)	(16)	(55,138)	—	—	(55,154)
Balance at September 30, 2023	74,413,059	$744	$279,672	$2,650,850	$(407,196)	$2,524,070

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2024
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
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU augments reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This ASU is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows. Adoption will result in additional disclosures beginning with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional disclosures, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions among others. This ASU is effective for the Company for fiscal years beginning after December 15, 2024. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows. Adoption will lead to revised disclosures about income taxes in the Company's financial statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2024	2023	2024	2023
Basic earnings per common share:
Numerator:
Net income	$61,452	$46,981	$163,165	$157,859
Distributed and undistributed earnings allocated to participating securities	(850)	(700)	(2,282)	(2,378)
Income allocated to common stockholders for basic earnings per common share	$60,602	$46,281	$160,883	$155,481
Denominator:
Weighted average common shares outstanding	74,753,372	74,416,698	74,675,279	74,530,871
Less average unvested stock awards	(1,079,182)	(1,165,105)	(1,105,654)	(1,180,570)
Weighted average shares for basic earnings per common share	73,674,190	73,251,593	73,569,625	73,350,301
Basic earnings per common share	$0.82	$0.63	$2.19	$2.12
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$60,602	$46,281	$160,883	$155,481
Adjustment for earnings reallocated from participating securities	6	3	9	8
Income used in calculating diluted earnings per common share	$60,608	$46,284	$160,892	$155,489
Denominator:
Weighted average shares for basic earnings per common share	73,674,190	73,251,593	73,569,625	73,350,301
Dilutive effect of certain share-based awards	817,866	537,230	481,126	388,372
Weighted average shares for diluted earnings per common share	74,492,056	73,788,823	74,050,751	73,738,673
Diluted earnings per common share	$0.81	$0.63	$2.17	$2.11
Potentially dilutive unvested shares totaling 1,074,053 and 1,160,047 were outstanding at September 30, 2024 and 2023, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$194,852	$2,298	$(7,315)	$189,835
U.S. Government agency and sponsored enterprise residential MBS	2,401,069	10,472	(20,514)	2,391,027
U.S. Government agency and sponsored enterprise commercial MBS	550,738	795	(51,219)	500,314
Private label residential MBS and CMOs	2,512,471	1,446	(217,672)	2,296,245
Private label commercial MBS	2,045,819	1,294	(43,443)	2,003,670
Single family real estate-backed securities	352,086	—	(6,300)	345,786
Collateralized loan obligations	1,068,109	2,353	(140)	1,070,322
Non-mortgage asset-backed securities	98,982	167	(2,636)	96,513
State and municipal obligations	111,181	362	(5,459)	106,084
SBA securities	83,775	37	(2,516)	81,296
	9,419,082	$19,224	$(357,214)	9,081,092
Investment securities held to maturity	10,000			10,000
	$9,429,082			9,091,092
Marketable equity securities				28,768
				$9,119,860

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

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
Investment securities held to maturity at September 30, 2024 and December 31, 2023, consisted of one State of Israel bond, which matured in October 2024. Accrued interest receivable on investments totaled $33 million and $37 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At September 30, 2024, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,133,013	$1,111,336
Due after one year through five years	4,772,683	4,689,303
Due after five years through ten years	2,343,958	2,211,818
Due after ten years	1,169,428	1,068,635
	$9,419,082	$9,081,092
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $7.8 billion and $7.7 billion at September 30, 2024 and December 31, 2023, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized gains on investment securities AFS	$76	$242	$501	$1,861
Gross realized losses on investment securities AFS	(67)	(27)	(170)	(47)
Net realized gain	9	215	331	1,814

Net gain (loss) on marketable equity securities recognized in earnings	118	672	992	(12,483)

Gain (loss) on investment securities, net	$127	$887	$1,323	$(10,669)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$25,182	$(78)	$52,341	$(7,237)	$77,523	$(7,315)
U.S. Government agency and sponsored enterprise residential MBS	6,972	(5)	1,000,170	(20,509)	1,007,142	(20,514)
U.S. Government agency and sponsored enterprise commercial MBS	—	—	422,627	(51,219)	422,627	(51,219)
Private label residential MBS and CMOs	33,769	(227)	2,126,772	(217,445)	2,160,541	(217,672)
Private label commercial MBS	21,250	(178)	1,643,558	(43,265)	1,664,808	(43,443)
Single family real estate-backed securities	—	—	320,786	(6,300)	320,786	(6,300)
Collateralized loan obligations	233,704	(135)	11,957	(5)	245,661	(140)
Non-mortgage asset-backed securities	—	—	73,825	(2,636)	73,825	(2,636)
State and municipal obligations	4,102	(26)	52,165	(5,433)	56,267	(5,459)
SBA securities	3,322	(29)	73,094	(2,487)	76,416	(2,516)
	$328,301	$(678)	$5,777,295	$(356,536)	$6,105,596	$(357,214)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and nine months ended September 30, 2024 and 2023. At September 30, 2024, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At September 30, 2024, 421 securities available for sale were in unrealized loss positions. The amount of impairment related to 109 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.9 million and no further analysis with respect to these securities was considered necessary.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at September 30, 2024, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $338.0 million at September 30, 2024, compared to $534.8 million at December 31, 2023, improving by $196.8 million during the nine months ended September 30, 2024. While the majority of securities in the portfolio were floating rate at September 30, 2024, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At September 30, 2024, four U.S. treasury, 58 U.S. Government agency and sponsored enterprise residential MBS, 22 U.S. Government agency and sponsored enterprise commercial MBS, and 20 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2024. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at September 30, 2024, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At September 30, 2024, 112 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our September 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 18%. As of September 30, 2024, 96% of impaired securities in this category, based on carrying value, were externally rated AAA and 4% were rated AA.
Private label commercial MBS
At September 30, 2024, 75 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our September 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 46%. As of September 30, 2024, 82% of impaired securities in this category, based on carrying value, were externally rated AAA, 14% were rated AA and 4% were rated A. There is no single-asset, single-borrower exposure.
Single family real estate-backed securities
At September 30, 2024, nine single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our September 30, 2024 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 53%. As of September 30, 2024, 53% of impaired securities in this category, based on carrying value, were externally rated AAA, 20% were rated AA and one security was not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Collateralized loan obligations
At September 30, 2024, two collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at September 30, 2024. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. While we have observed some deterioration in underlying collateral performance due in large part to rising costs, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our September 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 22% compared to weighted average credit support of 42%. As of September 30, 2024, 100% of the impaired securities in this category, based on carrying value, were externally rated AAA.
Non-mortgage asset-backed securities
At September 30, 2024, five non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our September 30, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 26%. As of September 30, 2024, 30% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 70% were rated AA.
State and Municipal Obligations
At September 30, 2024, five state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a quantitative measure of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of September 30, 2024, 93% of the impaired securities in this category, based on carrying value, were externally rated AAA and 7% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
	Total	Percent of Total	Total	Percent of Total
Commercial:
Non-owner occupied commercial real estate	$5,488,884	22.5%	$5,323,241	21.6%
Construction and land	497,928	2.0%	495,992	2.0%
Owner occupied commercial real estate	1,999,515	8.2%	1,935,743	7.9%
Commercial and industrial	7,026,412	28.9%	6,971,981	28.3%
Pinnacle - municipal finance	749,035	3.1%	884,690	3.6%
Franchise and equipment finance	277,704	1.1%	380,347	1.5%
Mortgage warehouse lending	571,783	2.3%	432,663	1.8%
	16,611,261	68.1%	16,424,657	66.7%
Residential:
1-4 single family residential	6,663,300	27.3%	6,903,013	28.0%
Government insured residential	1,124,142	4.6%	1,306,014	5.3%
	7,787,442	31.9%	8,209,027	33.3%
Total loans	24,398,703	100.0%	24,633,684	100.0%
Allowance for credit losses	(228,249)		(202,689)
Loans, net	$24,170,454		$24,430,995
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $36 million and $45 million at September 30, 2024 and December 31, 2023, respectively.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
UPB	$68,154	$80,123
Non-credit discount	(28,853)	(35,249)
Total amortized cost of PCD loans	39,301	44,874
ACL related to PCD loans	(202)	(161)
PCD loans, net	$39,099	$44,713
Included in loans, net are direct or sales type finance leases totaling $501 million and $602 million at September 30, 2024 and December 31, 2023, respectively. The amount of income recognized from direct or sales type finance leases for the three and nine months ended September 30, 2024 and 2023, totaled $3.5 million, $11.4 million, $4.3 million and $13.0 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and nine months ended September 30, 2024 and 2023, the Company purchased residential loans totaling $163 million, $290 million, $78 million, and $418 million, respectively.
At September 30, 2024 and December 31, 2023, the Company had pledged loans with a carrying value of approximately $15.9 billion and $16.5 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $128 million and $138 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and nine months ended September 30, 2024 and 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024			2023
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$219,472	$6,226	$225,698	$157,946	$8,887	$166,833
Provision (recovery)	3,495	5,596	9,091	31,737	(860)	30,877
Charge-offs	(9,679)	(92)	(9,771)	(5,155)	—	(5,155)
Recoveries	3,231	—	3,231	3,504	4	3,508
Ending balance	$216,519	$11,730	$228,249	$188,032	$8,031	$196,063

	Nine Months Ended September 30,
	2024			2023
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$195,058	$7,631	$202,689	$136,205	$11,741	$147,946
Impact of adoption of ASU 2022-02	N/A	N/A	N/A	(1,677)	(117)	(1,794)
Balance after adoption of ASU 2022-02	195,058	7,631	202,689	134,528	11,624	146,152
Provision (recovery)	42,498	4,221	46,719	66,269	(3,602)	62,667
Charge-offs	(31,131)	(126)	(31,257)	(22,190)	—	(22,190)
Recoveries	10,094	4	10,098	9,425	9	9,434
Ending balance	$216,519	$11,730	$228,249	$188,032	$8,031	$196,063
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined using three weighted third-party provided economic scenarios.
The ACL increased by $25.6 million, to 0.94% of total loans at September 30, 2024 from 0.82% of total loans at December 31, 2023. The more significant factors increasing the ACL for the nine months ended September 30, 2024 were an increase in specific reserves and risk rating migration, an increase in qualitative reserves, and changes in portfolio composition and characteristics. These factors increasing the ACL were partially offset by an improved economic forecast and net charge-offs.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount related to funded portion of loans	$9,091	$30,877	$46,719	$62,667
Amount related to off-balance sheet credit exposures	157	2,172	(2,648)	5,687
Total provision for credit losses	$9,248	$33,049	$44,071	$68,354
The following table presents gross charge-offs during the nine months ended September 30, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
CRE	$—	$—	$4,369	$—	$—	$1,833	$—	$6,202
C&I	—	239	17,226	34	52	1,260	409	19,220
Franchise and equipment finance	—	—	—	765	—	4,944	—	5,709
Residential	—	—	—	—	—	126	—	126
	$—	$239	$21,595	$799	$52	$8,163	$409	$31,257
Credit quality information
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity or potential disruptions in economic activity, health of the national, regional and to a lesser extent global economy, interest rates, industry trends, demographic trends, inflationary trends, including particularly for commercial real estate loans the cost of insurance, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values and related market dynamics. Particularly for the office sector, the evolving impact of hybrid and remote work on vacancies and valuations is a factor. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are one indicator of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $2 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Commercial credit exposure based on internal risk rating (in thousands):

	September 30, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$574,481	$727,258	$1,123,747	$643,131	$418,964	$1,578,060	$117,876	$5,183,517
Special mention	—	—	—	28,431	32,653	84,254	—	145,338
Substandard	24,588	49,260	129,941	91,592	68,682	293,894	—	657,957
Total CRE	$599,069	$776,518	$1,253,688	$763,154	$520,299	$1,956,208	$117,876	$5,986,812
C&I
Pass	$1,254,524	$1,257,646	$1,144,623	$512,700	$329,102	$1,169,477	$2,745,894	$8,413,966
Special mention	45,767	10,378	46,341	36,335	—	1,268	37,899	177,988
Substandard	291	47,449	115,647	45,206	9,925	105,822	93,848	418,188
Doubtful	—	—	—	—	—	15,785	—	15,785
Total C&I	$1,300,582	$1,315,473	$1,306,611	$594,241	$339,027	$1,292,352	$2,877,641	$9,025,927
Pinnacle - municipal finance
Pass	$59,925	$113,010	$96,140	$56,000	$25,474	$398,486	$—	$749,035
Total Pinnacle - municipal finance	$59,925	$113,010	$96,140	$56,000	$25,474	$398,486	$—	$749,035
Franchise and equipment finance
Pass	$—	$2,071	$42,534	$61,630	$28,804	$98,944	$75	$234,058
Substandard	—	—	—	1,728	2,796	38,642	—	43,166
Doubtful	—	—	—	—	—	480	—	480
Total Franchise and equipment finance	$—	$2,071	$42,534	$63,358	$31,600	$138,066	$75	$277,704
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$571,783	$571,783
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$571,783	$571,783

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

	December 31, 2023
	Amortized Cost By Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
CRE
Pass	$668,669	$1,268,313	$662,340	$493,675	$878,048	$1,064,601	$281,584	$5,317,230
Special mention	19,127	13,377	—	—	57,984	4,912	2,152	97,552
Substandard	—	42,997	2,103	29,180	186,368	142,049	1,754	404,451
Total CRE	$687,796	$1,324,687	$664,443	$522,855	$1,122,400	$1,211,562	$285,490	$5,819,233
C&I
Pass	$1,382,939	$1,423,581	$653,730	$337,322	$431,257	$1,040,101	$3,069,295	$8,338,225
Special mention	—	85,306	1,215	13,949	49,526	22,398	47,680	220,074
Substandard	3,841	70,731	86,747	16,063	20,757	91,844	44,633	334,616
Doubtful	—	10,580	—	—	4,229	—	—	14,809
Total C&I	$1,386,780	$1,590,198	$741,692	$367,334	$505,769	$1,154,343	$3,161,608	$8,907,724
Pinnacle - municipal finance
Pass	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Total Pinnacle - municipal finance	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Franchise and equipment finance
Pass	$6,569	$32,656	$74,170	$44,698	$76,144	$80,302	$201	$314,740
Special mention	—	—	—	2,279	—	—	—	2,279
Substandard	—	14,959	3,019	1,003	23,574	16,547	—	59,102
Doubtful	—	—	—	—	4,226	—	—	4,226
Total franchise finance	$6,569	$47,615	$77,189	$47,980	$103,944	$96,849	$201	$380,347
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$432,663	$432,663
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$432,663	$432,663
At September 30, 2024 and December 31, 2023, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Special mention	$323,326	$319,905
Substandard - accruing	932,746	711,266
Substandard - non-accruing	186,565	86,903
Doubtful	16,265	19,035
Total	$1,458,902	$1,137,109
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency status is updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the third quarter of 2024. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	September 30, 2024
	Amortized Cost By Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current	$195,138	$371,193	$1,046,301	$2,805,102	$810,787	$1,392,795	$6,621,316
30 - 59 Days Past Due	2,021	1,615	2,706	6,200	2,690	5,577	20,809
60 - 89 Days Past Due	—	—	684	3,633	—	1,933	6,250
90 Days or More Past Due	—	155	2,592	1,654	—	10,524	14,925
	$197,159	$372,963	$1,052,283	$2,816,589	$813,477	$1,410,829	$6,663,300

	December 31, 2023
	Amortized Cost By Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current	$363,123	$1,117,039	$2,965,840	$854,376	$296,146	$1,255,688	$6,852,212
30 - 59 Days Past Due	2,200	1,785	7,201	5,745	—	14,527	31,458
60 - 89 Days Past Due	—	2,116	1,465	—	143	2,728	6,452
90 Days or More Past Due	—	5,872	—	—	1,439	5,580	12,891
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	September 30, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$24,938	$58,905	$244,394	$1,142,103	$310,728	$442,834	$2,223,902
61% - 70%	25,042	58,002	268,625	771,630	207,506	319,259	1,650,064
71% - 80%	118,463	216,378	535,734	869,534	295,173	610,197	2,645,479
More than 80%	28,716	39,678	3,530	33,322	70	38,539	143,855
	$197,159	$372,963	$1,052,283	$2,816,589	$813,477	$1,410,829	$6,663,300

	December 31, 2023
	Amortized Cost By Origination Year
LTV	2023	2022	2021	2020	2019	Prior	Total
Less than 61%	$63,117	$260,403	$1,211,101	$326,771	$72,219	$428,451	$2,362,062
61% - 70%	67,146	280,602	813,682	221,091	71,652	293,784	1,747,957
71% - 80%	235,060	583,724	915,166	312,188	148,483	519,699	2,714,320
More than 80%	—	2,083	34,557	71	5,374	36,589	78,674
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	September 30, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$137,593	$273,415	$751,253	$2,240,365	$654,142	$988,644	$5,045,412
720 - 759	47,010	65,950	176,634	371,705	98,081	199,019	958,399
719 or less or not available	12,556	33,598	124,396	204,519	61,254	223,166	659,489
	$197,159	$372,963	$1,052,283	$2,816,589	$813,477	$1,410,829	$6,663,300

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

	December 31, 2023
	Amortized Cost By Origination Year
FICO	2023	2022	2021	2020	2019	Prior	Total
760 or greater	$253,774	$810,150	$2,378,572	$696,363	$203,966	$893,290	$5,236,115
720 - 759	78,882	194,135	392,179	99,412	50,984	210,663	1,026,255
719 or less or not available	32,667	122,527	203,755	64,346	42,778	174,570	640,643
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	September 30, 2024					December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
CRE	$5,913,340	$36,000	$3,509	$33,963	$5,986,812	$5,779,309	$27,918	$1,947	$10,059	$5,819,233
C&I	8,979,444	1,886	16,324	28,273	9,025,927	8,851,585	16,228	5,536	34,375	8,907,724
Pinnacle - municipal finance	749,035	—	—	—	749,035	884,690	—	—	—	884,690
Franchise and equipment finance	277,704	—	—	—	277,704	380,347	—	—	—	380,347
Mortgage warehouse lending	571,783	—	—	—	571,783	432,663	—	—	—	432,663
1-4 single family residential	6,621,316	20,809	6,250	14,925	6,663,300	6,852,212	31,458	6,452	12,891	6,903,013
Government insured residential	739,838	109,012	46,621	228,671	1,124,142	835,282	131,652	61,942	277,138	1,306,014
	$23,852,460	$167,707	$72,704	$305,832	$24,398,703	$24,016,088	$207,256	$75,877	$334,463	$24,633,684
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $33.4 million ($25.9 million of C&I and $7.5 million of CRE) and $39.7 million at September 30, 2024 and December 31, 2023, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $229 million and $278 million at September 30, 2024 and December 31, 2023, respectively, substantially all of which were government insured residential loans. These loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$70,860	$65,320	$13,727	$1,947
C&I	116,583	21,288	68,533	14,078
Franchise and equipment finance	15,387	13,687	23,678	7,796
1-4 single family residential	21,061	—	20,513	—
	$223,891	$100,295	$126,451	$23,821
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $35.1 million and $41.8 million at September 30, 2024 and December 31, 2023, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and nine months ended September 30, 2024 and 2023. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.2 million and $5.5 million for the three and nine months ended September 30, 2024, respectively and $2.2 million and $5.6 million for the three and nine months ended September 30, 2023, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$69,708	$69,708	$11,574	$11,574
C&I	77,565	61,989	36,401	25,821
Franchise and equipment finance	15,387	14,907	23,488	18,678
	$162,660	$146,604	$71,463	$56,073
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the nine months ended September 30, 2024.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $180 million, of which $168 million was government insured at September 30, 2024, and $262 million, of which $250 million was government insured at December 31, 2023. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at September 30, 2024 and December 31, 2023.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2024
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
C&I	$—	—%	$8	—%	$11	—%	$19
Franchise and equipment finance	—	—%	1,700	1%	—	—%	1,700
Government insured residential	—	—%	8,810	1%	2,927	—%	11,737
	$—		$10,518		$2,938		$13,456

	Nine Months Ended September 30, 2024
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$—	—%	$1,277	—%	$—	—%	$1,277
C&I	—	—%	84,618	1%	39	—%	84,657
Franchise and equipment finance	—	—%	1,700	1%	—	—%	1,700
Government insured residential	—	—%	23,712	2%	4,783	—%	28,495
	$—		$111,307		$4,822		$116,129

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

	Three Months Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
C&I	$—	—%	$1,475	—%	$—	—%	$1,475
Franchise and equipment finance	—	—%	11,085	3%	—	—%	11,085
Government insured residential	—	—%	27,710	2%	687	—%	28,397
	$—		$40,270		$687		$40,957

	Nine Months Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Interest Rate Reduction and Term Extension
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
C&I	$—	—%	$5,786	—%	$—	—%	$5,786
Franchise and equipment finance	—	—%	14,470	3%	—	—%	14,470
1-4 single family residential	759	—%	—	—%	—	—%	759
Government insured residential	106	—%	64,520	5%	2,549	—%	67,175
	$865		$84,776		$2,549		$88,190

(1)Represents percentage of loans receivable in each category.
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended September 30, 2024
Financial Effect
Term Extension:
C&I	Added a weighted average 1.0 year to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 3.0 years to the term of the modified loans.
Government insured residential	Added a weighted average 10.0 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 22.0% to 8.5% and added a weighted average 2.1 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 7.5% to 7.0% and added a weighted average 2.2 years to the term of the modified loans.

Nine Months Ended September 30, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 1.0 year to the term of the modified loans.
C&I	Added a weighted average 1.5 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 3.0 years to the term of the modified loans.
Government insured residential	Added a weighted average 10.1 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 21.5% to 6.0% and added a weighted average 2.2 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.7% and added a weighted average 5.1 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Three Months Ended September 30, 2023
Financial Effect
Term Extension:
C&I	Added a weighted average 0.5 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 2.1 years to the term of the modified loans.
Government insured residential	Added a weighted average 9.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 5.5% to 4.2% and added a weighted average 12.0 years to the term of the modified loans.

Nine Months Ended September 30, 2023
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 3.8% to 3.1%.
Government insured residential	Reduced weighted average contractual interest rate from 4.8% to 3.8%.
Term Extension:
C&I	Added a weighted average 0.6 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 1.8 years to the term of the modified loans.
Government insured residential	Added a weighted average 8.4 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 5.7% to 4.7% and added a weighted average 7.8 years to the term of the modified loans.
The following tables present the aging at September 30, 2024, of loans that were modified within the previous 12 months, and at September 30, 2023, of loans that were modified since January 1, 2023, the date of adoption of ASU 2022-02 (in thousands):

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$1,277	$—	$—	$—	$1,277
C&I	87,655	28	—	—	87,683
Franchise and equipment finance	10,913	—	—	—	10,913
1-4 single family residential	72	—	—	—	72
Government insured residential	12,818	6,699	3,973	14,385	37,875
	$112,735	$6,727	$3,973	$14,385	$137,820

	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
C&I	$5,786	$—	$—	$—	$5,786
Franchise and equipment finance	14,470	—	—	—	14,470
1-4 single family residential	—	759	—	—	759
Government insured residential	29,177	13,286	8,465	16,247	67,175
	$49,433	$14,045	$8,465	$16,247	$88,190

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended September 30,
	2024				2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$—	$5,664	$279	$5,943	$—	$14,699	$548	$15,247

	Nine Months Ended September 30,
	2024				2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$—	$16,474	$4,305	$20,779	$106	$28,432	$860	$29,398
Note 5    Income Taxes
The Company’s effective income tax rate was 26.1% and 26.9% for the three and nine months ended September 30, 2024 and 24.7% and 25.9% for the three and nine months ended September 30, 2023, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2024 and 2023 primarily due to the impact of state income taxes and interest on certain unrecognized tax benefits, partially offset by the benefit of income not subject to federal tax.
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

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	September 30, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,030,000	$354	$(49)	$3,215,000	$—	$(1,048)
Interest rate caps purchased	200,000	4,669	—	200,000	10,157	—
Interest rate collar	125,000	72	—	125,000	84	—
Derivatives designated as fair value hedges:
Interest rate swaps	50,000	—	—	100,000	—	—
	$3,405,000	$5,095	$(49)	$3,640,000	$10,241	$(1,048)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Derivatives designated as cash flow hedges
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$4,661	$6,300	$14,270	$17,162
Interest expense on borrowings	11,686	13,442	39,416	30,935
Interest income on loans	(804)	(781)	(2,430)	(1,795)
	$15,543	$18,961	$51,256	$46,302
During the three and nine months ended September 30, 2024 and 2023, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of September 30, 2024, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $8.8 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
Derivatives designated as fair value hedges
No net gain (loss) related to derivatives designated as fair value hedges was recognized in earnings for any of the applicable periods. The following table provides information about the hedged items related to derivatives designated as fair value hedges at the date indicated (in thousands):

	September 30, 2024	December 31, 2023	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$50,000	$100,000	Loans
Cumulative fair value hedging adjustments	$(233)	$(1,656)	Loans

(1)This amount is included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. The amortized cost basis of the closed portfolio used in this hedging relationship was $944 million and $992 million at September 30, 2024 and December 31, 2023, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. The Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. The Company also enters into foreign currency forward derivative contracts with commercial borrowers to enable borrowers to manage their exposure to foreign currency fluctuations. The Company enters into offsetting forward contracts with primary dealers to mitigate the foreign currency risk associated with these contracts. These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives was not material for the three and nine months ended September 30, 2024 and 2023.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	September 30, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$2,501,070	$48,695	$(41,105)	$2,166,813	$76,793	$(16,702)
Pay-variable interest rate swaps	2,501,070	41,105	(48,695)	2,166,813	16,702	(77,257)
Interest rate caps purchased	158,373	1,299	—	65,610	1,922	—
Interest rate caps sold	158,373	—	(1,299)	65,610	—	(1,922)
RPAs purchased	111,839	284	—	77,846	20	—
RPAs sold	433,824	—	(432)	284,910	—	(237)
	$5,864,549	$91,383	$(91,531)	$4,827,602	$95,437	$(96,118)

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
September 30, 2024

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$55,089	$—	$55,089	$(25,099)	$(26,273)	$3,717
Derivative liabilities	(41,154)	—	(41,154)	25,099	16,055	—
	$13,935	$—	$13,935	$—	$(10,218)	$3,717

	December 31, 2023
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$88,956	$—	$88,956	$(15,154)	$(73,730)	$72
Derivative liabilities	(17,750)	—	(17,750)	15,154	2,596	—
	$71,206	$—	$71,206	$—	$(71,134)	$72
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income (loss) are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$124,548	$(32,383)	$92,165	$(44,397)	$11,543	$(32,854)
Amounts reclassified to gain on investment securities available for sale, net	(9)	2	(7)	(215)	56	(159)
Net change in unrealized gains (losses) on investment securities available for sale	124,539	(32,381)	92,158	(44,612)	11,599	(33,013)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(23,511)	6,113	(17,398)	16,771	(4,361)	12,410
Amounts reclassified to interest expense on deposits	(4,661)	1,212	(3,449)	(6,300)	1,638	(4,662)
Amounts reclassified to interest expense on borrowings	(11,686)	3,038	(8,648)	(13,442)	3,495	(9,947)
Amounts reclassified to interest income on loans	804	(209)	595	781	(203)	578
Net change in unrealized gains (losses) on derivative instruments	(39,054)	10,154	(28,900)	(2,190)	569	(1,621)
Other comprehensive income (loss)	$85,485	$(22,227)	$63,258	$(46,802)	$12,168	$(34,634)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

	Nine Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$197,137	$(51,256)	$145,881	$32,050	$(8,333)	$23,717
Amounts reclassified to gain on investment securities available for sale, net	(331)	86	(245)	(1,814)	472	(1,342)
Net change in unrealized gains (losses) on investment securities available for sale	196,806	(51,170)	145,636	30,236	(7,861)	22,375
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	15,339	(3,988)	11,351	57,565	(14,967)	42,598
Amounts reclassified to interest expense on deposits	(14,270)	3,710	(10,560)	(17,162)	4,462	(12,700)
Amounts reclassified to interest expense on borrowings	(39,416)	10,248	(29,168)	(30,935)	8,043	(22,892)
Amounts reclassified to interest income on loans	2,430	(632)	1,798	1,795	(467)	1,328
Net change in unrealized gains (losses) on derivative instruments	(35,917)	9,338	(26,579)	11,263	(2,929)	8,334
Other comprehensive income	$160,889	$(41,832)	$119,057	$41,499	$(10,790)	$30,709
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Loss on Investment Securities Available for Sale	Unrealized Gain on Derivative Instruments	Total
Balance at June 30, 2024	$(342,268)	$40,646	$(301,622)
Other comprehensive income (loss)	92,158	(28,900)	63,258
Balance at September 30, 2024	$(250,110)	$11,746	$(238,364)

Balance at June 30, 2023	$(443,523)	$70,961	$(372,562)
Other comprehensive loss	(33,013)	(1,621)	(34,634)
Balance at September 30, 2023	$(476,536)	$69,340	$(407,196)

	Unrealized Loss on Investment Securities Available for Sale	Unrealized Gain on Derivative Instruments	Total
Balance at December 31, 2023	$(395,746)	$38,325	$(357,421)
Other comprehensive income	145,636	(26,579)	119,057
Balance at September 30, 2024	$(250,110)	$11,746	$(238,364)

Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Other comprehensive income	22,375	8,334	30,709
Balance at September 30, 2023	$(476,536)	$69,340	$(407,196)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

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
The Company uses third-party pricing services in determining fair value measurements for investment securities. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the pricing services, conducts interviews with valuation desk personnel and reviews model results and detailed assumptions used to value selected securities as considered necessary. Management has established a robust price challenge process that includes a review by the treasury front office of all prices provided on a quarterly basis. Any price evidencing significant unexpected quarter over quarter fluctuations or deviations from expectations is challenged. The Company has also established a quarterly process whereby prices provided by its primary pricing service are validated by obtaining a price from a second external source for most securities in the portfolio. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. Any price discrepancies are resolved based on careful consideration of the assumptions and inputs employed by each of the pricing sources.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$189,835	$—	$189,835
U.S. Government agency and sponsored enterprise residential MBS	—	2,391,027	2,391,027
U.S. Government agency and sponsored enterprise commercial MBS	—	500,314	500,314
Private label residential MBS and CMOs	—	2,296,245	2,296,245
Private label commercial MBS	—	2,003,670	2,003,670
Single family real estate-backed securities	—	345,786	345,786
Collateralized loan obligations	—	1,070,322	1,070,322
Non-mortgage asset-backed securities	—	96,513	96,513
State and municipal obligations	—	106,084	106,084
SBA securities	—	81,296	81,296
Marketable equity securities	28,768	—	28,768
Derivative assets	—	96,478	96,478
Total assets at fair value	$218,603	$8,987,735	$9,206,338
Derivative liabilities	$—	$(91,580)	$(91,580)
Total liabilities at fair value	$—	$(91,580)	$(91,580)

	December 31, 2023
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$130,592	$—	$130,592
U.S. Government agency and sponsored enterprise residential MBS	—	1,924,207	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	—	497,859	497,859
Private label residential MBS and CMOs	—	2,295,730	2,295,730
Private label commercial MBS	—	2,198,743	2,198,743
Single family real estate-backed securities	—	366,255	366,255
Collateralized loan obligations	—	1,112,824	1,112,824
Non-mortgage asset-backed securities	—	102,780	102,780
State and municipal obligations	—	102,618	102,618
SBA securities	—	103,024	103,024
Marketable equity securities	32,722	—	32,722
Derivative assets	—	105,678	105,678
Total assets at fair value	$163,314	$8,809,718	$8,973,032
Derivative liabilities	$—	$(97,166)	$(97,166)
Total liabilities at fair value	$—	$(97,166)	$(97,166)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	September 30, 2024	December 31, 2023
Collateral dependent loans	$133,344	$50,885
OREO	2,254	29
	$135,598	$50,914
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$889,868	$889,868	$588,283	$588,283
Investment securities	1/2	$9,119,860	$9,119,860	$8,877,354	$8,877,281
Non-marketable equity securities	2	$237,172	$237,172	$310,084	$310,084
Loans, net	3	$24,170,454	$23,155,229	$24,430,995	$23,075,192
Derivative assets	2	$96,478	$96,478	$105,678	$105,678
Liabilities:
Demand, savings and money market deposits	2	$23,131,989	$23,131,989	$21,374,483	$21,374,483
Time deposits	2	$4,724,236	$4,702,971	$5,163,995	$5,133,119
FHLB advances	2	$3,580,000	$3,580,092	$5,115,000	$5,115,637
Notes and other borrowings	2	$708,694	$701,632	$708,973	$676,077
Derivative liabilities	2	$91,580	$91,580	$97,166	$97,166
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
September 30, 2024

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
Total lending related commitments outstanding at September 30, 2024 were as follows (in thousands):

Commitments to fund loans	$100,769
Unfunded commitments under lines of credit	4,705,518
Commercial and standby letters of credit	150,351
$4,956,638
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$7,384,721	—%	$6,937,537	—%	$7,132,351	—%	$7,152,362	—%
Interest bearing	3,930,101	3.78%	3,038,870	3.33%	3,752,828	3.77%	2,728,287	2.68%
Savings and money market	11,304,999	4.22%	10,205,765	3.81%	11,238,662	4.25%	10,844,838	3.43%
Time	4,524,215	4.53%	5,420,522	3.92%	4,834,209	4.51%	5,150,486	3.49%
	$27,144,036	3.06%	$25,602,694	2.74%	$26,958,050	3.11%	$25,875,973	2.41%

(1)Annualized.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2024

The following table presents maturities of time deposits as of September 30, 2024 (in thousands):

Maturing in:
2024	$2,645,594
2025	1,754,972
2026	322,508
2027	763
2028	282
Thereafter	117
$4,724,236
Included in deposits are public funds deposits of $2.6 billion and $3.1 billion and brokered deposits of $4.9 billion and $5.3 billion at September 30, 2024 and December 31, 2023, respectively.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest bearing demand	$37,294	$25,491	$106,050	$54,781
Savings and money market	119,856	97,956	357,440	278,243
Time	51,480	53,527	163,229	134,448
	$208,630	$176,974	$626,719	$467,472
Certain of our depositors participate in various customer rebate programs. During the three and nine months ended September 30, 2024 and 2023, costs related to those programs totaled $16.9 million, $46.7 million, $12.0 million, and $30.0 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2024 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
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
Overview
Net income for the three months ended September 30, 2024, was $61.5 million, or $0.81 per diluted share, compared to $47.0 million, or $0.63 per diluted share, for the three months ended September 30, 2023. Net income for the nine months ended September 30, 2024, was $163.2 million, or $2.17 per diluted share, compared to $157.9 million, or $2.11 per diluted share for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the annualized return on average stockholders' equity was 8.1% and the annualized return on average assets was 0.62%.
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
We are focused on improving the Company's core profitability by emphasizing the following near-term strategic priorities:
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

To date, we have made notable progress executing on these near-team strategic priorities:
◦The net interest margin, calculated on a tax-equivalent basis, expanded by 0.06%, to 2.78% for the three months ended September 30, 2024 from 2.72% for the immediately preceding three months ended June 30, 2024. The net interest margin was 2.56% for the three months ended September 30, 2023. For the nine months ended September 30, 2024 the net interest margin improved to 2.69% from 2.55% for the nine months ended September 30, 2023.
◦The average cost of total deposits declined by 0.03% to 3.06% for the three months ended September 30, 2024, from 3.09% for the immediately preceding three months ended June 30, 2024. The spot APY of total deposits declined to 2.93% at September 30, 2024 from 3.09% at June 30, 2024. The average cost of interest bearing deposits declined by 0.06% to 4.20% for the three months ended September 30, 2024 from 4.26% for the immediately preceding three months ended June 30, 2024 while the spot APY of interest bearing deposits declined to 4.01% at September 30, 2024 from 4.29% at June 30, 2024.
◦The Company's funding profile has improved significantly over the course of 2024. For the nine months ended September 30, 2024, wholesale funding, including FHLB advances and brokered deposits, declined by $1.9 billion, while non-brokered deposits grew by $1.7 billion, including an increase of $800 million in NIDDA.
◦Average NIDDA remained relatively stable, declining by $64 million for the three months ended September 30, 2024, consistent with the prior three months ended June 30, 2024 at 27% of average total deposits. Total deposits grew by $93 million for the three months ended September 30, 2024. In part due to expected seasonal trends, for the three months ended September 30, 2024, NIDDA declined by $430 million and represented 27% of total deposits at September 30, 2024.
◦FHLB advances increased by $295 million for the three months ended September 30, 2024; this increase was related to intraday cash management activity and is also reflected in temporarily elevated cash balances. Brokered deposits grew by $303 million for the three months ended September 30, 2024 as we took advantage of favorable pricing in the brokered deposit market.
◦For the nine months ended September 30, 2024, our CRE and C&I loan portfolios grew by $286 million while residential loans declined by $422 million and franchise, equipment and municipal finance declined by a combined $238 million, all reflective of our balance sheet repositioning strategy.
◦Total loans declined by $230 million for the three months ended September 30, 2024. The commercial real estate segment grew by $34 million while the C&I segment declined by $112 million, impacted by some unanticipated payoffs and strategic exits. Mortgage warehouse grew by $33 million. Consistent with our balance sheet strategy, the residential, franchise, equipment and municipal finance declined by a combined $185 million.
◦The loan to deposit ratio declined to 87.6% at September 30, 2024, from 88.7% at June 30, 2024 and 92.8% at December 31, 2023.
◦Net charge-offs remained low and were $6.5 million for the three months ended September 30, 2024. The annualized net charge-off ratio for the nine months ended September 30, 2024, was 0.12%. The NPA ratio at September 30, 2024 was 0.64%, including 0.10% related to the guaranteed portion of non-performing SBA loans, compared to 0.50%, including 0.11% related to the guaranteed portion of non-performing SBA loans at June 30, 2024.
◦The ratio of the ACL to total loans increased to 0.94% at September 30, 2024; the ratio of the ACL to non-performing loans was 101.68%. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.41% at September 30, 2024 and the ACL to loans ratio for CRE office loans was 2.20%.
◦Commercial real estate exposure is modest totaling 25% of loans and 164% of the Bank's total risk-based capital at September 30, 2024. By comparison, based on call report data as of June 30, 2024 for banks with between $10 billion and $100 billion in assets, the median level of CRE to total loans was 35% and the median level of CRE to total risk based capital was 220%.
◦Total same day available liquidity was $15.0 billion, the available liquidity to uninsured, uncollateralized deposits ratio was 147% and an estimated 63% of our deposits were insured or collateralized at September 30, 2024.

◦At September 30, 2024, CET1 was 11.8% and pro-forma CET1, including accumulated other comprehensive income, was 10.9%. The ratio of tangible common equity/tangible assets increased to 7.6%.
◦The net unrealized pre-tax loss on the AFS securities portfolio continued to improve, declining by $125 million for the three months ended September 30, 2024, representing 4% of amortized cost. The duration of our AFS securities portfolio remained short at 1.73 at September 30, 2024. HTM securities were not significant.
◦Book value and tangible book value per common share grew to $37.56 and $36.52, respectively, at September 30, 2024, from $36.11 and $35.07, respectively, at June 30, 2024.
Hurricanes Helene and Milton
Hurricane Helene made landfall along Florida's "Big Bend" coast in September 2024, ultimately impacting parts of the Southeastern United States. The impact of Hurricane Helene on BankUnited's operations was not significant, and is not expected to be significant to our financial condition or results of operations.
Hurricane Milton made landfall near Siesta Key, Florida in October 2024, bringing heavy rain, hurricane or tropical storm force winds, storm surge and power outages to portions of the Florida peninsula. All of our branches and office locations have re-opened for business, and damage to our facilities from the storm was negligible. There were no significant impacts to banking operations. The Company had approximately $3.7 billion UPB, based on September 30, 2024 balances, of loans within a 34 county assessment area incorporating the direct path of Hurricane Milton and adjacent counties. Included in the $3.7 billion UPB of loans are approximately $200 million of residential loans, the substantial majority of which are government-insured and thus have zero expectation of credit losses. As of November 1, 2024, we have contacted the majority of borrowers with potential exposure in the commercial loan portfolio. No borrowers reported severe impact from the storm. In the commercial portfolio, borrowers representing approximately $122 million in UPB reported some impact on their properties or businesses. Of this, approximately $50 million reported mild or moderate impact, with the remaining $72 million reporting no damage. As of November 1, 2024, the Company had not received any requests for payment deferrals or other accommodations resulting from the storm. Although we are still in the process of finalizing our assessment, based on information collected to date, we do not expect the impact of the storm to be material to our financial condition, results of operations or to the ACL.
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

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended September 30,
	2024			2024			2023
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,299,898	$358,259	5.87%	$24,290,169	$353,707	5.85%	$24,417,433	$340,357	5.54%
Investment securities (3)	9,171,185	128,762	5.62%	8,894,517	124,572	5.60%	9,034,116	123,794	5.48%
Other interest earning assets	722,366	9,229	5.08%	711,586	8,986	5.08%	785,146	10,668	5.39%
Total interest earning assets	34,193,449	496,250	5.79%	33,896,272	487,265	5.77%	34,236,695	474,819	5.52%
Allowance for credit losses	(231,383)			(225,161)			(173,407)
Non-interest earning assets	1,444,410			1,571,649			1,747,310
Total assets	$35,406,476			$35,242,760			$35,810,598
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,930,101	$37,294	3.78%	$3,742,071	$35,249	3.79%	$3,038,870	$25,491	3.33%
Savings and money market deposits	11,304,999	119,856	4.22%	11,176,000	118,945	4.28%	10,205,765	97,956	3.81%
Time deposits	4,524,215	51,480	4.53%	4,750,640	53,897	4.56%	5,420,522	53,527	3.92%
Total interest bearing deposits	19,759,315	208,630	4.20%	19,668,711	208,091	4.26%	18,665,157	176,974	3.76%
FHLB advances	3,766,630	40,471	4.27%	3,764,286	40,032	4.28%	6,040,870	69,525	4.57%
Notes and other borrowings	708,829	9,127	5.15%	711,167	9,153	5.15%	715,307	9,198	5.14%
Total interest bearing liabilities	24,234,774	258,228	4.24%	24,144,164	257,276	4.28%	25,421,334	255,697	3.99%
Non-interest bearing demand deposits	7,384,721			7,448,633			6,937,537
Other non-interest bearing liabilities	1,009,157			960,691			868,178
Total liabilities	32,628,652			32,553,488			33,227,049
Stockholders' equity	2,777,824			2,689,272			2,583,549
Total liabilities and stockholders' equity	$35,406,476			$35,242,760			$35,810,598
Net interest income		$238,022			$229,989			$219,122
Interest rate spread			1.55%			1.49%			1.53%
Net interest margin			2.78%			2.72%			2.56%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.0 million for the three months ended September 30, 2024, $3.1 million for the three months ended June 30, 2024, and $3.3 million for the three months ended September 30, 2023. The tax-equivalent adjustment for tax-exempt investment securities was $0.9 million for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023.
(2)Annualized.
(3)At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$24,309,134	$1,062,407	5.84%	$24,606,425	$981,976	5.33%
Investment securities (3)	9,006,654	378,358	5.60%	9,356,211	364,980	5.20%
Other interest earning assets	732,435	28,253	5.15%	1,048,313	40,195	5.13%
Total interest earning assets	34,048,223	1,469,018	5.76%	35,010,949	1,387,151	5.29%
Allowance for credit losses	(221,135)			(162,395)
Non-interest earning assets	1,534,800			1,761,500
Total assets	$35,361,888			$36,610,054
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$3,752,828	$106,050	3.77%	$2,728,287	$54,781	2.68%
Savings and money market deposits	11,238,662	357,440	4.25%	10,844,838	278,243	3.43%
Time deposits	4,834,209	163,229	4.51%	5,150,486	134,448	3.49%
Total interest bearing deposits	19,825,699	626,719	4.22%	18,723,611	467,472	3.34%
Federal funds purchased	—	—	—%	46,510	1,582	4.54%
FHLB advances	4,032,737	128,000	4.24%	6,596,465	220,993	4.48%
Notes and other borrowings	709,668	27,402	5.15%	719,331	27,735	5.14%
Total interest bearing liabilities	24,568,104	782,121	4.25%	26,085,917	717,782	3.68%
Non-interest bearing demand deposits	7,132,351			7,152,362
Other non-interest bearing liabilities	958,888			829,464
Total liabilities	32,659,343			34,067,743
Stockholders' equity	2,702,545			2,542,311
Total liabilities and stockholders' equity	$35,361,888			$36,610,054
Net interest income		$686,897			$669,369
Interest rate spread			1.51%			1.61%
Net interest margin			2.69%			2.55%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $9.3 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $2.6 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Annualized
(3)     At fair value except for securities held to maturity.
Three months ended September 30, 2024, compared to the immediately preceding three months ended June 30, 2024
Net interest income, calculated on a tax-equivalent basis, was $238.0 million for the three months ended September 30, 2024, compared to $230.0 million for the three months ended June 30, 2024, an increase of $8.0 million. The increase in net interest income was comprised of increases in tax-equivalent interest income and expense of $9.0 million and $1.0 million, respectively, for the three months ended September 30, 2024, compared to the three months ended June 30, 2024. The net interest margin, calculated on a tax-equivalent basis, was 2.78% for the three months ended September 30, 2024, compared to 2.72% for the three months ended June 30, 2024.
The average cost of total deposits declined to 3.06% from 3.09% for the quarter ended June 30, 2024 and the average cost of interest bearing liabilities declined to 4.24% from 4.28% for the quarter ended June 30, 2024. The yield on average interest earning assets increased to 5.79% for the quarter ended September 30, 2024 from 5.77% for the prior quarter.
Three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023
Net interest income, calculated on a tax-equivalent basis, was $238.0 million for the three months ended September 30, 2024, compared to $219.1 million for the three months ended September 30, 2023, an increase of $18.9 million. The increase was comprised of increases in tax-equivalent interest income and interest expense of $21.4 million and $2.5 million, respectively.

Net interest income, calculated on a tax-equivalent basis, was $686.9 million for the nine months ended September 30, 2024, compared to $669.4 million for the nine months ended September 30, 2023, an increase of $17.5 million. The increase was comprised of increases in tax-equivalent interest income and interest expense of $81.8 million and $64.3 million, respectively.
Increases in interest income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, reflected rising yields on interest earning assets that more than offset the decline in average interest earning assets. Similarly, increases in interest expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, resulted from increases in the cost of interest bearing liabilities that more than offset the decline in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, increased to 2.78% and 2.69% for the three and nine months ended September 30, 2024, respectively, from 2.56% and 2.55% for the three and nine months ended September 30, 2023, respectively. The increase in the net interest margin for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily a result of balance sheet repositioning, particularly an improved funding mix. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, average NIDDA increased by $447 million while average FHLB advances declined by $2.3 billion. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, average NIDDA was stable while average FHLB advances declined by $2.6 billion.
Increased yields on average interest earning assets as well as increases in the cost of deposits reflected the impact of a sustained higher rate environment.
Further discussion of factors impacting the net interest margin for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 follows:
•The tax-equivalent yield on loans increased to 5.87% and 5.84% for the three and nine months ended September 30, 2024, from 5.54% and 5.33% for the three and nine months ended September 30, 2023. These increases reflected the origination of new loans at higher rates, coupon resets, paydowns of lower-rate loans and balance sheet repositioning.
•The tax-equivalent yield on investment securities increased to 5.62% and 5.60% for the three and nine months ended September 30, 2024, from 5.48% and 5.20% for the three and nine months ended September 30, 2023. These increases resulted primarily from the reset of coupon rates on variable rate securities, purchases of higher-yielding securities and paydowns and sales of lower-yielding securities.
•The average cost of interest bearing deposits increased to 4.20% and 4.22% for the three and nine months ended September 30, 2024, from 3.76% and 3.34% for the three and nine months ended September 30, 2023. These increases primarily reflected the ongoing impact of higher prevailing market interest rates.
•The average rate paid on FHLB advances decreased to 4.27% and 4.24% for the three and nine months ended September 30, 2024, from 4.57% and 4.48% for the three and nine months ended September 30, 2023, primarily due to repayment of higher rate advances, partially offset by maturities of some cash flow hedges.
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

The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount related to funded portion of loans	$9,091	$30,877	$46,719	$62,667
Amount related to off-balance sheet credit exposures	157	2,172	(2,648)	5,687
Total provision for credit losses	$9,248	$33,049	$44,071	$68,354
For the three and nine months ended September 30, 2024, an increase in qualitative overlays, changes in portfolio composition and characteristics, and updates to certain assumptions had the effect of increasing the provision, while the impact of improvements in the economic forecast partially offset that increase. For the nine month period, risk rating migration and an increase in specific reserve also contributed to the increase in the provision.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deposit service charges and fees	$5,016	$5,189	$15,238	$15,705
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	9	215	331	1,814
Net gain (loss) on marketable equity securities recognized in earnings	118	672	992	(12,483)
Gain (loss) on investment securities, net	127	887	1,323	(10,669)
Lease financing	6,368	16,531	23,448	42,159
Other non-interest income	11,377	5,117	33,941	22,551
	$22,888	$27,724	$73,950	$69,746
The losses on marketable equity securities during the nine months ended September 30, 2023, were attributable to losses related to certain preferred equity investments.
The decrease in lease financing revenue for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily attributable to a lower level of rental income as we have opportunistically sold some operating lease equipment in a strategic effort to reduce the size of the operating lease equipment portfolio. Expense related to the depreciation of operating lease equipment reflected a corresponding decrease over these comparative periods.
The increase in other non-interest income for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2024, reflected increases in BOLI income, particularly as related to the BOLI assets supporting our deferred compensation plan, higher gains on sale of loans, higher loan-related and syndication fees and particularly for the comparative nine month periods, increased revenue from our customer derivative and commercial card businesses.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee compensation and benefits	$81,781	$68,825	$233,289	$207,290
Occupancy and equipment	12,242	10,890	33,784	32,735
Deposit insurance expense	7,421	7,790	29,481	23,294
Professional fees	4,953	2,696	11,960	9,132
Technology	21,094	19,193	61,976	61,356
Depreciation of operating lease equipment	4,666	11,217	21,775	33,970
Other non-interest expense	32,425	26,479	89,263	77,311
Total non-interest expense	$164,582	$147,090	$481,528	$445,088
The most significant factor impacting the increases in employee compensation and benefits was the fluctuation in variable compensation expense, which was driven by an increase in the Company's stock price, impacting the value of liability-classified share-based awards as well as increases in certain other variable compensation accruals. The nine months ended September 30, 2023, also included reversal of expenses in the prior year for awards that did not vest.
The year-over-year increase in deposit insurance expense was primarily attributable to an additional $5.2 million related to an FDIC special assessment recorded during the first quarter of 2024.
The decline in depreciation of operating lease equipment for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, is primarily attributed to a smaller operating lease equipment portfolio, corresponding to the decline in lease financing revenue.
Included in other non-interest expense are costs related to certain deposit customer rebate and commissions programs, which increased by $4.9 million and $16.7 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
The funding mix improved over the course of the nine months ended September 30, 2024 as we executed on our balance sheet transformation strategy. During the nine months ended September 30, 2024, total deposits grew by $1.3 billion, non-brokered deposits grew by $1.7 billion, including growth of $800 million in NIDDA to 27% of total deposits, while wholesale funding, including FHLB advances and brokered deposits, declined by $1.9 billion .
On the asset side of the balance sheet, while total loans declined by $235 million for the nine months ended September 30, 2024, there was a change in portfolio composition. C&I and CRE loans grew by $286 million and MWL grew by $139 million, while lower yielding residential loans strategically declined by $422 million, and franchise, equipment, and municipal finance declined by a combined $238 million.
During the three months ended September 30, 2024, average non-interest bearing demand deposits remained relatively stable as compared to the three months ended June 30, 2024, declining by $64 million. FHLB advances increased by $295 million due to intraday cash management activities, which is reflected in the temporarily elevated cash balances. Total loans declined by $230 million for the three months ended September 30, 2024; the CRE portfolio grew by $34 million and the MWL portfolio grew $33 million, while the C&I portfolio declined by $112 million due to strategic exits and the timing of some unanticipated payoffs. Franchise, equipment, and municipal finance portfolios declined by $128 million, in aggregate, and residential loans declined by $57 million consistent with our balance sheet strategy.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$194,852	$189,835	$139,858	$130,592
U.S. Government agency and sponsored enterprise residential MBS	2,401,069	2,391,027	1,962,658	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	550,738	500,314	561,557	497,859
Private label residential MBS and CMOs	2,512,471	2,296,245	2,596,231	2,295,730
Private label commercial MBS	2,045,819	2,003,670	2,282,833	2,198,743
Single family real estate-backed securities	352,086	345,786	383,984	366,255
Collateralized loan obligations	1,068,109	1,070,322	1,122,799	1,112,824
Non-mortgage asset-backed securities	98,982	96,513	106,095	102,780
State and municipal obligations	111,181	106,084	107,176	102,618
SBA securities	83,775	81,296	106,237	103,024
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$9,429,082	9,091,092	$9,379,428	8,844,632
Marketable equity securities		28,768		32,722
		$9,119,860		$8,877,354
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 1.74 years and the estimated weighted average life of the portfolio was 5.4 years as of September 30, 2024.
The investment securities AFS portfolio was in a net unrealized loss position of $338.0 million at September 30, 2024, compared to a net unrealized loss position of $534.8 million at December 31, 2023, improving by $196.8 million during the nine months ended September 30, 2024. Net unrealized losses at September 30, 2024 included $19.2 million of gross unrealized gains and $357.2 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at September 30, 2024 had an aggregate fair value of $6.1 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.

The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

September 30, 2024	December 31, 2023
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
We do not intend to sell securities in significant unrealized loss positions at September 30, 2024. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.

We have implemented a robust credit stress testing framework with respect to our non-agency securities. The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at September 30, 2024:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	84.7%	30.5	91.7	46.9	7.4
	AA	11.7%	32.1	72.0	42.5	7.8
	A	3.6%	26.7	51.7	38.2	10.0
Weighted average		100.0%	30.6	87.9	46.1	7.5

CLOs	AAA	86.1%	39.0	72.9	46.7	16.5
	AA	12.5%	30.9	44.9	34.4	15.0
	A	1.4%	35.9	35.9	35.9	23.2
Weighted average		100.0%	37.9	68.9	45.1	16.4

Private label residential MBS and CMOs	AAA	95.1%	2.9	92.0	17.8	2.2
	AA	4.9%	20.9	35.2	28.0	5.3
Weighted average		100.0%	3.8	89.2	18.3	2.3
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
Quarterly, prices obtained from primary third-party pricing services are validated by obtaining prices from an additional external source for most securities in the portfolio. We have established a robust price challenge process that includes a review by our treasury front office of all prices provided on a quarterly basis. Prices evidencing unexpected quarter over quarter fluctuations, deviations from our expectations based on recent observed trading activity and other information available in the marketplace that would impact the value of the security or deviations of primary prices from those provided by secondary sources beyond established parameters are challenged. Responses to the price challenges, which generally include specific information about inputs and assumptions incorporated in the valuation and their sources, are reviewed in detail. If considered necessary to resolve any discrepancies, a price will be obtained from additional independent valuation sources. We do not typically adjust the prices provided, other than through this established challenge process.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy.
For additional disclosure related to the fair values of investment securities, see Note 8 to the consolidated financial statements.

The following table shows the weighted average prospective yields, categorized by scheduled maturity, for AFS investment securities as of September 30, 2024. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	4.43%	4.49%	2.56%	—%	3.49%
U.S. Government agency and sponsored enterprise residential MBS	5.31%	5.57%	5.48%	5.34%	5.49%
U.S. Government agency and sponsored enterprise commercial MBS	4.64%	5.41%	3.05%	3.00%	3.63%
Private label residential MBS and CMOs	4.08%	3.97%	3.81%	4.02%	3.96%
Private label commercial MBS	6.05%	6.58%	3.09%	3.46%	6.23%
Single family real estate-backed securities	4.94%	3.42%	6.59%	—%	4.36%
Collateralized loan obligations	6.47%	6.79%	6.48%	—%	6.67%
Non-mortgage asset-backed securities	3.06%	5.75%	2.70%	—%	5.47%
State and municipal obligations	0.76%	4.20%	4.29%	—%	4.23%
SBA securities	6.22%	6.21%	6.14%	5.93%	6.19%
	5.23%	5.75%	4.45%	4.13%	5.21%
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
	Total	Percent of Total Loans	Total	Percent of Total Loans
Non-owner occupied commercial real estate	$5,488,884	22.5%	$5,323,241	21.6%
Construction and land	497,928	2.0%	495,992	2.0%
Owner occupied commercial real estate	1,999,515	8.2%	1,935,743	7.9%
Commercial and industrial	7,026,412	28.9%	6,971,981	28.3%
Total Core C&I and CRE	15,012,739	61.6%	14,726,957	59.8%
Pinnacle - municipal finance	749,035	3.1%	884,690	3.6%
Franchise and equipment finance	277,704	1.1%	380,347	1.5%
Mortgage warehouse lending	571,783	2.3%	432,663	1.8%
Total commercial	16,611,261	68.1%	16,424,657	66.7%

1-4 single family residential	6,663,300	27.3%	6,903,013	28.0%
Government insured residential	1,124,142	4.6%	1,306,014	5.3%
Total residential	7,787,442	31.9%	8,209,027	33.3%
Total loans	24,398,703	100.0%	24,633,684	100.0%
Allowance for credit losses	(228,249)		(202,689)
Loans, net	$24,170,454		$24,430,995
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
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at September 30, 2024 (dollars in thousands):

	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,777,963	30%	57%	23%	20%	1.56	65.4%
Warehouse/Industrial	1,341,495	22%	55%	9%	36%	1.99	48.9%
Multifamily	869,192	15%	53%	47%	—%	1.88	48.4%
Retail	925,751	16%	52%	30%	18%	1.68	57.7%
Hotel	487,589	8%	78%	10%	12%	1.84	45.6%
Construction and Land	497,928	8%	37%	50%	13%	N/A	N/A
Other	86,894	1%	74%	11%	15%	1.91	48.6%
	$5,986,812	100%	56%	25%	19%	1.77	55.3%

	Florida		NY Tri-State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.54	64.8%	1.65	58.6%
Warehouse/Industrial	2.17	47.7%	1.98	35.8%
Multifamily	2.31	45.5%	1.41	51.6%
Retail	1.91	56.4%	1.43	58.4%
Hotel	1.86	45.5%	1.88	32.8%
Other	2.08	46.6%	1.11	64.7%
	1.91	53.8%	1.55	53.7%
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
Included in New York tri-state multifamily loans in the tables above is approximately $117 million of rent regulated exposure as of September 30, 2024.

The following table presents the maturity profile of the CRE portfolio over the next 12 months by property type at September 30, 2024 (dollars in thousands):

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$449,257	25%	$233,815	13%
Warehouse/Industrial	131,451	10%	79,655	6%
Multifamily	186,226	21%	64,964	7%
Retail	124,205	13%	74,634	8%
Hotel	9,758	2%	7,682	2%
Construction and Land	210,216	42%	139	—%
Other	12,951	15%	6,770	8%
	$1,124,064	19%	$467,659	8%
The following table presents scheduled maturities of the CRE portfolio by property type at September 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Office	$196,022	$417,123	$422,070	$277,092	$145,759	$319,897	$1,777,963
Warehouse/Industrial	51,231	172,836	428,205	309,163	144,851	235,209	1,341,495
Multifamily	28,949	190,407	163,157	157,524	106,504	222,651	869,192
Retail	58,332	150,555	258,950	142,638	187,663	127,613	925,751
Hotel	5,401	43,237	241,545	30,816	55,779	110,811	487,589
Construction and Land	46,243	201,202	107,754	88,768	—	53,961	497,928
Other	—	12,952	26,711	20,966	1,387	24,878	86,894
	$386,178	$1,188,312	$1,648,392	$1,026,967	$641,943	$1,095,020	$5,986,812
The office segment totaled $1.8 billion at September 30, 2024. Medical office comprised $352 million or 20% of the total office portfolio. The following charts present the sub-market geographic distribution of the Florida and NY tri-state office portfolios at September 30, 2024:

NY Tri-State by Sub-Market	Florida by Sub-Market

The New York tri-state market encompasses approximately 23% of the office segment, with $169 million of exposure in Manhattan. As of September 30, 2024, the Manhattan office portfolio was approximately 95% occupied with 10% rent rollover expected in the next twelve months. The Florida office portfolio is predominantly suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprised 20%, or $354 million of the segment, and exhibited no particular geographic concentration. Estimated rent rollover of the total office portfolio in the next 12 months is approximately 11%.
The construction portfolio includes an additional $85 million in office related exposure, $83 million of which is in New York.
Non-performing loans included $52 million of office exposure, including office exposure of $32 million in the construction portfolio, at September 30, 2024. Also see the section entitled "Asset Quality" below.
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
The following table presents the exposure in the C&I portfolio by industry, at September 30, 2024 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,506,732	16.7%
Manufacturing	809,987	9.0%
Utilities	764,691	8.5%
Health Care and Social Assistance	702,534	7.8%
Wholesale Trade	700,962	7.8%
Educational Services	683,153	7.6%
Information	682,594	7.5%
Transportation and Warehousing	493,609	5.5%
Real Estate and Rental and Leasing	474,326	5.2%
Construction	449,723	5.0%
Retail Trade	314,855	3.5%
Public Administration	304,079	3.4%
Professional, Scientific, and Technical Services	282,768	3.1%
Other Services (except Public Administration)	264,263	2.9%
Arts, Entertainment, and Recreation	195,805	2.2%
Accommodation and Food Services	169,482	1.9%
Administrative and Support and Waste Management	150,400	1.7%
Other	75,964	0.7%
	$9,025,927	100.0%

(1)    Includes $2.0 billion of owner occupied real estate.

Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides franchise and equipment financing on a national basis using both loan and lease structures. Pinnacle provides essential-use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two divisions. The franchise finance division portfolio includes franchise acquisition, expansion and equipment financing facilities, typically extended to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 48% and 47% of the portfolio, respectively, at September 30, 2024. The equipment finance division portfolio includes primarily transportation equipment finance facilities utilizing a variety of loan and lease structures. Franchise and equipment finance have been strategically de-emphasized due to their current risk/return profile, including the lack of significant deposit business with these customers. We do not currently expect significant new loan originations in these segments.
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
1-4 single family residential	$6,663,300	$6,903,013
Government insured residential	1,124,142	1,306,014
	$7,787,442	$8,209,027
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2024, $984 million or 15% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations upon default (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $1.1 billion at September 30, 2024. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

September 30, 2024	December 31, 2023

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
	Total	Percent of Total	Total	Percent of Total
California	$2,043,843	30.7%	$2,171,802	31.5%
New York	1,304,907	19.6%	1,344,205	19.5%
Florida	476,967	7.2%	501,744	7.3%
Illinois	337,989	5.1%	358,512	5.2%
Virginia	307,663	4.6%	312,384	4.5%
Others	2,191,931	32.8%	2,214,366	32.0%
	$6,663,300	100.0%	$6,903,013	100.0%
Operating lease equipment, net
Operating lease equipment, net declined by $130 million during the nine months ended September 30, 2024 to $242 million as a result of disposals. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
The charts below present operating lease equipment by type at the dates indicated:

September 30, 2024	December 31, 2023
Bridge had exposure to the energy industry of $128 million at September 30, 2024. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $122 million, consisting primarily of railcars serving the petroleum industry.
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration, portfolio management and workout and recovery departments. Risk ratings are updated continuously; generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $2 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively.

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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	September 30, 2024			June 30, 2024			December 31, 2023
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$5,183,517	$15,152,359	91.3%	$5,153,816	$15,414,539	91.8%	$5,317,230	$15,287,548	93.2%
Special mention	145,338	323,326	1.9%	138,403	265,940	1.6%	97,552	319,905	1.9%
Substandard accruing	587,097	932,746	5.6%	597,888	946,832	5.6%	390,724	711,266	4.3%
Substandard non-accruing	70,860	186,565	1.1%	54,088	131,193	0.8%	13,727	86,903	0.5%
Doubtful	—	16,265	0.1%	8,301	25,258	0.2%	—	19,035	0.1%
	$5,986,812	$16,611,261	100.0%	$5,952,496	$16,783,762	100.0%	$5,819,233	$16,424,657	100.0%
Total criticized and classified commercial loans increased by $322 million for the nine months ended September 30, 2024. The majority of this increase was in the CRE office category. Criticized and classified CRE loans increased by $301 million for the nine months ended September 30, 2024, $282 million of which was office exposure (including office related construction loans). This trend has moderated over the most recent quarter, with an increase of $6 million of criticized/classified CRE office exposure for the three months ended September 30, 2024. As expected in the current environment, there has been some further risk rating migration within the criticized and classified population, primarily within the CRE office category. Rent abatement periods, delays in completing build-out of leased space and in some cases lower occupancy levels have contributed to risk rating migration in the office portfolio. When office space is leased to new tenants, landlords frequently provide initial rent abatement periods. During these rent abatement periods, we do not include pro-forma rental payments to be made in the future under the terms of new leases in operating cash flows for the purposes of determining risk ratings.

The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	September 30, 2024		June 30, 2024		December 31, 2023
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$—	—%	$394	0.1%	$15,712	3.2%
Retail	4,449	0.5%	4,476	0.5%	36,000	4.4%
Office	112,458	6.3%	127,066	7.1%	45,840	2.6%
Industrial	28,431	2.1%	—	—%	—	—%
Other	—	—%	6,467	7.6%	—	—%
	145,338	2.6%	138,403	2.6%	97,552	1.8%
Owner occupied commercial real estate	8,141	0.4%	2,388	0.1%	22,150	1.1%
Commercial and industrial	169,847	2.4%	125,149	1.7%	197,924	2.8%
Franchise and equipment finance	—	—%	—	—%	2,279	1.2%
	$323,326		$265,940		$319,905

Substandard accruing:
CRE
Hotel	$22,388	4.6%	$58,626	11.4%	$41,805	8.5%
Retail	91,586	9.9%	88,549	10.3%	53,205	6.5%
Multi-family	129,114	14.9%	98,784	12.0%	115,755	13.8%
Office	247,161	13.9%	230,020	12.8%	100,307	5.7%
Industrial	725	0.1%	733	0.1%	—	—%
Construction and land	93,421	18.8%	118,452	20.3%	76,883	15.5%
Other	2,702	3.1%	2,724	3.2%	2,769	3.4%
	587,097	10.7%	597,888	11.1%	390,724	7.3%
Owner occupied commercial real estate	100,233	5.0%	90,833	4.6%	71,908	3.7%
Commercial and industrial	217,157	3.1%	228,433	3.2%	208,984	3.0%
Franchise and equipment finance	28,259	10.2%	29,678	9.7%	39,650	10.4%
	$932,746		$946,832		$711,266

The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Commercial Real Estate(1)	Commercial(1)(2)

(1)Excludes SBA
(2)Includes Pinnacle and franchise and equipment finance
The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

September 30, 2024	December 31, 2023

The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial(1)

(1)Includes Pinnacle and franchise and equipment finance
Residential Loans
Excluding government insured loans, our residential portfolio consists largely of performing jumbo mortgage loans purchased through established correspondent channels with FICO scores above 700, full documentation, current LTVs of 80% or less and are primarily owner-occupied. Loans with LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at September 30, 2024:

FICO Distribution	LTV Distribution	Vintage

The following graph presents delinquency trends for residential loans, excluding government insured residential loans, over the periods indicated (in millions):

Residential Delinquencies
FICO scores are generally updated semi-annually and were most recently updated in the third quarter of 2024. LTVs are typically based on valuation at origination since we do not routinely update residential appraisals.
At September 30, 2024, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investment properties.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Stress Testing Results
The majority of our commercial portfolio is subject to quarterly stress test analysis. We continually re-evaluate our stress testing framework and adapt it to evolving macro-economic conditions, as necessary. On an annual basis, we also run a rigorous stress test of our entire balance sheet incorporating the FRB's severely adverse CCAR scenario as well as additional idiosyncratic scenarios reflective of evolving macro-economic themes. The most recent stress test incorporating the FRB's CCAR severely adverse scenario was performed during the second quarter of 2024, based on the December 31, 2023 balance sheet.

The following charts summarize the results of this stress test, based on the FRB's CCAR severely adverse scenario (dollars in millions):

Total Loan Portfolio Stress Test Results(1)

CRE Portfolio Stress Test Results(2)

(1)Excludes Pinnacle municipal finance and mortgage warehouse lending.
(2)Construction loans are included in the chart based on their applicable property type.

Operating Lease Equipment, net
There were no operating leases internally risk rated substandard or worse at September 30, 2024. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the three and nine months ended September 30, 2024 and 2023.

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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2024	June 30, 2024	December 31, 2023
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$29,310	$16,721	$290
Construction and land	31,882	33,841	—
Owner occupied commercial real estate	1,263	—	289
Commercial and industrial	86,350	43,384	33,941
Franchise and equipment finance	15,387	18,983	23,678
Guaranteed portion of SBA	35,100	38,968	41,756
Non-guaranteed portion of SBA	3,538	4,554	5,984
Total commercial loans	202,830	156,451	105,938
Residential	21,061	16,411	20,513
Total non-accrual loans	223,891	172,862	126,451
Loans past due 90 days and still accruing	593	593	593
Total non-performing loans	224,484	173,455	127,044
OREO and other non-performing assets	5,303	2,513	3,536
Total non-performing assets	$229,787	$175,968	$130,580

Non-performing loans to total loans	0.92%	0.70%	0.52%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	0.78%	0.54%	0.35%
Non-performing assets to total assets	0.64%	0.50%	0.37%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.54%	0.39%	0.25%
ACL to total loans	0.94%	0.92%	0.82%
Commercial ACL to commercial loans (1)	1.41%	1.42%	1.29%
ACL to non-performing loans	101.68%	130.12%	159.54%
Net charge-offs to average loans (2)	0.12%	0.12%	0.09%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(2)    Annualized for the nine months ended September 30, 2024 and the six months ended June 30, 2024.
The increase in non-accrual loans during the three months ended was primarily related to two commercial and industrial loans. Contractually delinquent government insured residential loans are typically GNMA early buyout loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $229 million, $225 million, and $277 million at September 30, 2024, June 30, 2024, and December 31, 2023, respectively.
The following graphs present trends in non-performing loans to total loans and non-performing assets to total assets over the periods indicated, as well as trends in net charge-offs.

Non-Performing Loans to Total Loans	Non-Performing Assets to Total Assets

Net Charges-Offs to Average Loans (1)

(1)    Annualized for the nine months ended September 30, 2024 and the six months ended June 30, 2024.
The following graph presents the trend in non-performing loans by portfolio segment over the periods indicated (in millions):

Non-Guaranteed Portion of SBA
Guaranteed Portion of SBA
Franchise and Equipment
C&I
CRE
Residential and Other Consumer
$205
$16
$46
$35
$65
$24
$19
$244
$16
$51
$45
$43
$60
$29
$206
$10
$46
$33
$58
$30
$29
$105
$9
$40
$13
$22
$21
$127
$6
$42
$24
$34
$21
$173
$5
$39
$19
$43
$51
$16
$224
$4
$35
$16
$87
$61
$21
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
06/30/24
09/30/24

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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At September 30, 2024 and December 31, 2023, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
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

The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I(2)	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential	Total
Balance at December 31, 2022	$24,751	$97,190	$173	$14,091	$11,741	$147,946
Impact of adoption of ASU 2022-02	—	(1,671)	—	(6)	(117)	(1,794)
Balance at January 1, 2023	24,751	95,519	173	14,085	11,624	146,152
Provision for (recovery of) credit losses	10,843	49,696	59	5,671	(3,602)	62,667
Charge-offs	(972)	(13,971)	—	(7,247)	—	(22,190)
Recoveries	131	9,253	—	41	9	9,434
Balance at September 30, 2023	$34,753	$140,497	$232	$12,550	$8,031	$196,063

Balance at December 31, 2023	$41,338	$142,622	$243	$10,855	$7,631	$202,689
Provision for (recovery of) credit losses	25,761	18,908	(26)	(2,145)	4,221	46,719
Charge-offs	(6,202)	(19,220)	—	(5,709)	(126)	(31,257)
Recoveries	376	9,373	—	345	4	10,098
Balance at September 30, 2024	$61,273	$151,683	$217	$3,346	$11,730	$228,249

Net Charge-offs to Average Loans (1)
Nine Months Ended September 30, 2023	0.02%	0.07%	—%	2.17%	—%	0.07%
Nine Months Ended September 30, 2024	0.13%	0.14%	—%	2.20%	—%	0.12%

(1)Annualized.
(2)Includes mortgage warehouse lending.

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	September 30, 2024		June 30, 2024		December 31, 2023
	Total	%(1)	Total	%(1)	Total	%(1)
Non-owner occupied commercial real estate	$47,843	22.5%	$45,561	21.8%	$32,810	21.6%
Construction and land	13,430	2.0%	24,340	2.4%	8,528	2.0%
CRE	61,273		69,901		41,338

Owner occupied commercial real estate	17,938	8.2%	16,416	8.0%	17,642	7.9%
Commercial and industrial(2)	133,745	31.2%	127,001	31.3%	124,980	30.1%
Pinnacle - municipal finance	217	3.1%	223	3.4%	243	3.6%
Franchise and equipment finance	3,346	1.1%	5,931	1.2%	10,855	1.5%
	155,246		149,571		153,720
Residential	11,730	31.9%	6,226	31.9%	7,631	33.3%
	$228,249	100.0%	$225,698	100.0%	$202,689	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.
(2)Includes mortgage warehouse lending.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	September 30, 2024	June 30, 2024	December 31, 2023
Commercial:
CRE	1.02%	1.17%	0.71%
C&I	1.68%	1.57%	1.60%
Franchise and equipment finance	1.20%	1.93%	2.85%
Total commercial (1)	1.41%	1.42%	1.29%
Pinnacle - municipal finance	0.03%	0.03%	0.03%
Residential and MWL	0.14%	0.08%	0.09%
	0.94%	0.92%	0.82%

ACL to non-performing loans	101.68%	130.12%	159.54%

(1)For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
Factors contributing to the change in the ACL during the three months ended September 30, 2024, are depicted in the chart below (dollars in millions):

$225.7
Risk Rating Migration and Specific Reserves
$1.5
Economic Forecast
$(6.6)
• Current market adjustment
• Changes to forward path of forecast
• Scenario weighting
Net Charge-Offs
$(6.5)
Assumption Changes
$4.2
• Primarily related to residential portfolio
Portfolio and Other
$3.8
• New Loans net of repayments
• Portfolio changes
Change in Qualitative Overlay
$6.1
$228.2
ACL 06/30/24
ACL 09/30/24
% of Total Loans
0.92%
0.94%

Changes in the ACL during the three months ended September 30, 2024
As depicted in the chart above, the most significant drivers of the increase in the ACL from June 30, 2024 to September 30, 2024, were (i) an increase in qualitative overlays; (ii) updates to certain assumptions; and (iii) changes in portfolio composition and characteristics; partially offset by (i) an improvement in the economic forecast and (ii) net charge-offs. At September 30, 2024, the ratio of the ACL to loans was 0.94% compared to 0.92% at June 30, 2024 and 0.82% at December 31, 2023. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, and franchise and equipment finance was 1.41% and 1.42% at September 30, 2024 and June 30, 2024, respectively, up from 1.29% at December 31, 2023. The ACL to loans ratio for CRE office loans was 2.20% at September 30, 2024 compared to 2.47% and 1.18% at June 30, 2024 and December 31, 2023, respectively. The decline in the ACL to loans ratio for the CRE office category for the three months ended September 30, 2024 was primarily attributable to a decline in the specific reserve for one office loan for which an updated appraisal reflected a more favorable valuation than our previous estimate. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment decreased by $8.6 million during the three months ended September 30, 2024, from 1.17% to 1.02% of loans. The most significant reasons for the decrease in the ACL for this segment were decreases in specific reserves, and risk rating migrations, offset by an increase in the qualitative overlay.
•The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, increased by $8.2 million during the three months ended September 30, 2024, from 1.57% to 1.68% of loans. The most significant reasons for the increase in the ACL for this segment were (i) increases in specific reserves; and (ii) an increase in the qualitative overlay; partially offset by (i) an improvement in the economic forecast; and (ii) net charge-offs.
•The ACL for the franchise and equipment finance sub-segment decreased by $2.6 million during the three months ended September 30, 2024, from 1.93% to 1.20% of loans. This decline is primarily due to a charge-off.
•The ACL for the residential segment increased by $5.5 million for the three months ended September 30, 2024, mainly attributable to updated modeling assumptions about minimum levels of loss given default.
The estimate of the ACL at September 30, 2024, was informed by forecasted economic scenarios published in September 2024, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at September 30, 2024, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed equally to the downside and upside scenarios.
Some of the high level data points informing the baseline scenario, which was the scenario most heavily weighted, used in estimating the quantitative portion of the ACL at September 30, 2024, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.3% and
•Annualized growth in national GDP troughing at 1.8% in the baseline.
The above unemployment and GDP growth assumptions are provided to give a high level overview of the nature and severity of the baseline economic forecast scenario used in estimating the ACL. Numerous additional variables and assumptions not explicitly stated, including but not limited to detailed commercial and residential property forecasts, projected stock market volatility indices and a variety of additional assumptions about market interest rates and spreads also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level, many of the economic variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.

Deposits
The Company has a diverse deposit book by industry sector. Approximately 64% of our total deposits were commercial or municipal deposits at September 30, 2024.
The following table presents information about the Company's insured and collateralized deposits as of September 30, 2024 (dollars in thousands):

Total deposits	$27,856,225

Estimated amount of uninsured deposits	$13,592,365
Less: collateralized deposits	(3,047,517)
Less: affiliate deposits	(304,111)
Adjusted uninsured deposits	$10,240,737
Estimated insured and collateralized deposits	$17,615,488

Insured and collateralized deposits to total deposits	63%
The estimated amount of uninsured deposits at September 30, 2024 and December 31, 2023, was $13.6 billion and $12.4 billion, respectively. Collateralized and affiliate deposits are included in these amounts. Time deposit accounts with balances of $250,000 or more totaled $880 million and $941 million at September 30, 2024 and December 31, 2023, respectively. The following table shows scheduled maturities of estimated uninsured time deposits as of September 30, 2024 (in thousands):

Three months or less	$515,977
Over three through six months	208,617
Over six through twelve months	60,713
Over twelve months	4,162
$789,469
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of September 30, 2024 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2024 - One month or less	$3,150,000	5.11%
2024 - Over one month	330,000	5.08%
2025	100,000	5.29%
Total contractual balance outstanding	$3,580,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of September 30, 2024 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2025	$1,125,000	3.30%
2026	1,430,000	3.50%
Thereafter	25,000	2.50%
	$2,580,000	3.40%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$388,479	$388,479
Unamortized discount and debt issuance costs	(1,025)	(1,676)
	387,454	386,803
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,900)	(4,331)
	296,100	295,669
Total notes	683,554	682,472
Finance leases	25,140	26,501
Notes and other borrowings	$708,694	$708,973
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests in both normal operating and stressed environments, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio, its amortizing loan portfolio and FHLB advances. FRB discount window capacity, repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the nine months ended September 30, 2024 and 2023, net cash provided by operating activities was $248 million and $594 million, respectively. The most significant contributor to the period over period decline in net cash provided by operating activities was a decline in cash proceeds from the sale of loans held for sale, due to less loan sale activity.
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

The following chart presents the components of same day available liquidity at September 30, 2024 and December 31, 2023 (in millions):

Same Day Available Liquidity

$13,644
$1,119
$7,365
$4,587
$573
$15,043
$1,270
$6,757
$6,141
$875
12/31/23
09/30/24
Cash
FHLB Capacity
Capacity at the Fed
Unencumbered Securities

The increase in same day available liquidity as compared to December 31, 2023 reflected the decline in outstanding FHLB advances, increasing FHLB capacity. At September 30, 2024, the ratio of estimated insured and collateralized deposits to total deposits was 63%, compared to 66% at December 31, 2023, and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 147% compared to 152% at December 31, 2023. The decline in brokered deposits, which are generally insured, as a portion of total deposits contributed to the decline in these ratios. As a commercially focused bank, due to the inherent nature of commercial deposits, a significant portion of our deposits are uninsured. We continue to market and educate our customers about products that enable them to obtain FDIC insurance on certain deposits exceeding the standard single depositor insurance limit, have implemented single depositor concentration limits and reduced or eliminated exposure to sectors or depositors that evidenced higher volatility following the events of early 2023.
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
The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	September 30, 2024	Policy Limit
Available liquidity to uninsured/non-collateralized deposits	147%	<100%
Wholesale funding/total assets	26.3%	<37.5%

	September 30, 2024	Operating Threshold
Available operational liquidity/volatile liabilities	2.40x	≥1.30x
Liquidity stress test coverage ratio	1.79x	≥1.50x
FHLB advances/total assets	12.5%	≤20%
One year liquidity ratio	2.50x	≥1.00x
Loan to deposit ratio	87.6%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	13.9%	≤15%
Non interest-bearing demand deposits/total deposits	27.4%	≥20%
Available on-balance sheet liquidity	9.3%	≥5%
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2024 and December 31, 2023, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. Upon adoption of ASU 2016-13 on January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2024 (dollars in thousands):

	September 30, 2024
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,971,720	8.31%	N/A (1)	N/A (1)	$1,430,108	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,971,720	11.82%	$1,634,337	6.50%	$1,131,464	4.50%	$1,760,056	7.00%
Tier 1 risk-based capital	$2,971,720	11.82%	$2,011,492	8.00%	$1,508,619	6.00%	$2,137,211	8.50%
Total risk-based capital	$3,502,509	13.93%	$2,514,365	10.00%	$2,011,492	8.00%	$2,640,084	10.50%
BankUnited:
Tier 1 leverage	$3,424,146	9.59%	$1,786,129	5.00%	$1,428,903	4.00%	N/A	N/A
CET1 risk-based capital	$3,424,146	13.63%	$1,632,353	6.50%	$1,130,091	4.50%	$1,757,919	7.00%
Tier 1 risk-based capital	$3,424,146	13.63%	$2,009,050	8.00%	$1,506,788	6.00%	$2,134,616	8.50%
Total risk-based capital	$3,654,935	14.55%	$2,511,313	10.00%	$2,009,050	8.00%	$2,636,878	10.50%

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
Net Interest Income Simulation
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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at September 30, 2024 and December 31, 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at September 30, 2024 - increase (decrease)
In year 1	(6.3)%	(2.7)%	2.2%	4.5%
In year 2	(6.8)%	(2.9)%	2.1%	3.8%
Model Results at December 31, 2023 - increase (decrease)
In year 1	(4.7)%	(1.6)%	1.0%	2.1%
In year 2	(6.0)%	(2.3)%	1.5%	2.0%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at September 30, 2024 and December 31, 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at September 30, 2024 - increase (decrease):	15.0%	9.7%	(7.6)%	(14.9)%
Model Results at December 31, 2023 - increase (decrease):	15.2%	9.5%	(8.8)%	(17.4)%
All of the modeled results at September 30, 2024, are within ALM policy limits.

The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at September 30, 2024 were:
•Prepayment speeds for loans, with CPRs ranging from 7% to 12% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 4.5% to 7.5% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 15% and 20%;
•Overall non-maturity interest bearing deposit beta of 75%;
Derivative Financial Instruments and Hedging Activities
Management continually evaluates a variety of hedging strategies that are available to manage interest rate risk..
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
The following table provides information about the Company's derivatives designated as hedging instruments as of September 30, 2024 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$2,580,000	3.40%	Daily SOFR	1.4
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	250,000	1.38%	Fed Funds Effective Rate	0.3
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	200,000	Term SOFR	3.72%	1.6
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	200,000	0.88%		0.7
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	1.9
Derivatives designated as fair value hedges:
Pay-fixed interest rate swaps	Variability of fair value of fixed rate loans	50,000	1.98%	Daily SOFR	0.2
		$3,405,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.
In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at September 30, 2024, was $494 million. The short duration of our AFS investment portfolio (1.73 at September 30, 2024) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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

	September 30, 2024	June 30, 2024
Total stockholders’ equity	$2,807,804	$2,699,348
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,730,167	$2,621,711

Common shares issued and outstanding	74,749,012	74,758,609

Book value per common share	$37.56	$36.11

Tangible book value per common share	$36.52	$35.07

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
During the quarter ended September 30, 2024, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.   Other Information
During the three months ended September 30, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of November 2024.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer