Form 10-K
period 2024-12-31
BankUnited, Inc.
filed 2025-02-28
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2024 was $2,158,931,046.

The number of outstanding shares of the registrant common stock, $0.01 par value, as of February 26, 2025 was 74,751,086.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2025 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2024

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
AI	Artificial intelligence
ASU	Accounting Standards Update
Basel Committee	International Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956
BHC	Bank Holding company
BKU	BankUnited, Inc.
BMA	Bank Merger Act
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
BSA	Bank Secrecy Act
Buyout Loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CAO	Chief Accounting Officer
CCA	Cloud Computing Arrangements
CCAR	Comprehensive Capital Analysis and Review
CDARS	Certificate of Deposit Account Registry Service
CD	Certificate of Deposit
CECL	Current expected credit losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 capital
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
CPR	Constant prepayment rate
CRA	Community Reinvestment Act
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
CRO	Chief Risk Officer
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate

DIF	Deposit insurance fund
DSCR	Debt Service Coverage Ratio
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FinTech	Financial Technology
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HOA	Homeowner Association
HPI	Home price indices
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
MAT	Materiality Assessment Team
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
M&A	Mergers & acquisitions
NIDDA	Non-interest bearing demand deposits
NPA	Non-performing asset
NRSRO	Nationally recognized statistical rating organization
NSF	Non-sufficient funds
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
Proxy Statement	Definitive proxy statement for the Company's 2023 annual meeting of stockholders
PSU	Performance Share Unit
REIT	Real Estate Investment Trust
ROAA	Return on Average Assets
ROAE	Return on Average Equity
ROU Asset	Right-of-use Asset
RPA	Risk Participation Agreement
RSA	Restricted Share Award
RSU	Restricted Share Unit

RWA	Risk-weighted Assets
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIEs	Variable interest entities
WARM	Weighted-average remaining maturity
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "project," "predict," "will" and similar expressions identify forward-looking statements.
These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry data, historical performance and current trends. These statements are only predictions and are not guarantees of future performance. The inclusion of forward-looking statements should not be regarded as a representation by the Company that the future plans, estimates or expectations contemplated by a forward-looking statement will be achieved. Forward-looking statements are subject to various risks and uncertainties and assumptions, including those relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity and to the operating environment. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results could differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:
•strategic risk:
◦an inability to successfully execute our core business strategy;
◦competition;
◦disruptive events such as natural or man-made disasters, social or health care crises or political unrest;
◦loss of executive officers or key personnel;
◦climate change or societal responses thereto and stakeholder expectations around ESG;
◦stability of the banking system or other financial institutions
◦our ability to access capital, including the impact of our credit rating
•credit risk inherent in the business of making loans and embedded in our securities portfolio:
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
•interest rate risk;
•liquidity risk:
◦an inability to maintain adequate liquidity;
◦the risk of material unanticipated deposit outflows;
◦availability of credit from the FHLB and FRB;
◦we have a significant amount of uninsured deposits;
◦restrictions on the ability of BankUnited, N.A. to pay dividends to BankUnited, Inc.;
•risks related to the regulation of our industry;
•operational risk:
◦inadequate or inaccurate forecasting tools and models;
◦inability to successfully launch new products, services, or business initiatives;
v

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

PART I
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $35.2 billion at December 31, 2024, is a bank holding company with one direct wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through banking centers located in Florida, the New York metropolitan area and Dallas, Texas, and a comprehensive suite of wholesale products to customers through an Atlanta office focused on the Southeast region. The Bank provides certain commercial lending and deposit products through national platforms and certain consumer deposit products through an online channel. Our core business strategy is to build a leading regional commercial and small business bank with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences and operational excellence, and with an entrepreneurial work environment that empowers employees to deliver their best. To date, we have executed our strategy primarily through organic growth and anticipate that we will most likely continue to do so, although we will evaluate and consider opportunities to engage in merger and acquisition activity when they arise.
Our Products and Services
Lending
General—Our primary lending focus is to serve small, middle-market and larger corporate businesses with a variety of financial products and services while maintaining a disciplined credit culture. We offer a full array of lending products that cater to our customers' needs and have attracted and invested in experienced relationship management teams in our primary lending markets.
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
The Bank has two commercial lending subsidiaries, Pinnacle, headquartered in Scottsdale, Arizona and Bridge, headquartered in Baltimore, Maryland. Pinnacle provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including essential use equipment lease purchase and loan agreements and direct (private placement) bond refundings. The Bridge portfolio consists of (i) businesses equipment loans and leases, including finance lease and operating lease structures, and (ii) franchise equipment, acquisition and expansion financing facilities. The Bridge lines of business have been de-emphasized due to their risk/return and liquidity profiles. We expect that related loan balances will continue to decline.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, lending to REITs and institutional asset owners, subscription lines of credit to real estate funds, and, to a lesser extent, acquisition, development and construction loan facilities and construction financing. In the current environment, we have de-emphasized lending in the office sector and been more focused on warehouse/industrial, multi-family and the retail sectors. While we have a small amount of New York rent regulated multi-family loans, we are not actively engaged in lending in this sub-sector.
Residential mortgages—We do not originate residential mortgages, but do invest in residential loans originated through established correspondent channels and community partners. Our residential loan portfolio is primarily comprised of loans purchased on a national basis through select correspondent channels. This national purchase program allows us to diversify our loan portfolio, both by product type and geography. Residential loans purchased are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner-occupied property. A limited portion of the portfolio is secured by investor-owned properties. We do not originate or purchase negatively amortizing or sub-prime residential loans. We also acquire non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations. Such loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations.

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
Deposit and Treasury Solutions Products
We offer traditional deposit products including commercial and consumer checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of terms and rates, as well as a robust suite of treasury, payments and cash management services. We offer commercial and retail deposit products across our primary geographic footprint and certain commercial deposit, payments and treasury management products and services nationally. We offer the CDARS program, providing additional FDIC insurance to our customers. We also offer other insured cash sweep programs allowing customers the ability to insure deposits above standard FDIC deposit insurance limits by distributing funds among banks that participate in the network while providing competitive rates and easy access to funds. For our consumers, we offer competitive money market and time deposit products through our online channel as well as through our retail branch network. Demand deposit balances are concentrated in commercial and small business accounts and our deposit growth strategy is focused on small business and middle market companies generally, as well as select industry verticals such as the title services and HOA industry segments. Our service fee schedule and rates are competitive with other financial institutions in our markets. We do not charge consumer overdraft or NSF fees.
Our Markets
Our largest banking markets are Florida and the Tri-State market of New York, New Jersey and Connecticut, concentrated in the New York Metropolitan area. We believe both represent long-term attractive banking markets. In Florida, our focus is on urban markets including the Miami-Dade, Broward, Palm Beach, Tampa, Orlando and Jacksonville markets.

We have more recently entered the Atlanta and Dallas markets, in Atlanta with a wholesale banking office focused on the Southeastern United States, and in Dallas with a retail branch as well as full-service wholesale banking capabilities. Our future strategy may include organic expansion into other markets, but no specific additional markets have been identified at this time.
Pinnacle offers municipal financing and the Bank provides mortgage warehouse financing on a national basis. We also offer a suite of commercial deposit, treasury solutions and cash management products nationally.
Competition
Our primary markets are highly competitive, containing not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state, national and foreign banks as well as savings associations, savings banks and credit unions with physical presence in our market areas or targeting our market areas digitally for deposits and loans. In addition, we compete with financial intermediaries, such as private credit funds, FinTech companies, consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.
Interest rates on both loans and deposits and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include convenience, quality of customer service, quality and variety of product offerings, availability and quality of digital offerings, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and small and middle-market businesses, offering them a broad range of personalized services, digital platforms and sophisticated cash management tools tailored to their businesses.
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
Bank and Bank Holding Company Regulation
As a national bank, BankUnited is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC.
BankUnited, Inc., which controls BankUnited, is a BHC and, as such, is subject to regulation, inspection, supervision and enforcement by the Federal Reserve Board under the BHC Act. The Federal Reserve Board's jurisdiction also extends to any company that is directly or indirectly controlled by BankUnited, Inc..
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

Permissible Activities and Investments
Banking laws generally restrict the ability of BankUnited, Inc. to engage in activities other than those determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The GLB Act expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. BankUnited, Inc. has not elected to become a financial holding company.
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
The Basel III Capital Rules require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. A minimum leverage ratio (tier 1 capital as a percentage of average total assets) of 3.0% is also required under the Basel III Capital Rules.
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
The Federal Reserve, OCC and FDIC have issued a proposed rule to implement wide-ranging and significant changes to the current U.S. Basel III capital rules. Generally, the proposed rules would increase capital requirements and risk-weighted assets for Category I - IV banking organizations (generally banking organizations with $100 billion or more in total assets). It is uncertain if and when a final rule will be adopted, and if so, whether and to what extent it will differ from the proposed rule. As a result, the timing and content of any final rule, and the potential effects of any final rule on BankUnited, Inc. and BankUnited remain uncertain.

Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subject to differential regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be "well capitalized" if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2024, BankUnited, Inc. and BankUnited were well-capitalized.
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
Additionally, FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC deposit insurance fund. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under the FDIC's risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.
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
Anti-Money Laundering and OFAC
Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; a risk-based customer due diligence program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, customer identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted access to certain financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.
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
CFPB
The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, such as the Bank, the CFPB has exclusive rule making and examination, and primary enforcement authority under certain federal consumer protection financial laws. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.
The Community Reinvestment Act
The CRA is intended to encourage financial institutions to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The federal bank regulators examine and assign each bank a public CRA rating.
The CRA requires federal bank regulators to take into account the bank's record in meeting the needs of its service areas when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA performance of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. If BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. A less than satisfactory CRA rating could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's CRA performance is made available to the public. Following its most recent CRA performance evaluation in October 2024, BankUnited received an overall rating of "Satisfactory."
A new interagency CRA rule was published in February 2024 imposing additional data collection and reporting requirements on financial institutions. A preliminary injunction against the final rule was issued in March 2024; the ultimate resolution of this matter remains uncertain.
Human Capital Resources
At December 31, 2024, we had 1,662 full-time employees and 18 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our employees are our greatest asset and vital to our success. As such, we seek to hire and retain the best candidate for each position, without regard to age, gender, ethnicity, or other specific trait, but with an appreciation for a diversity of perspectives and experience. We have designed a compensation structure including an array of benefit plans and programs that we believe is attractive to our current and prospective employees. We have a Company sponsored 401(k) Retirement Savings Program, a tuition reimbursement program, flexible spending accounts and health savings accounts with Company contributions. BankUnited offers paid time off, paid parental leave, paid holidays, flexible work schedules and hybrid and remote job opportunities for some positions.
Our goal is to create a safe and inclusive workplace where individuals are valued, feel free to express themselves, are empowered to succeed and are able to grow both personally and professionally. At December 31, 2024, 33% of the members of our Board of Directors were female and 44% were of diverse nationality or ethnicity. Approximately 56% of our workforce was female.

The following chart presents additional information about the composition of our workforce at December 31, 2024:

4.7%
37.5%
42.0%
6.7%
9.1%
White
Asian
Black or African American
Hispanic or Latino
Other

iCARE™
Under the umbrella of our iCARE™ initiative, we have a number of programs intended to foster a culture that promotes employee engagement and community involvement. Our iCARE™ Council, consisting of 13 employees with a variety of backgrounds and perspectives across different divisions in our organization oversees the continued evolution of iCARE™ and 22 employees serving as iCARE™ ambassadors promote engagement in iCARE™ programs across the organization. Employees are encouraged to participate in interactive events, cultural celebrations, an enterprise-wide mentorship program and community volunteer opportunities. In 2024, our employees reported a total of 4,112 volunteer hours, up 17% from 2023, serving 209 community organizations. Our employees are given paid time to participate in community volunteer opportunities.
BankUnited has partnered with nine universities in our local markets to provide scholarships, internships, and other educational programs for high school and college students. Since the inception of these initiatives in 2020, 154 college and high school students have participated and 46 of them have been hired for full time roles at the Bank. Through BankUnited's exclusive partnership with Florida International University, the ATOM Pink Tank program, a six-month leadership, mentorship, and research development program was created to empower female students pursuing STEM careers. The Pink Tank participants receive weekly guidance and mentorship by BankUnited employees throughout the ten-week research and competition stage. The students connect with BankUnited professionals of all levels and disciplines. Since the inception of this initiative, 61 students have completed the program and 20 new students have been selected for the 2024-2025 cohort. To date, BankUnited has hired seven students and garnered participation of over 55 BankUnited employees representing 20 departments across the Bank.
Through iCARE™ we engage and encourage our employees to participate in various Bank sponsored community programs and events. These community programs include BankUnited's "Adopt A Neighborhood" in Florida focused on providing support to under-served communities, the "Entrepreneurship Program" in New York where we provide workforce development in partnership with a local university, and the "Heir’s Program" where we brought together a consortium of expertise to provide legal services and education to predominantly minority families seeking to maintain property in family lineage. The iCARE™ Ventures program, working with local partners, endeavors to support, promote and strengthen local entrepreneurship and small business growth in our communities. Our employees also participate in a variety of community and collection drives throughout the year. In 2024, the Back to School and Holiday Toy drive collected over 2,000 items for children, and the Thanksgiving drive provided over 140,000 meals to individuals and families in need.
Health, Wellness and Safety
Our award-winning Wellness Program incorporates initiatives that address the mental, physical, intellectual, occupational, social, emotional, financial and spiritual components of wellness. The BankUnited Corporate Center has an on-site fitness facility, and we provide our employees with on-site health screenings, skin cancer screenings, on-site mobile physicals, eye exams, dental exams, mammograms, and vaccine clinics. Employees can choose to participate in nutrition counseling, music and art therapy, live and streaming fitness classes, meditation sessions, live and virtual learning opportunities with local hospitals providing subject matter experts with a variety of specialties. We offer safety programs including adult, child and pet first aid and CPR courses. For participation in our Wellness Program, we offer our employees a reduced premium rate for medical insurance coverage.
In recognition of our employee wellness programs, BankUnited was listed in the top ten among America's Top 100 Healthiest Employers by Springbuk HR Technology in both 2023 and 2024. In 2024, BankUnited was listed as number one among New York City’s Top 100 Healthiest Employers between 1,000 and 4,999 employees by Springbuk HR Technology Magazine. BankUnited also achieved the 2024 Best Wellness Employer gold certification developed by Wellness Workdays in collaboration with experts from Harvard Medical School.
Career Growth and Development
Our Go for More™ Academy provides an extensive menu of training and resources that enable employees to develop their skills and that promote collaboration and career development. The School of Leadership, which includes the Rising Leaders Program, EXCELerate and Situational Leadership coursework, provides our employees with career development opportunities at all levels. Through our Discover Coaching program, we offer a personalized approach where employees meet one-on-one with an internal coach to promote individual growth, skill development, leadership development, and problem solving. BankUnited's extensive list of professional development opportunities earned us the 2025 Training Apex Award through Training Magazine. A total of 382 employees completed these programs in 2024. We believe mentoring is key to career growth and development. In 2024 280 employees enrolled in our mentoring programs and a total of 1,102 mentoring hours were reported. Our employees rated their overall mentorship program satisfaction with a score of 4.8 stars out of 5 stars.
Communication & Engagement
Employee engagement is a key contributor to our success. The Company solicits employee feedback through periodic employee engagement surveys conducted by an outside firm. 87% of employees participated in our last engagement survey and 82% of participants responded favorably to questions designed to gauge the level of overall engagement. The Company schedules regular CEO update video calls, town hall meetings and other engagement programs such as the Leadership Chat Series, a live and interactive webinar with BankUnited executives and our employees. Our Kudos Employee Recognition platform encourages employees to recognize one another's contributions and accomplishments.
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
Our fundamental business strategy is centered on building a leading regional commercial and small business bank, focused on relationship-based, granular and diversified business on both sides of the balance sheet. Our near-term strategic priorities include (i) improving the funding mix, primarily by growing core deposits and paying down high cost wholesale funding; (ii) improving risk adjusted returns by re-positioning the balance sheet away from typically lower yielding transactional business such as residential mortgages and organically growing core commercial loans, which are generally higher-yielding; (iii) managing credit quality; (iv) investing in organic growth capabilities while managing the rate of increase in expenses; and (v) maintaining robust capital and liquidity. Our ability to execute on these strategic priorities depends on a number of factors, many of which are outside of our direct control. Some of the factors that impact our ability to execute on our strategic priorities are (i) our ability to attract and retain talent; (ii) competition in our markets; (iii) fiscal, monetary and regulatory policy and the macro-economic environment; (iv) the health of our primary markets; and (v) the availability and cost of capital. There is no guarantee that we will be able to successfully execute our strategic plans and fundamental business strategy.
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
Although our geographic footprint is expanding, our business is currently concentrated in Florida and the New York tri-state area. Commercial and consumer banking in these markets is highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national banks as well as savings and loan associations, savings banks and credit unions located in our markets as well as those targeting our markets digitally for deposits and loans. In addition, we compete with financial intermediaries, such as private credit funds, FinTech companies, consumer finance companies, marketplace lenders, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of financial services. The variety of entities providing financial services to businesses and consumers, as well as the technologies and delivery channels through which those services are provided are rapidly evolving.
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
Major disruptive events such as but not limited to hurricanes, fires or other weather-related events, social or health-care crises such as pandemics, political or social unrest, government shutdowns, geopolitical conflict, terrorist activity or other natural or man-made disasters could disrupt our operations or otherwise have adverse impacts on our customers, our business and results of operations.
Our geographic markets in Florida and other coastal areas are particularly susceptible to severe weather, including hurricanes, flooding and damaging winds. The occurrence of a hurricane or other natural disaster, a man-made catastrophe such as terrorist activity, pandemic outbreaks and other health emergencies, political or social unrest, government shutdowns, geopolitical conflicts such as those currently occurring in the Middle East or Ukraine or other man-made or natural disasters could disrupt our operations or those of our clients or our work-force, result in damage to our facilities, jeopardize our ability to continue to provide essential services to our customers and negatively affect our customers and the local economies in which we operate. These events may lead to a decline in loan originations, an increase in deposit outflows, strain our liquidity position, reduce or destroy the value of collateral for our loans, particularly real estate, negatively impact the business operations of our customers, and cause an increase in delinquencies, foreclosures and loan losses. Our business, financial condition and results of operations may be materially, adversely impacted by these and other negative effects of such events.
Both physical and transitional risks related to climate change or societal and governmental responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts to mitigate those impacts; that governmental response could directly or indirectly impact our business or that of our customers. Consumers and businesses may change their behavior as a result of their concerns about climate change or in response to governmental efforts to address it. We and our customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. In particular, our clients' operations may be adversely impacted by the rising cost of property and casualty insurance related to physical risks brought on by weather events or climate change. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. One of our primary market areas is the state of Florida, particularly in coastal areas; as such, we may have an increased vulnerability to the ultimate impacts of climate change as compared to some of our competitors.
We depend on our executive officers and other key and skilled personnel to execute our business strategy and could be harmed by the loss of their services or the inability to attract new talent.
We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other key personnel. We believe our senior management team possesses valuable knowledge about and experience in the banking industry that could be challenging to replicate. The composition of our senior management team and our other key personnel may change over time. Although our Chairman, President and Chief Executive Officer has entered into an employment agreement with us, he may not complete the term of his employment agreement or renew upon expiration. Other members of our senior management team are not subject to employment agreements, and some members of our senior management team have reached or are approaching what might be considered normal retirement age. Our Board of Directors and senior management team are actively engaged in ongoing succession planning, however, our succession planning efforts may not be adequate to ensure continuity of qualified senior management. Our success also depends on the experience and skills of other key personnel and on their relationships with the customers and communities they serve. Competition, general labor market dynamics and the evolving transition around remote and hybrid work may also present challenges in recruiting and retaining talent. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
The actual or perceived financial stability of other financial institutions and in particular other regional and mid-size banks could adversely affect our business, market valuation and results of operations.
The actual or perceived financial instability of one or more other financial institutions, particularly but not necessarily limited to other regional and mid-size banks, may lead to a crisis in confidence in the financial system or particular sectors thereof, such as the regional and mid-size sector. This could lead to material unanticipated deposit outflows, threatening the safety and soundness of impacted financial institutions and/or significant market volatility and adversely impacting the stock prices of other publicly traded financial institutions, including the Company. Events such as these could materially adversely impact the Company’s liquidity, results of operations, business strategy, market valuation and capital. Moreover, the speed with which information spreads through news, social media and other sources on the Internet and the ease with which customers transact may amplify the onset of and negative effects from such perceptions.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
BankUnited, Inc. as a BHC and BankUnited N.A. are required by Federal banking agencies to maintain specified levels of capital. At a minimum, our capital policy requires us to maintain capital sufficient to meet the “well-capitalized” standard established by capital adequacy guidelines and the regulatory framework for prompt corrective action. While we anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future, we may, at some point need to raise additional capital to support current operations or continued growth. In addition, we may elect to raise capital for strategic reasons even when we are not required to do so. As a publicly traded company, the most likely source of additional capital is the issuance of equity or debt instruments in the capital markets. Our ability to raise capital on favorable terms, or at all, will depend on a variety of factors, many of which are outside of our control, including market conditions, credit availability, our credit rating and credit capacity, and marketability of our stock. Accordingly, we cannot be assured of being able to raise capital when needed or on favorable terms. In addition, if we needed to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on favorable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.
A downgrade of our credit rating could increase our cost of capital or place limitations on business activities.
NRSROs regularly evaluate us, and their ratings are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings and management, and we may not be able to maintain our current credit ratings. The ratings assigned to the Bank and the Company remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade the Bank and the Company in the future. Additionally, ratings agencies may also make substantial changes to their ratings policies and practices, which may affect our credit ratings. A downgrade of our credit rating, particularly to a level below investment grade, could adversely impact the liquidity or value of our rated securities, our ability to access the capital or certain short-term funding markets, and our cost of capital. Additionally, certain commercial customers could be prohibited from placing deposits with us, impacting our liquidity position.
Evolving expectations of stakeholders including investors, customers, regulators, employees and ratings agencies with respect to our ESG practices and those of our customers may impose additional costs on us, impact our reputation in the market or expose us to emerging risks.
Divergent ideological and social views may create competing stakeholder, legislative, and regulatory scrutiny around ESG practices that may impact our reputation or operations or result in increased costs. We believe we have taken a balanced approach to these practices in consideration of the views of various stakeholders; however, stakeholder expectations and priorities, and in some cases externally imposed requirements around ESG, continue to evolve, are uncertain, and sometimes conflicting. If our ESG practices do not meet evolving rules and regulations or stakeholder expectations, then our reputation or our ability to attract or retain employees, customers and investors could be negatively impacted.
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
If management's assumptions and judgments prove to be incorrect, our credit loss models prove to be inaccurate or our processes and controls governing the determination of the amount of the ACL prove ineffective, our ACL may be insufficient and we may be required to increase our ACL. In addition, regulatory authorities periodically review our ACL and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different from those of our management. Adverse or volatile actual or forecasted economic conditions could make management's estimate even more complex and difficult to determine. Any increase in our ACL will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of the Allowance for Credit Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Credit Losses."
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
The credit quality of a substantial portion of our assets and our results of operations are affected by residential and commercial real estate values and the level of residential and commercial real estate sales and rental activity.
A material portion of our loans are secured by residential or commercial real estate. The ability of our borrowers to repay their obligations and our financial results may therefore be adversely affected by changes in real estate values or in real estate market dynamics. Commercial real estate valuations in particular are highly subjective, as they are based on many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, demographic and market trends such as the impact of the ongoing shift to online shopping on retail properties or the evolution of remote and hybrid work on office properties. The value of commercial real estate and ability of commercial real estate borrowers to service debt is also sensitive to occupancy rates, the level of rents, regulatory and tax law changes, interest rates, other operating costs and, in many cases, the results of operations of businesses and other occupants of the real property. The properties securing income-producing investor real estate loans may not be fully leased at the origination of the loans or vacancies may arise during the terms of the loans. A borrower's ability to repay these loans is dependent upon stabilization of the properties and additional leasing through the life of the loan or the borrower's successful operation of a business. Weak economic conditions or demographic and market trends may impair a borrower's business operations, lead to elevated vacancy rates or lease turnover, slow the execution of new leases or result in falling rents. In particular, the office segment continues to be impacted by evolving trends around remote or hybrid work. The ultimate outcome of this trend and, as a result, the level of future demand for office space, remains uncertain. Lease turnover may increase, and tenants may reduce the amount of space leased when existing leases expire. Lower occupancy rates may lead to lower rents and lower valuations of office buildings. These factors could lead to deterioration in fundamentals underlying some of our commercial real estate loans. A sustained higher interest rate environment as well as rising property and casualty insurance and other operating costs have negatively impacted and may continue to negatively impact operating cash flows for some borrowers and the ability of those borrowers to service or refinance outstanding debt. These factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans or the underlying collateral and ultimately to higher loan losses.
Similarly, residential real estate valuations can be impacted by housing trends, demographic trends, the availability of financing and property and casualty insurance at reasonable rates, the supply of available housing, governmental policy regarding housing and housing finance and general economic conditions affecting consumers. Real estate values may also be impacted by weather-related events and other man-made or natural disasters, or ultimately, by the impact of climate change.
We make credit and reserve decisions based on current and projected real estate values, the current conditions of borrowers, properties or projects and our expectations for the future. If real estate values or fundamentals underlying commercial or residential real estate decline, we could experience higher delinquencies and charge-offs beyond that provided for in the ACL.
The underlying collateral for a significant portion of the securities in our investment portfolio also consists of commercial or residential real estate. While we typically invest in senior tranches of these securities and their structures provide significant credit enhancement, the value and performance of underlying collateral is subject to the same risks described above. A deterioration in the value or performance of underlying collateral to an extent that credit enhancement inherent in the structure of the securities is insufficient to protect us from underlying collateral losses would result in the recognition of impairment losses and adversely impact our financial condition, results of operations and capital.
Since we engage in lending secured by real estate, we may be forced to foreclose on the collateral property and thereby be subject to risks associated with the ownership of commercial or residential real property, which could have an adverse effect on our business, financial condition or results of operations.
A significant portion of our loan portfolio is secured by residential or commercial real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case, we are exposed to the risks and costs inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including: (i) general or local economic conditions; (ii) sub-market property values and supply/demand dynamics; (iii) interest rates; (iv) costs of ownership such as real estate taxes, insurance, maintenance; (v) governmental rules and regulations such as but not limited to zoning laws; (vi) natural or man-made disasters; (vii) political or social unrest, crime levels and other conditions in sub-markets or neighborhoods where property is located; and (viii) the ability to maintain occupancy particularly of commercial properties. Additionally, bank-owned properties obtained in foreclosure often sell at a discount to the price that might otherwise be obtained in the market.
The geographic concentration of our markets in Florida and the New York Tri-State area makes our business highly susceptible to local conditions in those markets.
While we are expanding our geographic footprint, our operations remain concentrated in Florida and the New York Tri-State area. Additionally, a significant portion of our loans secured by real estate are secured by properties in these geographic regions. The ability of our borrowers to repay their loans and the value of the collateral securing such loans may be significantly affected by economic and market conditions as well as demographic trends, the regulatory environment and tax policy in these regions, which could differ from broader national dynamics. Many of our customers in Florida have incurred or are likely to incur significantly higher property and casualty insurance premiums on their properties. This may adversely affect real estate sales and property values in Florida or negatively impact borrowers' operating cash flows or debt service capability. If, in the future, borrowers are unable to obtain property and casualty insurance, they may be unable to repay their loans in the event of catastrophic events such as hurricanes. Florida is more vulnerable to severe weather events like hurricanes than some regions of the country and may also be more susceptible in the future to the physical risks of climate change or rising sea levels. The New York region has, in the past, been a target of terrorist activity and social unrest; these events can have adverse impacts on our business operations and those of our customers. While we are not directly engaged in international business activities, businesses in both Florida and New York may be more likely than those in some other regions to be engaged in international trade and commerce, making them more susceptible to international economic disruption and unrest. Adverse regional demographic trends and tax or regulatory policy can also lead to a decline in demand for our loan or deposit products. Recently, the New York region has experienced population declines while Florida has experienced positive demographic trends.
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
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. A flat or inverted yield curve or tightening credit spreads may limit our ability to add higher yielding assets to the balance sheet and reduce the spread between rates paid on interest bearing liabilities and those earned on interest earning assets, placing downward pressure on our net interest margin and net interest income. Our deposit costs tend to be correlated with short-term rates; increases in short-term interest rates or generally tightening liquidity conditions may exert upward pressure on our cost of deposits. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. If interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, net interest income will be reduced. If interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may also reduce the demand for loans and lower-priced deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on higher-yielding fixed rate loans and mortgage-backed securities. Competitive conditions may also impact the interest rates we are able to earn on new loans or are required to pay on deposits, negatively impacting both our ability to grow loans and deposits and our net interest income. Our ability to manage interest rate risk could be negatively impacted by unpredictable behavior of depositors in various interest rate environments. A rapid or unanticipated increase or decrease in interest rates, changes in the shape of the yield curve or in spreads between rates could have an adverse effect on our net interest margin and results of operations.
We attempt to manage interest rate risk by monitoring and managing the rates, maturity, repricing, mix and balances of the different types of interest earning assets and interest bearing liabilities and through the use of hedging instruments; however, interest rate risk management techniques are not precise, and we may not be able to successfully manage our interest rate risk. The modeling techniques we use to manage interest rate risk are based on a wide variety of assumptions generally derived from historical data and patterns, and may fail to accurately predict the impact of future movements in interest rates on our financial performance. Assumptions about depositor behavior are integral to interest rate risk modeling and management; technological advances enabling depositors to move money more quickly and to do business with a wide variety of financial services providers not in physical proximity to those depositors as well as the evolving landscape of the financial services industry has made predictive modeling of depositor behavior increasingly difficult. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk" for a discussion on the methodology and assumptions used by the Company in managing its interest rate risk.

Liquidity Risk
A failure to maintain adequate liquidity could adversely affect our ability to sustain normal operations, our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under extraordinary or unpredictable circumstances. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors or events that affect us specifically, other financial institutions, or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity at an acceptable price, or at all include, but are not limited to: (i) national, to a lesser extent global, and regional economic and market conditions; (ii) interest rates; (iii) competition for depositor funds from banks and other investment alternatives; (iv) the availability of sufficient collateral that is acceptable to the FHLB and the Federal Reserve Bank, both of which are significant sources of contingent liquidity for us; (v) fiscal and monetary policy; (vi) public and market perception of BankUnited specifically, peer banks and the banking sector more broadly; (vii) our ability to access the capital markets as a potential liquidity source; and (viii) regulatory requirements or changes. Our access to liquidity in the form of deposits may also be affected by the liquidity needs of our depositors. A substantial portion of our liabilities consist of deposit accounts that are payable on demand or upon several days' notice, while by comparison, the majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future. A failure to maintain adequate liquidity could materially and adversely affect our ability to sustain business operations, our financial condition or results of operations.
We may be subject to material unanticipated outflows of deposits, jeopardizing our ability to maintain sufficient liquidity to conduct normal business operations.
We are susceptible to internal or external circumstances, perceptions or events, some of which we may be unable to anticipate or control or may be of an unprecedented nature, that could lead to material unexpected deposit outflows. Depositors increasingly have the ability to move funds quickly and easily using digital channels. If a significant portion of our deposits were to be withdrawn within a short period of time, the Company’s liquidity, financial condition, results of operations and ability to sustain normal operations could be materially, adversely affected.
The FRB and the FHLB are important sources of both operating and contingent liquidity. If the availability of those liquidity sources were compromised, our business, financial condition or results of operations could be materially adversely affected.
The FRB and FHLB provide important sources of stable, reliable and specifically with respect to the FRB, emergency liquidity to banks including BankUnited. Should the availability, nature, design or provisions of the various liquidity facilities provided by these entities change materially, BankUnited's ability to access operating or contingent liquidity as needed could be adversely impacted. The availability of liquidity from these sources is also dependent on the nature and value, which could be negatively impacted by changes in interest rates or general economic and market conditions, of collateral BankUnited is able to provide and on their evaluation of the Bank's creditworthiness. A significant portion of collateral available to be pledged to the FHLB and FRB consists of loans and securities collateralized by residential and commercial real estate; the value of this collateral is subject to many of the same risks discussed above with respect to the value of real estate collateral for our loans. In 2023, the FHFA, the primary regulator of the FHLB system, completed a comprehensive review of the FHLB system. The review recommended a re-evaluation of many aspects of the regulatory and statutory framework governing the FHLB system and set forth some recommended revisions to that framework. Any future regulatory or legislative action resulting from the comprehensive review could impact the future amount, terms and availability of liquidity provided by the FHLBs to their members, including BankUnited. Our ability to access funds on a timely basis from the FRB and FHLB also depends on our operational readiness; while we test operational readiness regularly and believe our processes and procedures are adequate in this regard, a failure of those processes and procedures could compromise our ability to access needed liquidity.
A significant percentage of our deposits are commercial deposits, many of which are uninsured.
Our business strategy is heavily focused on commercial customers, and as such, a large percentage of our deposits are commercial deposits. Inherently, due to the design and purpose of FDIC deposit insurance, across the U.S. banking system and at BankUnited, a significant portion of commercial deposits are uninsured. While we offer programs and products to our commercial customers that allow them to increase the amount of their deposits that are insured, not all depositors choose to take advantage of these programs and products. Uninsured deposits may be more subject to unanticipated outflows than insured deposits, particularly during times of systemic or institution-specific stress.
Loss of deposits or a change in deposit mix could increase our funding costs.
Deposits are typically a relatively low cost and stable source of funding. We compete with banks and other financial service providers for customer funds; as a result, we could lose deposits in the future, clients may shift their deposits into higher cost products, or we may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits are replaced with wholesale funding. Higher funding costs reduce our net interest margin, net interest income, and net income. A portion of our deposit base consists of companies serving the residential real estate eco-system and is exposed to the overall health and level of activity in that eco-system. In a sustained high interest rate environment, the level of residential real estate activity would be expected to decline, which may lead to reduced deposit balances in this vertical.
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
The processes we use to forecast future performance and estimate expected credit losses, including in hypothetical periods of stress, the effects of changing interest rates, sources and uses of liquidity, real estate values, and economic trends and indicators on our financial condition and results of operations depend upon the use of analytical and forecasting tools and models. These tools and models reflect assumptions that may prove inaccurate, particularly in times of market stress, volatility or other unforeseen or unprecedented circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the tools and models that utilize them may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If these tools prove to be inadequate or inaccurate, our strategic planning processes, risk management and monitoring framework, earnings and capital may be adversely impacted.
New lines of business, new products and services or strategic project initiatives may subject us to additional operational risks, and the failure to successfully implement these initiatives could affect our reputation and results of operations.
From time to time, we may launch new verticals or lines of business, expand into new geographies or offer new or modified banking products and services, which offerings may significantly increase operational, credit or reputational risks. Significant effort and resources may be required to manage and oversee the successful development, implementation, risk assessment, launch or scaling of new initiatives, which effort and resources may be diverted from other of our products or services. While we invest significant time and resources in developing, marketing and managing new products and services, there are material uncertainties that could adversely impact estimated implementation and operational costs or projected adoption, sales, revenues or profits, and no assurance can be given that any new offerings will be successfully developed, implemented, launched or scaled. New products and services may require startup and ongoing marketing costs and operational changes. The inability to successfully roll out new products and services may result in unmet profitability targets, increased costs, loss of customers or competitive advantage or other adverse impacts on our business and results of operations.
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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence on automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The occurrence of any of these events could result in a diminished ability to operate our business as well as potential liability to customers and counterparties, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations.
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
We are dependent on our information technology and telecommunications systems. System failures or interruptions could have an adverse effect on our business, reputation, financial condition and results of operations.
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
We are highly dependent on third-party service providers for significant aspects of our business infrastructure, information technology, and telecommunications systems.
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

We are at risk of cybersecurity incidents, defined as any unauthorized occurrence, or series of related unauthorized occurrences, on or conducted through our information systems, including those of third-party service providers that we rely on, that jeopardizes the confidentiality, integrity or availability of those information systems or information residing therein.
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
We provide our customers the ability to bank remotely, including online, via mobile devices and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, social engineering schemes and other security breaches. In addition to cybersecurity incidents involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing websites. We may be required to spend significant capital and other resources to protect against the threat of cybersecurity incidents, or to alleviate problems caused by cybersecurity incidents. Any cybersecurity incident involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.
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
See "Item 1C - Cybersecurity." for further discussion of measures we have taken to implement safeguards with respect to cybersecurity incidents.
The risk inherent in the adoption and implementation of new technologies, or the failure to keep pace with technological innovation may result in reputational harm, increased regulatory scrutiny, increased liability, heightened operational risk, an adverse impact on our ability to compete for loans and deposits and serve our customers, and an adverse impact on our business, financial condition and results of operations.
The financial services industry continues to experience rapid and significant technological change; financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively and in a cost-efficient manner is dependent on our ability to keep pace with and pro-actively and quickly respond to technological advances and to invest in relevant new technology as it becomes available. Many of our larger competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The widespread adoption of new technologies, including, but not limited to, digitally enabled products and delivery channels, payment systems and technologies supporting back-office and risk management capabilities could require us to incur substantial cost and effort to acquire new technology platforms, modify or adapt our existing products and services, infrastructure and control environment, to upskill our workforce and to modify related operational processes and procedures. Our operational change management framework may fail to effectively mitigate the operational risk and disruption inherent in or to remedy any challenges associated with the adoption of new technology. Our third-party service providers also regularly incorporate technological changes in the platforms and services they provide to us; while we regularly monitor and test their impact, we may have limited or no control over their implementation and are reliant on the third-party service providers for successful development and implementation of these changes.
Generative and Agentic AI are emerging technologies that present both opportunities and risks to users. While our current use of AI is not material to our operations, its evolving use is subject to risks that algorithms and datasets are flawed or may be insufficient, poorly suited to purpose or contain biased information. The models used and results generated by AI and machine learning are not always transparent, which could increase the risk of unintended deficiencies. These deficiencies could result in inaccurate or ineffective decisions, predictions or analyses, which could subject our business to competitive harm, legal liability, increased regulatory scrutiny, reputational harm or other consequences that we may not be able to predict, any of which could negatively affect our business, financial condition and results of operations. The expanded adoption of AI may exacerbate the frequency and effectiveness of cybersecurity incidents. In addition, we expect our third-party service providers to increasingly incorporate AI capabilities into their product offerings; our third party risk management framework may be inadequate to fully mitigate the associated risks.
Our failure to keep pace with technological innovation, to successfully implement enhanced and emerging technologies or to fully realize their benefits could have a material adverse impact on our business, financial condition and results of operations.
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
We operate in a highly regulated environment, and are subject to comprehensive statutory, legal and regulatory regimes. See Item 1 "Business—Regulation and Supervision." Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe capital and liquidity requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to BankUnited, Inc., restrict the ability of institutions to guarantee our debt, and impose specific accounting and reporting requirements on us. Banking regulators may also from time to time focus on issues that may impact the pace of growth of our business, our ability to execute our business strategy and our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional costs. In addition, federal banking agencies including the OCC, Federal Reserve Board and CFPB periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, and to effectively navigate this complex regulatory landscape, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our reputation, results of operations and capital base.
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
Changes in political administrations are likely to introduce new or modified regulations and related regulatory guidance and supervisory oversight. We expect the newly elected Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the previous administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies and at least temporarily injecting a heightened level of regulatory uncertainty. Newly enacted laws, regulations, or executive orders may significantly impact the regulatory framework in which we operate and may require material changes to our business processes in short time frames. Inability to meet new statutory requirements within the prescribed periods could adversely affect our business, financial condition and results of operations, as well as impact our reputation.

A number of new or modified rules or policies related to capital requirements for banks with more than $100 billion in assets, liquidity, and bank mergers and acquisitions have been proposed; if these or similar rules are enacted, there could be a material direct or indirect impact on our business including but not limited to our financial position, results of operations and capital. Given the initial posture of the incoming administration, there is significant uncertainty about whether certain of these proposed rules will be enacted in substantially their proposed forms, in modified form, or at all.
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
The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. Financial institutions are also required to comply with sanctions and programs administered by OFAC. Numerous regulatory agencies and other governmental departments are involved in enforcement and administration of these provisions.
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
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. There is also a risk that BankUnited’s deposit insurance premiums will further increase if failures of insured depository institutions further deplete the DIF or if the FDIC changes its view of the risk BankUnited poses to the DIF or otherwise increases the assessment rate adjustment applicable to BankUnited’s deposits. Any future additional assessments or increases in FDIC insurance premiums may adversely affect our financial condition or results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation, lead to monetary settlements or penalties and otherwise adversely affect our operations and financial condition.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third party service providers. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations increases our costs. Furthermore, we may not be able to ensure that all of our customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Laws and regulations in this area are evolving, and there is a reasonable possibility that additional or modified laws or regulations applicable to us will be enacted. We may incur significant costs to comply with any such new or modified laws or regulations, or our efforts to do so may not be effective. Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.
General Risk Factors
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
Heightened levels of economic uncertainty, volatility or deterioration in business or economic conditions generally, or more specifically in the principal markets in which we do business could have material adverse effects on our business, financial condition and results of operations. These effects may include but are not necessarily limited to: (i) a decrease in demand for our products and services; (ii) an increase in delinquencies and defaults by borrowers or counterparties leading to increased credit losses; (iii) a decline in the value of our assets; (iv) a decrease in earnings; (v) a decline in liquidity and (vi) a decrease in our ability to access the capital markets. While inflation trended down in the second half of 2024, it remains a key economic concern. Inflationary trends and a higher sustained interest rate environment could lead to an increase in our operating expenses or those of our clients, in turn impacting borrowers' ability to repay their obligations to us. Loan demand could also be negatively impacted. The imposition of tariffs or immigration reform could directly or indirectly adversely impact our clients businesses, and in turn demand for our loan and deposit products or borrowers' ability to repay their loans.
Damage to our reputation could adversely affect our operating results.
Our ability to originate new business and maintain existing customer relationships is highly dependent upon customer and other external perceptions of our business practices. Adverse perceptions regarding our business practices, or those of other regional banks, could damage our reputation in the customer, funding and capital markets, leading to difficulties in generating and maintaining business as well as obtaining financing. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, employee relations, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. The proliferation of social media may increase the likelihood that negative public opinion from any real or perceived events could impact our reputation and business. Adverse developments with respect to external perceptions regarding the practices of our competitors, or our industry as a whole, or the general economic climate may also adversely impact our reputation. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. In addition, adverse reputational impacts on third parties with whom we have important relationships may adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk.

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
Our accounting policies and estimates are fundamental to our reported financial condition and results of operations. Management is required to make difficult, complex or subjective judgments in selecting and applying many of these accounting policies. In some cases, management must select an accounting policy or method from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative. From time to time, the FASB and SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in a restatement of prior period financial statements. See Note 1 to the consolidated financial statements for more information about our accounting policies and recent accounting pronouncements that may have a material impact on our reported financial results.
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
The U.S. Government's sovereign credit rating was downgraded by a NRSRO in 2023. The impact of future downgrades of the U.S. sovereign credit rating or deterioration in its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, disagreement over the federal budget has caused and may cause the U.S. federal government to essentially shut down for periods of time. Future events of this nature could have an adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We are committed to maintaining robust governance, oversight and management of cybersecurity risk. We have established and implemented processes, supported by written policies and procedures, to detect, assess, classify, respond to, report, track, and resolve cybersecurity threats or incidents. We have implemented systems and controls to address the information technology risks to our organization, our business partners and our customers. We employ a layered security approach leveraging diverse strategies including data loss prevention, identity and access management, network security, vulnerability management, end-point security and information security education and awareness, among others. As a federally regulated institution, the Company strongly supports an environment that facilitates and abides by the Confidentiality, Integrity, and Availability security principles.
Our risk-based policies, procedures, and practices are integrated into our overall risk management program and have been implemented across the organization to manage and mitigate risks from cybersecurity threats. We continuously assess risks from cybersecurity threats and monitor our information systems for potential vulnerabilities. We conduct regular reviews and tests of our information security program including penetration and vulnerability testing, and other exercises to evaluate the effectiveness of our program and improve our cybersecurity posture. These evaluations provide the Company with an unbiased view of its environment and controls. All identified cybersecurity incidents, technology outages or failures and vulnerabilities identified during these assessments are inventoried in a centralized tracking system and reported to impacted users and to management on a regular basis. A multi-step approach is applied to identify, prioritize, report, and remediate these vulnerabilities. Response and resolution times (commonly known as SLAs) are established for remediation of any incidents or outages detected, depending on their nature and potential impact. Our cybersecurity policies, procedures and practices are integrated with our overall risk management program by inclusion of cybersecurity and information systems metrics in our enterprise-wide comprehensive risk assessment process and risk appetite statement, the involvement of our Chief Risk Officer in the MAT and oversight of cybersecurity risk by our Enterprise Risk Management Committee and the Risk Committee of the Board of Directors.
We have engaged cybersecurity service provider experts and maintain an industry-leading incident response retainer to further enhance our cybersecurity safeguards and support our processes for assessing, identifying, and managing material risks from cybersecurity threats. Our third-party experts perform assessments that aid us in effectively detecting and responding to evolving cybersecurity threats and, in the event of a cybersecurity incident, our experts will assist us with incident response support, digital forensics and incident remediation.
The Company’s third-party risk management framework and processes have been aligned with regulatory requirements and with industry best practices to oversee and identify risks from cybersecurity threats associated with use of third-party service providers. We take a risk-based approach in performing cybersecurity assessments of third-party service providers at the time of onboarding, as part of regular ongoing monitoring, at the time of contract renewal, and upon detection of any increase in risk profile. Our information security division collaborates with our third-party risk management unit to evaluate the information technology and security programs of significant third party service providers. As applicable, these reviews evaluate the design and operational effectiveness of information technology and security related controls employed by service providers. In addition, the third party’s information technology and security policies and procedures are evaluated to form an overall opinion of the third-party service provider's technology and information security posture.
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
In 2022, Clarium Managed Services, LLC conducted a Cybersecurity Assessment for the Bank. The assessment gauged the overall Cybersecurity Risk Posture of the Bank and resulted in a score of 4.8 on a scale of 0 to 5. The next independent evaluation is planned for 2025. In the last three fiscal years, the Company has not identified any material cybersecurity incidents. No specific identified cybersecurity threats or incidents, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. See Item 1A "Risk Factors" for a further discussion of our cybersecurity risks.

Cybersecurity Governance
The Risk Committee of the Board of Directors is ultimately responsible for oversight of cybersecurity risk, the Company's information risk management function, and the effective implementation of its cybersecurity program. The CISO reports routinely, typically at each of its regularly scheduled meetings, to the Risk Committee on matters including the Company's cybersecurity program, cybersecurity threats and the cybersecurity threat environment. The Risk Committee formally approves the Company's cybersecurity policy and program annually, and more frequently if material changes are adopted.
At the management level, the CISO leads the ongoing technical and business functions that include cybersecurity, information assurance, network security, systems engineering, and information security management. A dedicated information security division reports to the CISO. The CISO has over 30 years of experience in information security including physical, cyber, IT, disaster recovery, business continuity planning, secure software development, and cloud services and security, among others. The CISO holds multiple designations from the International Information System Security Certification Consortium, including Certified Information Systems Security Professional and has been a member of various boards including IT, Cybersecurity and Enterprise Risk Committees. Organizationally, the CISO reports to the CRO and provides reporting directly to the Risk Committee of the Board of Directors.
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
Item 2. Properties
BankUnited's corporate headquarters is located in leased office space in Miami Lakes, Florida. We also lease office space in New York, New Jersey, certain other areas in Florida, Dallas and Atlanta. Our subsidiaries lease office space in Baltimore, Maryland and Scottsdale, Arizona. At December 31, 2024, we provided banking services at 55 banking centers located in Florida, New York and Texas. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 26, 2025 was $37.18 per share. As of February 26, 2025, there were 574 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2025 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.29 and $0.27 per share on its common stock for each of the four quarters in the years ended December 31, 2024 and 2023, respectively, resulting in total dividends for the years ended December 31, 2024 and 2023, of $87.0 million and $80.5 million, or $1.16 and 1.08 per common share, respectively. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our Board of Directors and dependent on, among other things, our financial condition, results of operations, capital requirements and other factors that our board of directors may deem relevant. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2019 and December 31, 2024, with the comparative cumulative total return of such amount on the S&P 500 Index and the KBW Nasdaq Regional Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Index Value
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
BankUnited, Inc.
S&P 500 Index
KBW Nasdaq Regional Banking Index

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
BankUnited, Inc.	100.00	99.09	123.26	101.46	101.13	123.54
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
KBW Nasdaq Regional Banking Index	100.00	90.28	122.86	113.96	113.02	127.43

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
Management's discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2024, and results of operations for the year then ended, including in comparison to the prior year ended December 31, 2023. Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 20, 2024, for a discussion and analysis of the more significant factors that affected the year ended December 31, 2023, including in comparison to the year ended December 31, 2022.
Our Vision and Strategic Priorities
Our vision is to build a leading regional commercial and small business bank, with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences, and operational excellence with an entrepreneurial work environment that empowers employees to deliver their best. Our strategic priorities, focused on improving core profitability, include:
•Grow core customer relationships on both sides of the balance sheet;
•Continue to improve the funding profile - growth in core deposit relationships is paramount:
◦Grow NIDDA as a percentage of total deposits
◦Pay down high-cost wholesale borrowings;
•Improve the asset mix, transitioning to a mix of assets with higher risk-adjusted returns:
◦As lower-yielding residential mortgages amortize and pay off, replace them with higher yielding core C&I and CRE loans within established risk parameters
◦Continue to de-emphasize the BFG and Pinnacle portfolios;
•Play where we can win, focusing on sectors where our delivery model is a differentiator;
•Innovate with solutions that solve customer pain points;
•Invest in organic growth capabilities - people, processes, products and technology - while managing expense growth;
•Prioritize nimble technology architecture and digital capabilities;
•Retain the ability to pivot nimbly when opportunities arise;
•Maintain robust liquidity and capital levels;
•Continue to closely monitor and manage credit;
•While our primary growth strategy is organic, we will continue to monitor the M&A landscape.
Macro-Environmental Considerations
The macro-environment has been challenging for the banking industry over the last several years. The FRB rate hiking cycle that commenced in 2022 continued through the first half of 2023 before stabilizing. Although a series of FRB rate cuts totaling 1% in the aggregate took place beginning in September 2024, monetary policy remains generally restrictive. Three highly publicized regional bank closures in 2023 eroded confidence in the banking system, specifically with respect to regional and mid-size banks, leading to outflows of deposits from regional and mid-size banks, including BankUnited, to the largest money-center banks and to volatility in bank valuations. Deposit flows, liquidity and market perceptions have stabilized since those events, however, the impacts of those events and a volatile interest rate environment on bank balance sheets and margins, including those of BankUnited, are still evident and have influenced our Company's strategic priorities.
We made significant progress executing on our strategic priorities in 2024:
•The funding mix improved considerably for the year ended December 31, 2024:
◦NIDDA grew by $781 million to 27% of total deposits.
◦Non-brokered deposits grew by $1.4 billion and total deposits grew by $1.3 billion.
◦Wholesale funding, including FHLB advances and brokered deposits, declined by $2.3 billion.
•The asset mix also improved in 2024:
◦The core CRE and C&I loan segments grew by $470 million and mortgage warehouse grew by $153 million. The pace of C&I growth over the course of 2024 was impacted by an increased level of payoffs and rationalization of non-relationship credits.
◦The residential, franchise, equipment and municipal finance portfolios declined by a combined $959 million.
•Primarily due to those balance sheet compositional changes, for the year ended December 31, 2024, the net interest margin, calculated on a tax-equivalent basis, improved to 2.73% from 2.56% for the year ended December 31, 2023.
•Capital and liquidity were robust:
◦Consolidated CET1 capital was 12.0% and pro-forma CET1, including accumulated other comprehensive income, was 10.9% at December 31, 2024.
◦Total same day available liquidity was $15.5 billion at December 31, 2024.
Some of the challenges we face in executing on our strategic priorities, some of which may impact the banking industry more broadly, include:
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
•The future trajectories of the macro-economy, interest rates, and monetary and fiscal policy are uncertain. Additionally, with a new administration in place, there is uncertainty around the impact of a variety of potential policy and regulatory changes. The impact of these macro factors on our customers and prospective customers also impacts us. If macro conditions are less supportive than we currently anticipate, we may be less successful in executing our strategic priorities.
See "Item 1A - Risk Factors" for additional discussion of risks to the execution of our strategic priorities.
2024 Performance Highlights:
In evaluating our financial performance, we consider improvement in the funding mix and the composition of earning assets, the level of and trends in net interest income and the net interest margin, the cost of deposits, trends in non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratio of non-performing loans to total loans, non-performing assets to total assets, trends in criticized and classified assets and portfolio delinquency and charge-off trends. We analyze these ratios and trends against our own historical performance, our expected performance, our risk appetite and the financial condition and performance of comparable financial institutions.
Highlights include:
◦Net income for the year ended December 31, 2024, was $232.5 million, or $3.08 per diluted share, compared to $178.7 million, or $2.38 per diluted share for the year ended December 31, 2023.Results for the year ended December 31, 2023 were negatively impacted by a $35.4 million FDIC special assessment, pre-tax. This item reduced net income by $26.2 million and EPS by $0.35 for the year ended December 31, 2023.

◦ROAA improved to 0.66% for the year ended December 31, 2024 from 0.49% for the year ended December 31, 2023; ROAE improved to 8.49% from 7.01%.
◦The net interest margin, calculated on a tax-equivalent basis, expanded by 0.17%, to 2.73% for the year ended December 31, 2024 from 2.56% for the year ended December 31, 2023. The increase in the net interest margin was primarily a result of balance sheet repositioning, particularly an improved funding mix. The following chart provides a comparison of net interest margin, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2024 and 2023 (on tax equivalent basis):
◦Consistent with industry trends, higher prevailing interest rates and restrictive monetary policy, the average cost of total deposits increased by 0.46% to 3.01% for the year ended December 31, 2024, from 2.55% for the year ended December 31, 2023, although the average cost of deposits has declined over the latter half of the year. The spot APY of total deposits declined to 2.63% at December 31, 2024 from 3.18% at December 31, 2023, reflecting the declines in the fed funds rate in the latter half of the year and an improved deposit mix.
◦The following charts illustrate the composition of deposits at the dates indicated:

December 31, 2024	December 31, 2023

◦NIDDA grew by 11%, or $781 million during the year ended December 31, 2024. Total deposits grew by $1.3 billion and non-brokered deposits grew by $1.4 billion. Average NIDDA increased by $148 million for the year ended December 31, 2024.
◦Loan portfolio composition shifted from residential to core commercial categories during the year ended December 31, 2024. Residential, franchise, equipment and municipal finance portfolios declined by a combined $959 million while the core C&I and CRE categories grew by $470 million for the year ended December 31, 2024, all reflective of our balance sheet repositioning strategy.
◦The loan to deposit ratio declined to 87.2% at December 31, 2024, from 92.8% at December 31, 2023.
◦The net charge-off ratio for the year ended December 31, 2024, was 0.16%, a level we consider to be relatively low. The NPA ratio at December 31, 2024 was 0.73%, including 0.10% related to the guaranteed portion of non-performing SBA loans.
◦The ratio of the ACL to total loans increased to 0.92% at December 31, 2024, from 0.82% at December 31, 2023. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.37% at December 31, 2024 and the ACL to loans ratio for CRE office loans was 2.30%.
◦At December 31, 2024, CET1 was 12.0% and pro-forma CET1, including accumulated other comprehensive income, was 10.9%. The ratio of tangible common equity/tangible assets increased to 7.8%. The charts below present the Company's and the Bank's regulatory capital ratios at the dates indicated:
BankUnited, Inc.

December 31, 2024	December 31, 2023

12.0%
4.5%
6.5%
7.0%
14.1%
8.0%
10.0%
10.5%
8.5%
4.0%
CET1 risk-based capital
Total risk-based capital
Tier 1 leverage capital
Actual
Required to be Considered Adequately Capitalized

11.4%
4.5%
6.5%
7.0%
13.4%
8.0%
10.0%
10.5%
7.9%
4.0%
CET1 risk-based capital
Total risk-based capital
Tier 1 leverage capital
Required to be Considered Well Capitalized
Required to be considered Adequately Capitalized Including Capital Conservation Buffer

BankUnited, N.A.

December 31, 2024	December 31, 2023

13.7%
4.5%
6.5%
7.0%
14.6%
8.0%
10.0%
10.5%
9.7%
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

◦Book value and tangible book value per common share grew to $37.65 and $36.61, respectively, at December 31, 2024, from $34.66 and $33.62, respectively, at December 31, 2023.
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

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
Loans	$24,269,787	$1,402,132	5.78%	$24,558,430	$1,331,578	5.42%	$23,937,857	$947,386	3.96%
Investment securities (2)	9,064,521	501,006	5.53%	9,228,718	491,851	5.33%	10,081,701	283,081	2.81%
Other interest earning assets	745,885	37,553	5.03%	986,186	51,152	5.19%	675,068	15,709	2.33%
Total interest earning assets	34,080,193	1,940,691	5.69%	34,773,334	1,874,581	5.39%	34,694,626	1,246,176	3.59%
Allowance for credit losses	(224,673)			(171,618)			(132,033)
Non-interest earning assets	1,502,205			1,749,981			1,721,570
Total assets	$35,357,725			$36,351,697			$36,284,163
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$4,077,852	$152,809	3.75%	$2,905,968	$86,759	2.99%	$2,538,906	$13,919	0.55%
Savings and money market deposits	11,043,510	451,352	4.09%	10,704,470	382,432	3.57%	12,874,240	130,705	1.02%
Time deposits	4,757,675	211,411	4.44%	5,169,458	191,114	3.70%	3,338,671	35,348	1.06%
Total interest bearing deposits	19,879,037	815,572	4.10%	18,779,896	660,305	3.52%	18,751,817	179,972	0.96%
Short-term borrowings	—	—	—%	35,403	1,611	4.55%	157,979	2,723	1.72%
FHLB advances	3,823,579	158,750	4.15%	6,331,685	285,026	4.50%	4,383,507	97,763	2.23%
Notes and other borrowings	709,422	36,528	5.15%	716,633	36,835	5.14%	721,223	37,033	5.13%
Total interest bearing liabilities	24,412,038	1,010,850	4.14%	25,863,617	983,777	3.80%	24,014,526	317,491	1.32%
Non-interest bearing demand deposits	7,239,161			7,091,029			8,861,111
Other non-interest bearing liabilities	968,163			848,023			708,473
Total liabilities	32,619,362			33,802,669			33,584,110
Stockholders' equity	2,738,363			2,549,028			2,700,053
Total liabilities and stockholders' equity	$35,357,725			$36,351,697			$36,284,163
Net interest income		$929,841			$890,804			$928,685
Interest rate spread			1.55%			1.59%			2.27%
Net interest margin			2.73%			2.56%			2.68%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $12.2 million, $13.4 million and $12.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $3.3 million, $3.6 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	2024 Compared to 2023			2023 Compared to 2022
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$(17,856)	$88,410	$70,554	$34,699	$349,493	$384,192
Investment securities	(9,302)	18,457	9,155	(45,289)	254,059	208,770
Other interest earning assets	(12,021)	(1,578)	(13,599)	16,136	19,307	35,443
Total interest earning assets	(39,179)	105,289	66,110	5,546	622,859	628,405
Interest Expense Attributable to:
Interest bearing demand deposits	43,965	22,085	66,050	10,891	61,949	72,840
Savings and money market deposits	13,257	55,663	68,920	(76,566)	328,293	251,727
Time deposits	(17,957)	38,254	20,297	67,625	88,141	155,766
Total interest bearing deposits	39,265	116,002	155,267	1,950	478,383	480,333
Short-term borrowings	(1,611)	—	(1,611)	(5,583)	4,471	(1,112)
FHLB advances	(104,115)	(22,161)	(126,276)	87,757	99,506	187,263
Notes and other borrowings	(379)	72	(307)	(270)	72	(198)
Total interest expense	(66,840)	93,913	27,073	83,854	582,432	666,286
Increase (decrease) in tax-equivalent net interest income	$27,661	$11,376	$39,037	$(78,308)	$40,427	$(37,881)
Net interest income, calculated on a tax-equivalent basis, was $929.8 million for the year ended December 31, 2024, compared to $890.8 million for the year ended December 31, 2023, an increase of $39.0 million. The increase was comprised of increases in tax-equivalent interest income and interest expense of $66.1 million and $27.1 million, respectively.
Increases in interest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflected rising yields on interest earning assets that more than offset the decline in average interest earning assets. Similarly, increases in interest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023, resulted from increases in the cost of interest bearing liabilities that more than offset the decline in average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, increased to 2.73% for the year ended December 31, 2024, from 2.56% for the year ended December 31, 2023. The increase in the net interest margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily a result of balance sheet repositioning, particularly an improved funding mix. For the year ended December 31, 2024 compared to the year ended December 31, 2023, average NIDDA grew by $148 million while average FHLB advances declined by $2.5 billion. Within interest bearing deposits, there was a shift from generally higher priced time deposits to generally lower priced forms of interest bearing deposits.
In part, increased yields on average interest earning assets as well as increases in the cost of deposits reflected the impact of a generally more sustained higher rate environment.
Further discussion of factors impacting the net interest margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 follows:
•The tax-equivalent yield on loans increased to 5.78% for the year ended December 31, 2024, from 5.42% for the year ended December 31, 2023. This increase reflected the origination of new loans at higher rates, paydowns of lower-rate loans and balance sheet repositioning.
•The tax-equivalent yield on investment securities increased to 5.53% for the year ended December 31, 2024, from 5.33% for the year ended December 31, 2023. This increase resulted primarily from the reset of coupon rates on variable rate securities, purchases of higher-yielding securities and paydowns and sales of lower-yielding securities.

•The average cost of interest bearing deposits increased to 4.10% for the year ended December 31, 2024, from 3.52% for the year ended December 31, 2023. This increase primarily reflected the ongoing impact of higher prevailing market interest rates, which did not start to reverse until the latter part of 2024.
•The average rate paid on FHLB advances decreased to 4.15% for the year ended December 31, 2024, from 4.50% for the year ended December 31, 2023, primarily due to repayment of higher rate advances, partially offset by maturities of some cash flow hedges.
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
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Amount related to funded portion of loans	$58,986	$78,924	$73,814
Amount related to off-balance sheet credit exposures	(3,914)	8,683	1,467
Other	—	—	(127)
Total provision for credit losses	$55,072	$87,607	$75,154
The most significant factors impacting the provision for credit losses for the year ended December 31, 2024 included (i) risk rating migration and increases in certain specific reserves; and (ii) an increase in qualitative loss factors, partially offset by an improved economic forecast.
The provision for credit losses may be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in factors such as, but not limited to, economic conditions or the economic outlook, the composition of the loan portfolio, the financial condition of our borrowers and collateral values.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL and about factors that impacted the level of the ACL.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Deposit service charges and fees	$20,226	$20,906	$22,510
Gain (loss) on investment securities:
Net realized gain on sale of securities AFS	1,074	1,815	3,927
Net gain (loss) on marketable equity securities recognized in earnings	1,053	(11,867)	(19,732)
Gain (loss) on investment securities, net	2,127	(10,052)	(15,805)
Lease financing	30,610	45,882	54,111
Other non-interest income	46,192	30,102	16,820
	$99,155	$86,838	$77,636
The losses on marketable equity securities during the years ended December 31, 2023 and 2022, were attributable to losses related to certain preferred equity investments.

The decrease in lease financing revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily attributable to the continued decline in the size of the operating lease equipment portfolio. Expense related to the depreciation of operating lease equipment reflected a corresponding decrease over these comparative periods. These declines are expected to continue.
The increase in other non-interest income for the year ended December 31, 2024, compared to the year ended December 31, 2023, reflected increases in BOLI income, higher loan-related and syndication fees and increased revenue from our customer derivative and commercial card businesses.
Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Employee compensation and benefits	$315,604	$280,744	$265,548
Occupancy and equipment	45,560	43,345	45,400
Deposit insurance expense	36,143	66,747	17,999
Professional fees	17,110	14,184	11,730
Technology	82,978	79,984	77,103
Depreciation of operating lease equipment	26,127	44,446	50,388
Other non-interest expense	118,478	106,501	72,142
Total non-interest expense	$642,000	$635,951	$540,310
The most significant reason for the year-over-year increase in compensation was an increase in variable compensation expense. This increase was related to the improved performance of the Company for 2024 compared to 2023 as well as to the impact of an increase in the Company's stock price on the valuation of liability classified share awards. Increased head count and routine salary increases also contributed to this trend.
The decrease in deposit insurance expense was primarily attributable to a $35.4 million FDIC special assessment incurred during the year ended December 31, 2023. An additional $5.2 million FDIC special assessment was incurred during the year ended December 31, 2024.
The decline in depreciation of operating lease equipment for the year ended December 31, 2024 was primarily attributable to the continued decline in the size of the operating lease equipment portfolio as discussed above.
The most significant factor impacting the increase in other non-interest expense for the year ended December 31, 2024, compared to the year ended December 31, 2023 was an increase in costs related to certain customer rebate and commission programs. This increase resulted primarily from an increase in balances participating in these programs. See Note 6 to the consolidated financial statements for more information about these costs.
Income Taxes
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 was $83.9 million, $58.4 million and $90.2 million, respectively. The Company's effective income tax rate was 26.52%, 24.64% and 24.03% for the years ended 2024, 2023 and 2022, respectively.
See Note 9 to the consolidated financial statements for more information about income taxes including a reconciliation of the Company's effective income tax rate to the statutory federal rate.
Analysis of Financial Condition
As we continued to execute on our balance sheet transformation strategy over the course of the year ended December 31, 2024, total deposits grew by $1.3 billion, $781 million of which was growth in NIDDA. Non-brokered deposits grew by $1.4 billion while wholesale funding, including FHLB advances and brokered deposits, declined by $2.3 billion. On the asset side of the balance sheet, although total loans declined by $336 million, the core C&I and CRE segments grew by $470 million and MWL grew by $153 million. Lower yielding residential loans declined by $628 million, and franchise, equipment, and municipal finance declined by a combined $331 million. The loan-to-deposit ratio improved to 87.2% at December 31, 2024 from 92.8% at December 31, 2023.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$214,796	$202,952	$139,858	$130,592
U.S. Government agency and sponsored enterprise residential MBS	2,672,554	2,649,690	1,962,658	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	557,489	495,753	561,557	497,859
Private label residential MBS and CMOs	2,491,033	2,238,046	2,596,231	2,295,730
Private label commercial MBS	1,822,881	1,784,029	2,282,833	2,198,743
Single family real estate-backed securities	335,047	327,081	383,984	366,255
Collateralized loan obligations	1,131,088	1,132,699	1,122,799	1,112,824
Non-mortgage asset-backed securities	96,865	94,454	106,095	102,780
State and municipal obligations	110,388	104,010	107,176	102,618
SBA securities	74,900	72,702	106,237	103,024
Investment securities held to maturity	—	—	10,000	10,000
	$9,507,041	9,101,416	$9,379,428	8,844,632
Marketable equity securities		28,828		32,722
		$9,130,244		$8,877,354
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 1.85 years and the estimated weighted average life of the portfolio was 5.6 years as of December 31, 2024. Approximately 69% of the securities portfolio is floating rate.
The investment securities AFS portfolio was in a net unrealized loss position of $405.6 million at December 31, 2024, compared to a net unrealized loss position of $534.8 million at December 31, 2023, improving by $129.2 million during the year ended December 31, 2024. Net unrealized losses at December 31, 2024 included $8.4 million of gross unrealized gains and $414.0 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at December 31, 2024 had an aggregate fair value of $6.7 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.

The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

December 31, 2024	December 31, 2023
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
We do not intend to sell securities in significant unrealized loss positions at December 31, 2024. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.

We have implemented a robust credit stress testing framework with respect to our non-agency securities. The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at December 31, 2024:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	83%	30.5	98.9	48.5	7.3
	AA	13%	33.1	75.3	45.3	7.6
	A	4%	27.6	60.2	39.2	10.0
Weighted average		100%	30.8	94.3	47.7	7.4

CLOs	AAA	86%	39.1	80.4	46.8	15.8
	AA	12%	30.9	34.2	32.4	15.5
	A	2%	38.3	38.3	38.3	23.8
Weighted average		100%	38.1	74.2	44.9	15.9

Private label residential MBS and CMOs	AAA	92%	3.0	92.5	17.9	2.2
	AA	5%	21.0	37.8	28.9	5.4
	A	1%	21.3	21.3	21.3	8.2
	NR	2%	20.0	24.7	21.5	12.7
Weighted average		100%	4.5	87.4	18.6	2.6
While we have seen an increase in stress scenario losses for some securities over the last year, the level of subordination continues to provide more than sufficient coverage of stress scenario collateral losses, further supporting our determination that none of our securities are credit loss impaired. The scenario used to project stress scenario losses is generally calibrated to the level of stress experienced in the Great Financial Crisis. For further discussion of our analysis of impaired investment securities AFS for credit loss impairment, see Note 3 to the consolidated financial statements.
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

The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of December 31, 2024. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	4.34%	2.54%	—%	3.52%
U.S. Government agency and sponsored enterprise residential MBS	5.05%	5.34%	5.34%	5.51%	5.31%
U.S. Government agency and sponsored enterprise commercial MBS	4.54%	4.92%	2.95%	2.06%	3.50%
Private label residential MBS and CMOs	4.00%	4.23%	3.76%	4.01%	4.02%
Private label commercial MBS	5.68%	6.14%	2.35%	3.29%	5.80%
Single family real estate-backed securities	4.90%	3.84%	—%	—%	4.33%
Collateralized loan obligations	6.33%	6.45%	6.17%	—%	6.33%
Non-mortgage asset-backed securities	3.09%	5.39%	2.69%	—%	5.16%
State and municipal obligations	2.26%	4.34%	4.07%	—%	4.24%
SBA securities	5.76%	5.75%	5.67%	5.44%	5.73%
	5.02%	5.44%	4.44%	4.30%	5.03%
Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$5,652,203	23.3%	$5,323,241	21.6%
Construction and land	561,989	2.3%	495,992	2.0%
Owner occupied commercial real estate	1,941,004	8.0%	1,935,743	7.9%
Commercial and industrial	7,042,222	28.9%	6,971,981	28.3%
Total Core C&I and CRE	15,197,418	62.5%	14,726,957	59.8%
Pinnacle - municipal finance	720,661	3.0%	884,690	3.6%
Franchise and equipment finance	213,477	0.9%	380,347	1.5%
Mortgage warehouse lending	585,610	2.4%	432,663	1.8%
Total commercial	16,717,166	68.8%	16,424,657	66.7%

1-4 single family residential	6,508,922	26.8%	6,903,013	28.0%
Government insured residential	1,071,892	4.4%	1,306,014	5.3%
Total residential	7,580,814	31.2%	8,209,027	33.3%
Total loans	24,297,980	100.0%	24,633,684	100.0%
Allowance for credit losses	(223,153)		(202,689)
Loans, net	$24,074,827		$24,430,995
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

The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

December 31, 2024	December 31, 2023
Commercial Real Estate:
Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, free-standing single-tenant buildings, medical and other office buildings, warehouse facilities, hotels, and real estate secured lines of credit. The Company’s commercial real estate underwriting standards most often provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. Overall CRE exposure is modest in comparison to peer banks as presented in the charts below:

CRE / Total Loans(1)(2)	CRE / Total Risk Based Capital(1)(2)

(1)BKU information as of December 31, 2024
(2)CRE peer median information based on September 30, 2024 Call Report data for banks with total assets between $10 billion and $100 billion

The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	December 31, 2024
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,769,344	28%	57%	23%	20%	1.57	65.2%
Warehouse/Industrial	1,374,738	22%	54%	8%	38%	1.83	47.2%
Multifamily	838,341	13%	51%	49%	—%	2.01	50.1%
Retail	1,098,314	19%	49%	29%	22%	1.73	57.3%
Hotel	482,378	8%	79%	9%	12%	1.84	44.7%
Construction and Land	561,989	9%	36%	47%	17%	N/A	N/A
Other	89,088	1%	74%	11%	15%	1.93	46.9%
	$6,214,192	100%	54%	25%	21%	1.76	55.0%

	December 31, 2023
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,752,801	30%	60%	24%	16%	1.67	65.0%
Warehouse/Industrial	1,341,229	24%	56%	8%	36%	2.04	52.0%
Multifamily	838,692	14%	50%	50%	—%	1.98	45.5%
Retail	818,409	14%	54%	29%	17%	1.67	58.8%
Hotel	491,853	8%	78%	3%	19%	1.89	49.0%
Construction and Land	495,992	9%	56%	42%	2%	N/A	N/A
Other	80,257	1%	71%	13%	16%	1.94	47.4%
	$5,819,233	100%	58%	25%	17%	1.80	56.0%
The geographic mix of the portfolio has remained relatively consistent year-over-year, with the majority in Florida, although the geographic distribution has become somewhat more diverse with the percentage outside of Florida and the New York tri-state market growing.
The following table presents weighted average DSCR and weighted average LTV for the Florida and New York tri-state CRE portfolios, by property type, at December 31, 2024:

	Florida		NY Tri-State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.56	65.0%	1.66	59.9%
Warehouse/Industrial	1.95	45.7%	1.90	35.1%
Multifamily	2.56	45.4%	1.43	55.0%
Retail	1.95	55.5%	1.44	58.3%
Hotel	1.85	44.7%	1.93	31.8%
Other	2.09	44.8%	1.22	63.7%
	1.90	53.3%	1.56	55.3%
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
Included in New York tri-state multifamily loans in the tables above is approximately $116 million of rent regulated exposure as of December 31, 2024. The office portfolio outside of Florida and the New York tri-state area exhibits no particular geographic concentration.

The following table presents information about CRE loans maturing in the next 12 months by property type at December 31, 2024 (dollars in thousands). Only 11% of the total CRE portfolio, with a weighted average coupon rate of 4.34%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$527,728	30%	$277,128	16%
Warehouse/Industrial	204,829	15%	147,043	11%
Multifamily	190,263	23%	62,687	7%
Retail	189,228	17%	144,498	13%
Hotel	46,549	10%	38,935	8%
Construction and Land	221,441	39%	359	—%
Other	12,844	14%	12,844	14%
	$1,392,882	22%	$683,494	11%
The following table presents scheduled contractual maturities of the CRE portfolio by property type at December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Office	$527,728	$478,952	$298,648	$145,396	$270,608	$48,012	$1,769,344
Warehouse/Industrial	204,829	429,706	331,247	160,959	164,069	83,928	1,374,738
Multifamily	190,263	162,329	156,642	105,763	139,246	84,098	838,341
Retail	189,228	248,533	237,029	236,025	126,608	60,891	1,098,314
Hotel	46,549	240,098	30,836	55,728	54,835	54,332	482,378
Construction and Land	221,441	147,880	127,481	—	20,282	44,905	561,989
Other	12,844	26,549	20,855	1,375	11,706	15,759	89,088
	$1,392,882	$1,734,047	$1,202,738	$705,246	$787,354	$391,925	$6,214,192
The office segment totaled $1.8 billion at December 31, 2024. Medical office comprised approximately $350 million or 20% of the total office portfolio. The following charts present the sub-market geographic distribution of the Florida and NY tri-state office portfolios at December 31, 2024:

NY Tri-State by Sub-Market	Florida by Sub-Market

The New York tri-state market encompasses approximately 23% of the office segment, with $169 million of exposure in Manhattan. As of December 31, 2024, the Manhattan office portfolio was approximately 95% occupied with 10% rent rollover expected in the next 12 months. The Florida office portfolio is predominantly suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprised 20%, or approximately $351 million of the segment, and exhibited no particular geographic concentration. Estimated rent rollover of the total office portfolio in the next 12 months is approximately 12%; 15% for Florida and 9% for the New York tri-state area.
The construction portfolio includes an additional $88 million in office related exposure, $85 million of which is in New York.
Non-performing loans included $77 million of office exposure, including office exposure of $32 million in the construction portfolio, at December 31, 2024. Also see the section entitled "Asset Quality" below.
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
The following table presents the exposure in the C&I portfolio by industry, at December 31, 2024 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,532,187	17.1%
Manufacturing	855,230	9.5%
Utilities	708,180	7.9%
Health Care and Social Assistance	705,162	7.8%
Educational Services	679,390	7.6%
Wholesale Trade	663,639	7.4%
Information	611,564	6.8%
Transportation and Warehousing	582,953	6.5%
Real Estate and Rental and Leasing	450,148	5.0%
Construction	433,145	4.8%
Professional, Scientific, and Technical Services	375,293	4.2%
Retail Trade	343,170	3.8%
Other Services (except Public Administration)	252,029	2.8%
Public Administration	238,333	2.7%
Arts, Entertainment, and Recreation	182,785	2.0%
Accommodation and Food Services	146,396	1.6%
Administrative and Support and Waste Management	142,703	1.6%
Other	80,919	0.9%
	$8,983,226	100.0%

(1)    Includes $1.9 billion of owner occupied real estate.
Pinnacle provides essential-use equipment financing to state and local governmental entities on a national basis directly and through vendor programs and alliances, offering a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements.

The franchise and equipment finance portfolio is comprised of loans originated by Bridge including (i) franchise acquisition, expansion and equipment financing facilities and (ii) transportation equipment finance. We do not currently expect significant new loan originations in these segments.
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
1-4 single family residential	$6,508,922	$6,903,013
Government insured residential	1,071,892	1,306,014
	$7,580,814	$8,209,027
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2024, $963 million or 15% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of Buyout Loans totaled $1.0 billion at December 31, 2024. The Company is not the servicer of these loans.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

December 31, 2024	December 31, 2023
See Note 4 to the consolidated financial statements for information about the geographic distribution of the 1-4 single family residential portfolio.
The following table presents a breakdown of the 1-4 single family residential mortgage portfolio, excluding government insured residential loans, categorized between fixed rate loans and ARMs at the dates indicated (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Fixed rate loans	$3,557,649	55%	$3,757,442	54%
ARM loans	2,951,273	45%	3,145,571	46%
	$6,508,922	100%	$6,903,013	100%

Loan Maturities
The following table sets forth, as of December 31, 2024, the maturity distribution of our loan portfolio by category, excluding government insured residential loans. Commercial loans are presented by contractual maturity, including scheduled payments for amortizing loans but not incorporating estimated prepayments. Contractual maturities of residential loans have been adjusted for an estimated rate of voluntary prepayments, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial:
Non-owner occupied commercial real estate	$1,332,797	$3,825,578	$487,230	$6,598	$5,652,203
Construction and land	222,224	313,933	23,012	2,820	561,989
Owner occupied commercial real estate	178,926	1,049,318	673,748	39,012	1,941,004
Commercial and industrial	1,665,510	4,963,174	411,348	2,190	7,042,222
Pinnacle - municipal finance	181,912	300,745	231,057	6,947	720,661
Franchise and equipment finance	69,574	137,007	6,896	—	213,477
Mortgage warehouse lending	585,610	—	—	—	585,610
	4,236,553	10,589,755	1,833,291	57,567	16,717,166
Residential	674,001	2,459,761	2,439,080	936,080	6,508,922
	$4,910,554	$13,049,516	$4,272,371	$993,647	$23,226,088
The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2024 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Commercial:
Non-owner occupied commercial real estate	$1,388,796	$2,930,610	$4,319,406
Construction and land	21,951	317,814	339,765
Owner occupied commercial real estate	1,089,906	672,172	1,762,078
Commercial and industrial	564,208	4,812,504	5,376,712
Pinnacle - municipal finance	538,749	—	538,749
Franchise and equipment finance	129,009	14,894	143,903
	3,732,619	8,747,994	12,480,613
Residential	3,304,595	2,530,326	5,834,921
	$7,037,214	$11,278,320	$18,315,534
Excluded from the tables above are government insured residential loans. Resolution of these loans is generally accomplished through the re-securitization and sale of the loans after they re-perform, either through modification or self-cure, or through pursuit of the applicable guarantee.
Operating lease equipment, net
Operating lease equipment, net totaled $224 million and $372 million at December 31, 2024 and 2023, respectively. Operating lease equipment declined by $148 million during the year ended December 31, 2024 mainly as a result of opportunistic disposals. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
Bridge had exposure to the energy industry of $109 million at December 31, 2024. The majority of the energy exposure was in the operating lease equipment portfolio where energy exposure totaled $103 million, consisting primarily of railcars serving the petroleum industry.

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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	December 31, 2024			December 31, 2023
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$5,426,429	$15,333,411	91.7%	$5,317,230	$15,287,548	93.2%
Special mention	58,771	262,387	1.6%	97,552	319,905	1.9%
Substandard accruing	633,614	894,754	5.4%	390,724	711,266	4.3%
Substandard non-accruing	95,378	219,758	1.3%	13,727	86,903	0.5%
Doubtful	—	6,856	—%	—	19,035	0.1%
	$6,214,192	$16,717,166	100.0%	$5,819,233	$16,424,657	100.0%
Total criticized and classified commercial loans increased by $247 million for the year ended December 31, 2024. Criticized and classified CRE loans increased by $286 million; $245 million of this increase was office exposure (including office related construction loans). As expected in the current environment, there has been some further risk rating migration within the CRE office category. Rent abatement periods, delays in completing build-out of leased space and in some cases lower occupancy levels have contributed to risk rating migration in the office portfolio. When office space is leased to new tenants, landlords frequently provide initial rent abatement periods. During these rent abatement periods, we do not include pro-forma rental payments to be made in the future under the terms of new leases in operating cash flows for the purposes of determining risk ratings. We believe we have now identified the population of potential problem CRE office loans.

The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	December 31, 2024		December 31, 2023
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$—	—%	$15,712	3.2%
Retail	—	—%	36,000	4.4%
Office	58,771	3.3%	45,840	2.6%
	58,771	0.9%	97,552	1.8%
Owner occupied commercial real estate	7,530	0.4%	22,150	1.1%
Commercial and industrial	196,086	2.8%	197,924	2.8%
Franchise and equipment finance	—	—%	2,279	0.6%
	$262,387		$319,905

Substandard accruing:
CRE
Hotel	$20,442	4.2%	$41,805	8.5%
Retail	101,340	9.2%	53,205	6.5%
Multi-family	129,397	15.4%	115,755	13.8%
Office	235,967	13.3%	100,307	5.7%
Industrial	47,422	3.4%	—	—%
Construction and land	96,374	17.1%	76,883	15.5%
Other	2,672	3.0%	2,769	3.4%
	633,614	10.2%	390,724	7.3%
Owner occupied commercial real estate	95,775	4.9%	71,908	3.7%
Commercial and industrial	142,679	2.0%	208,984	3.0%
Franchise and equipment finance	22,686	10.6%	39,650	10.4%
	$894,754		$711,266
The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Commercial Real Estate(1)	Commercial(1)(2)

(1)Excludes SBA
(2)Includes C&I, Pinnacle, franchise and equipment finance, and MWL

The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

December 31, 2024	December 31, 2023

The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial(1)

(1)Includes Pinnacle and franchise and equipment finance
Residential Loans
Excluding government insured loans, our residential portfolio consists largely of performing jumbo mortgage loans purchased through established correspondent channels with FICO scores above 720, full documentation, current LTVs of 80% or less and are primarily owner-occupied. Loans with LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at December 31, 2024:

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
At December 31, 2024, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investment properties.
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

Operating Lease Equipment, net
There were no operating leases internally risk rated substandard or worse at December 31, 2024. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. There were no impairment charges recognized during the years ended December 31, 2024, 2023, and 2022.

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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	December 31, 2024	December 31, 2023
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$54,169	$290
Construction and land	31,758	—
Owner occupied commercial real estate	3,803	289
Commercial and industrial	92,475	33,941
Franchise and equipment finance	6,010	23,678
Guaranteed portion of SBA	34,328	41,756
Non-guaranteed portion of SBA	4,071	5,984
Total commercial loans	226,614	105,938
Residential	23,500	20,513
Total non-accrual loans	250,114	126,451
Loans past due 90 days and still accruing	593	593
Total non-performing loans	250,707	127,044
OREO and other non-performing assets	5,482	3,536
Total non-performing assets	$256,189	$130,580

Non-performing loans to total loans	1.03%	0.52%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	0.89%	0.35%
Non-performing assets to total assets	0.73%	0.37%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.63%	0.25%
ACL to total loans	0.92%	0.82%
Commercial ACL to commercial loans (1)	1.37%	1.29%
ACL to non-performing loans	89.01%	159.54%
Net charge-offs to average loans	0.16%	0.09%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
Contractually delinquent government insured residential loans are typically GNMA early Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $226 million and $277 million at December 31, 2024 and 2023, respectively.

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

Net Charges-Offs to Average Loans

The following graph presents the trend in non-performing loans by portfolio segment over the periods indicated (in millions):

Non-Guaranteed Portion of SBA
Guaranteed Portion of SBA
Franchise and Equipment
C&I
CRE
Residential and Other Consumer
$205
$16
$46
$35
$65
$24
$19
$244
$16
$51
$45
$43
$60
$29
$206
$10
$46
$33
$58
$30
$29
$105
$9
$40
$13
$22
$21
$127
$6
$42
$24
$34
$21
$251
$4
$34
$6
$97
$86
$24
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential loans, other than Buyout Loans, are generally placed on non-accrual status when they are 60 days past due. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 60 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans, and most commercial and commercial real estate loans, expected losses are estimated using a factor based methodology and econometric models.
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At December 31, 2024 and 2023, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
See Note 1 to the consolidated financial statements for more detailed information about our ACL methodology and related accounting policies.
The following table provides an analysis of the ACL, provision for (recovery of) credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2021	$28,811	$67,950	$170	$20,339	$9,187	$126,457
Provision for credit losses	2,371	62,289	3	6,293	2,858	73,814
Charge-offs	(9,531)	(38,921)	—	(13,191)	(412)	(62,055)
Recoveries	3,100	5,872	—	650	108	9,730
Balance at December 31, 2022	24,751	97,190	173	14,091	11,741	147,946
Impact of adoption of ASU 2022-02	—	(1,671)	—	(6)	(117)	(1,794)
Balance at January 1, 2023	24,751	95,519	173	14,085	11,624	146,152
Provision for (recovery of) credit losses	17,192	62,053	70	3,394	(3,785)	78,924
Charge-offs	(1,228)	(26,539)	—	(7,247)	—	(35,014)
Recoveries	623	11,372	—	623	9	12,627
Balance at December 31, 2023	41,338	142,405	243	10,855	7,848	202,689
Provision for (recovery of) credit losses	34,946	23,455	(127)	(3,806)	4,518	58,986
Charge-offs	(6,202)	(47,912)	—	(5,710)	(126)	(59,950)
Recoveries	376	20,006	—	1,042	4	21,428
Balance at December 31, 2024	$70,458	$137,954	$116	$2,381	$12,244	$223,153

Net Charge-offs to Average Loans
Year Ended December 31, 2022	0.12%	0.45%	—%	2.08%	—%	0.22%
Year Ended December 31, 2023	0.01%	0.18%	—%	1.53%	—%	0.09%
Year Ended December 31, 2024	0.10%	0.31%	—%	1.53%	—%	0.16%

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	December 31, 2024		December 31, 2023
	Total	%(1)	Total	%(1)
Non-owner occupied commercial real estate	$52,104	23.3%	$32,810	21.6%
Construction and land	18,354	2.3%	8,528	2.0%
CRE	70,458		41,338

Owner occupied commercial real estate	16,126	8.0%	17,642	7.9%
Commercial and industrial	121,828	28.9%	124,763	28.3%
Pinnacle - municipal finance	116	3.0%	243	3.6%
Franchise and equipment finance	2,381	0.9%	10,855	1.5%
	140,451		153,503
Residential and MWL	12,244	33.6%	7,848	35.1%
	$223,153	100.0%	$202,689	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	December 31, 2024	December 31, 2023
Commercial:
CRE	1.13%	0.71%
C&I	1.54%	1.60%
Franchise and equipment finance	1.12%	2.85%
Total commercial (1)	1.37%	1.29%
Pinnacle - municipal finance	0.02%	0.03%
Residential and MWL	0.15%	0.09%
	0.92%	0.82%

ACL to non-performing loans	89.01%	159.54%
ACL to CRE office loans	2.30%	1.18%

(1)For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.

Factors contributing to the change in the ACL during the year ended December 31, 2024, are depicted in the chart below (dollars in millions):

Risk Rating Migration and Specific Reserves
$40.7
Economic Forecast
$(15.8)
Current market adjustment
Changes to forward path of economic forecast
Changes in scenario weighting
Net Charge-Offs
$(38.5)
Portfolio and Other
$9.6
New loans net of repayments
Portfolio changes
Assumption Changes
$7.4
Change in Qualitative Overlay
$17.1
CRE office
Economic uncertainty
$202.7
$223.2
ACL 12/31/23
ACL 12/31/24
% of Total Loans
0.82%
0.92%

Changes in the ACL during the year ended December 31, 2024
As depicted in the chart above, the most significant drivers of the increase in the ACL for the year ended December 31, 2024, were (i) risk rating migration and increases in certain specific reserves and (ii) an increase in qualitative overlays ; partially offset by (iii) net charge-offs and (iv) an improved economic forecast. At December 31, 2024, the ratio of the ACL to loans was 0.92% compared to 0.82% at December 31, 2023. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, and franchise and equipment finance was 1.37% at December 31, 2024, up from 1.29% at December 31, 2023. The ACL to loans ratio for CRE office loans was 2.30% at December 31, 2024, compared to 1.18% at December 31, 2023. The increase in the ACL to loans ratio for the CRE office category for year ended December 31, 2024 was primarily attributable to risk rating migration, an increase in qualitative overlays, and an increase in certain specific reserves. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment increased by $29.1 million during the year ended December 31, 2024, from 0.71% to 1.13% of loans, the substantial majority related to the office portfolio. The most significant reasons for the increase in the ACL for this segment were risk rating migration, increases in specific reserves and qualitative loss factors, in part offset by net charge-offs.
•The ACL for the commercial and industrial sub-segment, including owner-occupied commercial real estate, decreased by $4.5 million during the year ended December 31, 2024, from 1.60% to 1.54% of loans. The most significant reasons for the decrease in the ACL for this segment were a reduction in criticized and classified loans and net charge-offs.
•The ACL for the franchise and equipment finance sub-segment decreased by $8.5 million during the year ended December 31, 2024, from 2.85% to 1.12% of loans; primarily due to a decline in loan balances, including the payoff of one larger non-performing loan.

•The ACL for the residential and MWL segments increased by $4.4 million for the year ended December 31, 2024, mainly attributable to updated modeling assumptions for minimum levels of loss given default.
The estimate of the ACL at December 31, 2024, was informed by forecasted economic scenarios published in December 2024, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at December 31, 2024, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed equally to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario, which was the scenario most heavily weighted, used in estimating the quantitative portion of the ACL at December 31, 2024, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.2% and
•Annualized growth in national GDP troughing at 1.5%.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
A breakdown of deposits at the dates indicated is shown below:

December 31, 2024	December 31, 2023
The Company has a diverse deposit book by industry sector. At December 31, 2024, our largest industry vertical was title insurance, with approximately $3.6 billion in total deposits. Deposits in the HOA vertical totaled $1.8 billion at December 31, 2024. Approximately 64% of our total deposits were commercial or municipal deposits at December 31, 2024.
Brokered deposits totaled $5.2 billion and $5.3 billion at December 31, 2024 and 2023, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive. We are strategically focused on reducing the level of brokered deposits in the future.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

$24,395
$27,496
$29,438
$27,509
$26,538
$27,866
$4,295
$7,009
$8,976
$8,038
$6,835
$7,616
$2,131
$3,020
$3,709
$2,142
$3,403
$4,893
$10,622
$12,660
$13,369
$13,061
$11,136
$11,056
$7,347
$4,807
$3,384
$4,268
$5,164
$4,301
Non-interest Demand
Interest Demand
Money Market / Savings
Time
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Quarterly cost of deposits	1.48%	0.43%	0.19%	1.42%	2.96%	2.72%
Non-interest bearing as a % of total deposits	17.6%	25.5%	30.5%	29.2%	25.8%	27.3%
Non-interest bearing demand deposits grew by 11%, or $781 million during the year ended December 31, 2024. Total deposits grew by $1.3 billion and non-brokered deposits grew by $1.4 billion during the year ended December 31, 2024.
The following graph presents trends in the spot APY of total deposits compared to the upper bound of the federal funds target range:

The following table presents information about the Company's insured and collateralized deposits as of December 31, 2024 (dollars in thousands):

Total deposits	$27,865,703

Estimated amount of uninsured deposits	$13,719,318
Less: collateralized deposits	(3,029,646)
Less: affiliate deposits	(331,219)
Adjusted uninsured deposits	$10,358,453
Estimated insured and collateralized deposits	$17,507,250

Insured and collateralized deposits to total deposits	63%
The estimated amount of uninsured deposits at December 31, 2024 and 2023, was $13.7 billion and $12.4 billion, respectively. Collateralized and affiliate deposits are included in these amounts. Time deposit accounts with balances of $250,000 or more totaled $779 million and $941 million at December 31, 2024 and 2023, respectively. The following table shows scheduled maturities of estimated uninsured time deposits as of December 31, 2024 (in thousands):

Three months or less	$236,589
Over three through six months	397,367
Over six through twelve months	76,456
Over twelve months	430
$710,842
For additional information about Deposits, see Note 6 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of December 31, 2024 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2025 - One month or less	$2,500,000	4.53%
2025 - Over one month	430,000	4.60%
Total contractual balance outstanding	$2,930,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of December 31, 2024 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2025	$1,125,000	3.30%
2026	1,430,000	3.50%
Thereafter	25,000	2.50%
	$2,580,000	3.40%
See Note 10 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.

Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$388,479	$388,479
Unamortized discount and debt issuance costs	(802)	(1,676)
	387,677	386,803
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,753)	(4,331)
	296,247	295,669
Total notes	683,924	682,472
Finance leases	24,629	26,501
Notes and other borrowings	$708,553	$708,973
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
BankUnited's ongoing liquidity needs have historically been met primarily by cash flows from operations, deposit growth, the investment portfolio, its amortizing loan portfolio and FHLB advances. FRB discount window capacity, repurchase agreement capacity and a letter of credit with the FHLB provide additional sources of contingent liquidity. For the years ended December 31, 2024, 2023 and 2022, net cash provided by operating activities was $434 million, $657 million and $1.3 billion, respectively. The most significant contributors to the period over period declines in net cash provided by operating activities was a decline in cash proceeds from the sale of loans held for sale, due to less loan sale activity and fluctuations in the daily cash settlement of derivative positions centrally cleared through the CME.
Same day available liquidity includes cash, secured funding such as borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve, and unencumbered securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios, repurchase agreements and the sale of investment securities. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans.

The following chart presents the components of same day available liquidity at December 31, 2024 and 2023 (in millions):

Same Day Available Liquidity

$15,513
$1,185
$6,952
$6,897
$479
$13,644
$1,119
$7,365
$4,587
$573
12/31/23
12/31/24
Cash
FHLB Capacity
Capacity at the Fed
Unencumbered Securities

The increase in same day available liquidity as compared to December 31, 2023 reflected the decline in outstanding FHLB advances, increasing FHLB capacity. At December 31, 2024, the ratio of estimated insured and collateralized deposits to total deposits was 63%, compared to 66% at December 31, 2023, and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 150% compared to 152% at December 31, 2023. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured. We continue to market and educate our customers about products that enable them to obtain FDIC insurance on certain deposits exceeding the standard single depositor insurance limit, have implemented single depositor concentration limits and have reduced or eliminated exposure to sectors or depositors that have evidenced higher volatility.
Our ALM policy establishes limits or operating risk thresholds for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. Some of the measures currently used to dimension liquidity risk and manage liquidity are the ratio of available liquidity to uninsured/non-collateralized deposits, a wholesale funding ratio, the ratio of available operational liquidity (which excludes availability at the FRB) to volatile liabilities, a liquidity stress test coverage ratio, the loan to deposit ratio, a one-year liquidity ratio, a measure of available on-balance sheet liquidity, the ratio of FHLB advances to total assets and large depositor concentrations. We also have single depositor relationship limits. Our liquidity management framework incorporates a robust contingency funding plan and liquidity stress test.

The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	December 31, 2024	Policy Limit
Available liquidity to uninsured/non-collateralized deposits	150%	<100%
Wholesale funding/total assets	25.7%	<37.5%

	December 31, 2024	Operating Threshold
Available operational liquidity/volatile liabilities	2.52x	≥1.30x
Liquidity stress test coverage ratio	2.14x	≥1.50x
FHLB advances/total assets	10.9%	≤20%
One year liquidity ratio	2.85x	≥1.00x
Loan to deposit ratio	87.2%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	13.4%	≤15%
Available on-balance sheet liquidity	8.9%	≥5%
As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the Bank, access to capital markets and, to a lesser extent, its own securities portfolio. There are regulatory limitations that may affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing cash obligations.
The following table presents the Company's material contractual cash requirements for the following 12 months, as of December 31, 2024 (in thousands):

Term deposits(1)	$4,044,428
FHLB advances(1)	2,936,657
Notes and other borrowings(1)	425,618
Operating lease obligations	16,852
$7,423,555

(1)Includes interest to be paid on the outstanding contractual obligations.
At December 31, 2024, the Company had $4.0 billion in term deposits with a contractual maturity of 12 months or less. The majority of term deposits and FHLB advances are expected to roll over into new instruments; this amount therefore does not represent future anticipated cash requirements. Additionally, as discussed in Note 15 to the consolidated financial statements, the Bank had $262 million in outstanding commitments to fund loans and $4.7 billion in unfunded commitments under existing lines of credit at December 31, 2024. Many of these commitments are expected to expire without being fully funded and, therefore, also do not necessarily represent future cash requirements.
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

Interest Rate Risk
A principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. A primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to manage exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The policies established by the ALCO are approved at least annually by the Board of Directors and its Risk Committee. The Board of Directors or its risk committee monitor compliance with these policies at least quarterly.
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
Net Interest Income Simulation
The income simulation model analyzes interest rate sensitivity by projecting net interest income over 12- and 24-month periods in a most likely rate scenario based on a consensus forward curve versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, our interest rate risk management framework is based on modeling instantaneous rate shocks to a static balance sheet, assuming that maturing instruments are replaced with like instruments at forward rates, of plus and minus 100, 200, 300 and 400 basis point parallel shifts. In lower interest rate environments, we may not model more extreme declining rate scenarios and in certain macro-environments, we may model shocks of more than 400 basis points. Our ALM policy has established limits for the plus and minus 100 and 200 basis points shock scenarios. We also model a variety of dynamic balance sheet scenarios, various yield curve slopes, non-parallel shifts and alternative depositor behavior, beta and decay assumptions. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at December 31, 2024 and 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at December 31, 2024 - increase (decrease)
In year 1	(4.2)%	(1.7)%	1.5%	2.7%
In year 2	(3.4)%	(1.2)%	0.6%	1.0%
Model Results at December 31, 2023 - increase (decrease)
In year 1	(4.7)%	(1.6)%	1.0%	2.1%
In year 2	(6.0)%	(2.3)%	1.5%	2.0%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at December 31, 2024 and 2023:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at December 31, 2024 - increase (decrease):	16.9%	10.0%	(7.1)%	(14.8)%
Model Results at December 31, 2023 - increase (decrease):	15.2%	9.5%	(8.8)%	(17.4)%
All of the modeled results at December 31, 2024, are within ALM policy limits.

The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at December 31, 2024 were:
•Prepayment speeds for loans, with CPRs ranging from 6.6% to 11.5% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 4.3% to 7.7% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 16% and 19%;
•Overall non-maturity interest bearing deposit beta of 75%;
Derivative Financial Instruments and Hedging Activities
Management continually evaluates a variety of hedging strategies that are available to manage interest rate risk.
Interest rate derivatives designated as cash flow or fair value hedging instruments are tools we may use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows or the fair value of financial instruments caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities.
The following tables provide information about the Company's derivatives designated as cash flow hedges as of December 31, 2024 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$2,580,000	3.40%	Daily SOFR	1.2
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate liabilities	250,000	1.38%	Fed Funds Effective Rate	0.1
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	1,200,000	Term SOFR	3.85%	2.0
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	200,000	0.88%		0.5
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	1.7
		$4,355,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Cash flows hedges maturing in:
First quarter 2025	$—	—%	$525,000	1.5%
Second quarter 2025	50,000	4.0%	150,000	2.7%
Third quarter 2025	—	—%	550,000	3.8%
Fourth quarter 2025	50,000	3.8%	350,000	2.7%
2026	925,000	3.8%	1,430,000	3.5%
2027	300,000	3.9%	—	—%
Thereafter	—	—%	25,000	2.5%
	$1,325,000		$3,030,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.

In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at December 31, 2024, was $441 million. The short duration of our AFS investment portfolio (1.85 at December 31, 2024) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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

	December 31, 2024	December 31, 2023
Total stockholders’ equity	$2,814,318	$2,577,921
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,736,681	$2,500,284

Common shares issued and outstanding	74,748,370	74,372,505

Book value per common share	$37.65	$34.66

Tangible book value per common share	$36.61	$33.62

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BankUnited, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Expected credit losses are estimated over the contractual terms of the loans using econometric models, adjusted for expected prepayments. The models employ a factor-based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate probability of default (“PD”) and loss given default (“LGD”). Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default. Measures of PD incorporate current conditions through market cycle or credit cycle adjustments. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating as the most current financial information available is deemed not to be reflective of the borrowers' current financial condition. For non-accrual or doubtful rated distressed loans above a certain threshold, an individual assessment is performed to determine expected credit losses.
Given the complex nature of estimating the ACL, performing audit procedures to evaluate whether the ACL was appropriately recorded as of December 31, 2024 required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to test the ACL for the loan portfolio included the following, among others:
•We tested the effectiveness of controls over the ACL including management’s controls over data transfers into and out of the models, final quantitative model results, and application of any qualitative adjustments.
•We tested the completeness and accuracy of the data used in the models and engaged internal specialists to evaluate the appropriateness of the models.
•We evaluated the reasonableness of the qualitative adjustments within the ACL estimate.
•We evaluated a sample of non-pass loans by assessing the factors utilized during the Company’s assessment of the reserves associated with the loans, assessed the appropriateness of risk ratings, and evaluated the financial performance of the borrowers as well as the associated collateral, and the timeliness of the associated reserve.

/s/ Deloitte & Touche LLP

Miami, Florida
February 28, 2025
We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BankUnited, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BankUnited Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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

/s/Deloitte & Touche LLP
Miami, Florida
February 28, 2025

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks:
Non-interest bearing	$12,078	$14,945
Interest bearing	479,038	573,338
Cash and cash equivalents	491,116	588,283
Investment securities (including securities reported at fair value of $9,130,244 and $8,867,354)	9,130,244	8,877,354
Non-marketable equity securities	206,297	310,084
Loans	24,297,980	24,633,684
Allowance for credit losses	(223,153)	(202,689)
Loans, net	24,074,827	24,430,995
Bank owned life insurance	284,570	318,459
Operating lease equipment, net	223,844	371,909
Goodwill	77,637	77,637
Other assets	753,207	786,886
Total assets	$35,241,742	$35,761,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$7,616,182	$6,835,236
Interest bearing	4,892,814	3,403,539
Savings and money market	11,055,418	11,135,708
Time	4,301,289	5,163,995
Total deposits	27,865,703	26,538,478
FHLB advances	2,930,000	5,115,000
Notes and other borrowings	708,553	708,973
Other liabilities	923,168	821,235
Total liabilities	32,427,424	33,183,686

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,748,370 and 74,372,505 shares issued and outstanding	747	744
Paid-in capital	301,672	283,642
Retained earnings	2,796,440	2,650,956
Accumulated other comprehensive loss	(284,541)	(357,421)
Total stockholders' equity	2,814,318	2,577,921
Total liabilities and stockholders' equity	$35,241,742	$35,761,607

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest income:
Loans	$1,389,897	$1,318,217	$934,642
Investment securities	497,666	488,212	280,100
Other	37,553	51,152	15,709
Total interest income	1,925,116	1,857,581	1,230,451
Interest expense:
Deposits	815,572	660,305	179,972
Borrowings	195,278	323,472	137,519
Total interest expense	1,010,850	983,777	317,491
Net interest income before provision for credit losses	914,266	873,804	912,960
Provision for credit losses	55,072	87,607	75,154
Net interest income after provision for credit losses	859,194	786,197	837,806
Non-interest income:
Deposit service charges and fees	20,226	20,906	22,510
Gain (loss) on investment securities, net	2,127	(10,052)	(15,805)
Lease financing	30,610	45,882	54,111
Other non-interest income	46,192	30,102	16,820
Total non-interest income	99,155	86,838	77,636
Non-interest expense:
Employee compensation and benefits	315,604	280,744	265,548
Occupancy and equipment	45,560	43,345	45,400
Deposit insurance expense	36,143	66,747	17,999
Professional fees	17,110	14,184	11,730
Technology	82,978	79,984	77,103
Depreciation of operating lease equipment	26,127	44,446	50,388
Other non-interest expense	118,478	106,501	72,142
Total non-interest expense	642,000	635,951	540,310
Income before income taxes	316,349	237,084	375,132
Provision for income taxes	83,882	58,413	90,161
Net income	$232,467	$178,671	$284,971
Earnings per common share, basic	$3.10	$2.39	$3.55
Earnings per common share, diluted	$3.08	$2.38	$3.54

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$232,467	$178,671	$284,971
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	96,380	104,508	(498,864)
Reclassification adjustment for net gains realized in income	(795)	(1,343)	(2,906)
Net change in unrealized gains (losses) on securities available for sale	95,585	103,165	(501,770)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	23,453	25,966	79,871
Reclassification adjustment for net gains realized in income	(46,158)	(48,647)	(66)
Net change in unrealized gains (losses) on derivative instruments	(22,705)	(22,681)	79,805
Other comprehensive income (loss)	72,880	80,484	(421,965)
Comprehensive income (loss)	$305,347	$259,155	$(136,994)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$232,467	$178,671	$284,971
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(15,752)	(13,309)	(7,978)
Provision for credit losses	55,072	87,607	75,154
(Gain) loss on investment securities, net	(2,127)	10,052	15,805
Share based compensation	21,573	19,628	20,940
Depreciation and amortization	60,112	74,060	77,623
Deferred income taxes	(43,927)	(46,832)	1,437
Proceeds from sale of loans held for sale, net	130,979	317,663	423,893
Daily cash settlement of derivative instruments, net	(25,257)	(74,477)	182,193
Other:
Decrease in other assets	9,431	14,347	110,209
Increase in other liabilities	11,209	90,086	109,574
Net cash provided by operating activities	433,780	657,496	1,293,821

Cash flows from investing activities:
Purchases of investment securities	(2,416,708)	(405,480)	(2,974,352)
Proceeds from repayments and calls of investment securities	1,951,954	1,036,517	1,784,484
Proceeds from sale of investment securities	435,003	371,777	798,205
Purchases of non-marketable equity securities	(330,600)	(544,887)	(471,763)
Proceeds from redemption of non-marketable equity securities	434,387	528,975	313,450
Purchases of loans	(366,197)	(493,291)	(2,283,134)
Loan originations and repayments, net	431,792	377,863	613,767
Proceeds from sale of loans	119,000	38,765	88,103
Proceeds from surrender of BOLI	55,410	—	—
Disposition of operating lease equipment	148,313	100,328	52,240
Other investing activities	(52,640)	(29,993)	(41,400)
Net cash provided by (used in) investing activities	409,714	980,574	(2,120,400)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Net increase (decrease) in deposits	1,327,225	(970,856)	(1,928,768)
Net decrease in federal funds purchased	—	(190,000)	(9,000)
Additions to FHLB borrowings	875,000	3,425,000	4,650,000
Repayments of FHLB borrowings	(3,060,000)	(3,730,000)	(1,135,000)
Dividends paid	(85,513)	(79,091)	(79,443)
Repurchase of common stock	—	(55,154)	(401,288)
Other financing activities	2,627	(22,333)	(12,132)
Net cash provided by (used in) financing activities	(940,661)	(1,622,434)	1,084,369
Net increase (decrease) in cash and cash equivalents	(97,167)	15,636	257,790
Cash and cash equivalents, beginning of period	588,283	572,647	314,857
Cash and cash equivalents, end of period	$491,116	$588,283	$572,647

Supplemental disclosure of cash flow information:
Interest paid	$1,031,997	$950,476	$294,144
Income taxes paid (refunded), net	$101,773	$48,782	$(109,069)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$250,338	$361,382	$514,565
Transfers from operating lease equipment to equipment held for sale	$—	$20,699	$—
Dividends declared, not paid	$22,176	$20,706	$19,346
Unsettled securities trades, net	$100,038	$—	$—
Obligations incurred in acquisition of affordable housing limited partnerships	$20,000	$20,000	$65,000

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	85,647,986	$856	$707,503	$2,345,342	$(15,940)	$3,037,761
Comprehensive loss	—	—	—	284,971	(421,965)	(136,994)
Dividends ($1.00 per common share)	—	—	—	(78,913)	—	(78,913)
Equity based compensation, net of shares forfeited and surrendered	281,380	4	15,411	—	—	15,415
Repurchase of common stock	(10,254,779)	(103)	(401,185)	—	—	(401,288)
Balance at December 31, 2022	75,674,587	757	321,729	2,551,400	(437,905)	2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	178,671	80,484	259,155
Dividends ($1.08 per common share)	—	—	—	(80,451)	—	(80,451)
Equity based compensation, net of shares forfeited and surrendered	332,163	3	17,051	—	—	17,054
Repurchase of common stock	(1,634,245)	(16)	(55,138)	—	—	(55,154)
Balance at December 31, 2023	74,372,505	744	283,642	2,650,956	(357,421)	2,577,921
Comprehensive income	—	—	—	232,467	72,880	305,347
Dividends ($1.16 per common share)	—	—	—	(86,983)	—	(86,983)
Equity based compensation, net of shares forfeited and surrendered	375,865	3	18,030	—	—	18,033
Balance at December 31, 2024	74,748,370	$747	$301,672	$2,796,440	$(284,541)	$2,814,318

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through banking centers located in the state of Florida, the New York metropolitan area and Dallas, Texas, and a comprehensive suite of commercial lending and deposit products through an Atlanta office focused on the Southeast region. BankUnited also offers certain commercial lending and deposit products through national platforms.
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
Fair Value Measurements
Certain of the Company's assets and liabilities are reflected in the consolidated financial statements at fair value on either a recurring or non-recurring basis. Investment securities AFS, marketable equity securities and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent loans, OREO and other repossessed assets, loans held for sale, goodwill and impaired long-lived assets. These non-recurring fair value measurements typically involve lower-of-cost-or-market accounting or the measurement of impairment of certain assets.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity are classified as available-for-sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI, a separate component of stockholders' equity. Securities classified as AFS may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes, changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities, using the interest method which results in a constant effective yield. Premiums are amortized to the call date for callable securities. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method. The Company's policy on the ACL related to debt securities is discussed below in the section entitled "ACL".
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
Loans Held for Sale
Loans originated or purchased with the intent to sell are carried at the lower of cost or fair value.. A valuation allowance is established through a charge to earnings if the aggregate fair value of such loans is lower than their cost. Gains or losses recognized upon sale are determined on a specific identification basis.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
December 31, 2024

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
December 31, 2024

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
Qualitative factors
Quantitative models have certain inherent limitations with respect to estimating expected losses. These limitations may be more prevalent in times of rapidly changing or unprecedented economic conditions and forecasts. Qualitative adjustments are made to the ACL when, based on management’s judgment, there are factors impacting expected credit losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:
•Economic factors, including material uncertainties, trends and developments that, in management's judgment, may not have been adequately reflected in the reasonable and supportable economic forecast;
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than 12 months under which the Company is lessee, ROU assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes periods covered by termination options if there is reasonable certainty the options will not be exercised. Lease payments are discounted using the Company's FHLB borrowing rate for borrowings of a similar term unless an implicit rate is defined in the contract or is determinable, which is generally not the case. Leases are classified as financing or operating leases at commencement; generally, leases are classified as finance leases when effective control of the underlying asset is transferred. The substantial majority of leases under which the Company is lessee are classified as operating leases. For operating leases, lease cost is recognized in the consolidated statements of income on a straight line basis over the lease terms. For finance leases, interest expense on lease liabilities is recognized on the effective interest method and amortization of ROU assets is recognized on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred. The Company has elected not to separate lease from non-lease components of its lease contracts.
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
December 31, 2024

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
Goodwill
Goodwill represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that impairment may have occurred. The Company has a single reporting unit.
When assessing goodwill for impairment, the Company may elect to perform a qualitative assessment to determine if a quantitative impairment test is necessary. If a qualitative assessment is not performed, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The quantitative impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Software
Capitalized software, stated at cost less accumulated depreciation and amortization, includes CCA and capitalized implementation costs associated with hosting arrangements. Capitalized software is included in other assets in the accompanying consolidated balance sheets. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which for CCA is based on the term of the associated hosting arrangements plus any reasonably certain renewals. Direct costs associated with developing or obtaining and implementing internal use software and hosting arrangements that are service contracts incurred during the application development stage are capitalized. The estimated useful lives of software, software licensing rights and CCA implementation costs range from 3 to 5 years.
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
The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the related tax positions will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax positions. An uncertain tax position is a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law. The Company measures tax benefits related to uncertain tax positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. If the initial assessment fails to result in recognition of a tax benefit, the Company subsequently recognizes a tax benefit if: (i) there are changes in tax law or case law that raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) an examination results in a settlement of that tax year or position with the appropriate agency. The Company recognizes interest and penalties related to uncertain tax positions as well as interest income or expense related to tax settlements in the provision for income taxes.
Equity Based Compensation
The Company periodically grants unvested or restricted shares of common stock and other share-based awards to key employees. For equity classified awards, compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period for each award. Liability-classified awards are remeasured each reporting period at fair value until the award is settled, and compensation cost is recognized in earnings on a straight-line basis over the requisite service period for each award, adjusted for changes in fair value each reporting period. Compensation cost related to awards that embody performance conditions is recognized when it is probable that the performance conditions will be achieved. The number of awards expected to vest is estimated in determining the amount of compensation cost to be recognized related to share-based payments.
The fair value of unvested shares is generally based on the closing market price of the Company's common stock at the date of grant. Market conditions embedded in awards are reflected in the grant-date fair value of the awards.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Derivative Financial Instruments and Hedging Activities
The Company uses derivative contracts in the ordinary course of business to manage its exposure to risk, primarily the risk of fluctuations in interest rates. The Company also enters into derivative contracts with customers to enable those customers to manage their exposure to fluctuations in interest rates and foreign currency exchange rates. Derivative contracts are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate derivatives that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow or fair value hedging instruments. The gain or loss resulting from changes in the fair value of interest rate derivatives designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in the fair value of interest rate derivatives designated as fair value hedging instruments as well as the offsetting changes in the fair value of the hedged items caused by fluctuations in the designated benchmark interest rates are recognized in earnings.
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
Changes in the fair value of derivative financial instruments not designated as, or not qualifying as, hedging instruments are recognized currently in earnings.
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
Earnings per Common Share
Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards with non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities and are included in the computation of basic earnings per common share using the two class method whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unvested stock awards using the treasury stock method. Contingently issuable shares are included in the calculation of earnings per common share beginning on the date the contingency was resolved.
Revenue From Contracts with Customers
Revenue from contracts with customers within the scope of Topic 606 "Revenue from Contracts with Customers", is recognized in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Segment Reporting
The Company has a single operating segment and thus a single reportable segment. The Company’s CEO is the CODM. While the CODM monitors the revenue streams and deposit and loan balances of its lines of business, the business lines serve a similar base of primarily commercial clients and provide a comparable range of products and services, all managed through similar processes and platforms.
The CODM regularly assesses the performance of its single operating and reporting segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. The CODM reviews expense information at the same level of detail as that disclosed in the Company's consolidated financial statement.
Reclassifications
Certain amounts presented for prior periods have been reclassified to conform to the current period presented.
New Accounting Pronouncements Adopted in 2024
ASU No. 2023-02—Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method (A Consensus of the Emerging Issues Task Force). This ASU expanded the use of the proportional amortization method of accounting for equity investments in tax credit programs beyond those in LIHTC programs. The ASU allows entities to elect the proportional amortization method, on a tax credit program by tax credit program basis, for all equity investments in tax credit programs meeting the eligibility criteria. The Company adopted this ASU in the first quarter of 2024. There was no impact upon adoption. Currently, all of the Company's equity investments in tax credit programs are in LIHTC programs already accounted for using the proportional amortization method.
ASU No. 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU augmented reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted this ASU for the year ended December 31, 2024. This ASU did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Adoption resulted in additional disclosures included within Note 1.
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional disclosures, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions among others. This ASU is effective for the Company for fiscal years beginning after December 15, 2024. The ASU stipulates adoption on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company plans to adopt this ASU when effective for fiscal year ended December 31, 2025. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows. Adoption will lead to revised disclosures about income taxes in the Company's financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

ASU No. 2024-03—Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure in interim and annual periods about specific expense categories in the notes to the financial statements. This ASU is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows but may lead to additional disclosures about expenses in the Notes to the Consolidated Financial Statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Years Ended December 31,
c	2024	2023	2022
Basic earnings per common share:
Numerator:
Net income	$232,467	$178,671	$284,971
Distributed and undistributed earnings allocated to participating securities	(4,113)	(3,565)	(5,075)
Income allocated to common stockholders for basic earnings per common share	$228,354	$175,106	$279,896
Denominator:
Weighted average common shares outstanding	74,694,303	74,493,898	80,032,356
Less average unvested stock awards	(1,098,045)	(1,168,004)	(1,224,568)
Weighted average shares for basic earnings per common share	73,596,258	73,325,894	78,807,788
Basic earnings per common share	$3.10	$2.39	$3.55
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$228,354	$175,106	$279,896
Adjustment for earnings reallocated from participating securities	(402)	(275)	(626)
Income used in calculating diluted earnings per common share	$227,952	$174,831	$279,270
Denominator:
Weighted average shares for basic earnings per common share	73,596,258	73,325,894	78,807,788
Dilutive effect of certain share-based awards	382,043	197,441	94
Weighted average shares for diluted earnings per common share	73,978,301	73,523,335	78,807,882
Diluted earnings per common share	$3.08	$2.38	$3.54
Potentially dilutive unvested shares totaling 1,690,743, 1,738,534 and 2,034,960 were outstanding at December 31, 2024, 2023 and 2022, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and when applicable, investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$214,796	$165	$(12,009)	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,672,554	3,607	(26,471)	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	557,489	156	(61,892)	495,753
Private label residential MBS and CMOs	2,491,033	506	(253,493)	2,238,046
Private label commercial MBS	1,822,881	1,836	(40,688)	1,784,029
Single family real estate-backed securities	335,047	108	(8,074)	327,081
Collateralized loan obligations	1,131,088	1,804	(193)	1,132,699
Non-mortgage asset-backed securities	96,865	144	(2,555)	94,454
State and municipal obligations	110,388	13	(6,391)	104,010
SBA securities	74,900	37	(2,235)	72,702
	$9,507,041	$8,376	$(414,001)	9,101,416
Marketable equity securities				28,828
				$9,130,244

	December 31, 2023
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$139,858	$532	$(9,798)	$130,592
U.S. Government agency and sponsored enterprise residential MBS	1,962,658	1,810	(40,261)	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	561,557	107	(63,805)	497,859
Private label residential MBS and CMOs	2,596,231	268	(300,769)	2,295,730
Private label commercial MBS	2,282,833	678	(84,768)	2,198,743
Single family real estate-backed securities	383,984	—	(17,729)	366,255
Collateralized loan obligations	1,122,799	735	(10,710)	1,112,824
Non-mortgage asset-backed securities	106,095	156	(3,471)	102,780
State and municipal obligations	107,176	715	(5,273)	102,618
SBA securities	106,237	41	(3,254)	103,024
	9,369,428	$5,042	$(539,838)	8,834,632
Investment securities held to maturity	10,000			10,000
	$9,379,428			8,844,632
Marketable equity securities				32,722
				$8,877,354

(1)At fair value except for securities held to maturity.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Accrued interest receivable on investments totaled $36 million and $37 million at December 31, 2024 and 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At December 31, 2024, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,042,618	$1,016,379
Due after one year through five years	4,717,528	4,609,428
Due after five years through ten years	2,509,277	2,351,486
Due after ten years	1,237,618	1,124,123
	$9,507,041	$9,101,416
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $7.9 billion and $7.7 billion at December 31, 2024 and 2023, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Gross realized gains on investment securities AFS	$1,277	$1,862	$4,058
Gross realized losses on investment securities AFS	(203)	(47)	(131)
Net realized gain	1,074	1,815	3,927

Net gain (loss) on marketable equity securities recognized in earnings	1,053	(11,867)	(19,732)

Gain (loss) on investment securities, net	$2,127	$(10,052)	$(15,805)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$126,710	$(3,195)	$40,791	$(8,814)	$167,501	$(12,009)
U.S. Government agency and sponsored enterprise residential MBS	895,759	(5,474)	936,106	(20,997)	1,831,865	(26,471)
U.S. Government agency and sponsored enterprise commercial MBS	55,431	(1,545)	394,735	(60,347)	450,166	(61,892)
Private label residential MBS and CMOs	147,700	(954)	2,040,335	(252,539)	2,188,035	(253,493)
Private label commercial MBS	44,000	(302)	1,199,150	(40,386)	1,243,150	(40,688)
Single family real estate-backed securities	—	—	301,973	(8,074)	301,973	(8,074)
Collateralized loan obligations	336,924	(189)	7,726	(4)	344,650	(193)
Non-mortgage asset-backed securities	—	—	71,789	(2,555)	71,789	(2,555)
State and municipal obligations	15,765	(148)	54,820	(6,243)	70,585	(6,391)
SBA securities	—	—	67,880	(2,235)	67,880	(2,235)
	$1,622,289	$(11,807)	$5,115,305	$(402,194)	$6,737,594	$(414,001)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,941	$(27)	$99,769	$(9,771)	$109,710	$(9,798)
U.S. Government agency and sponsored enterprise residential MBS	82,382	(430)	1,646,081	(39,831)	1,728,463	(40,261)
U.S. Government agency and sponsored enterprise commercial MBS	3,332	(6)	481,651	(63,799)	484,983	(63,805)
Private label residential MBS and CMOs	—	—	2,255,461	(300,769)	2,255,461	(300,769)
Private label commercial MBS	51,434	(323)	2,054,378	(84,445)	2,105,812	(84,768)
Single family real estate-backed securities	—	—	366,255	(17,729)	366,255	(17,729)
Collateralized loan obligations	184,652	(348)	880,609	(10,362)	1,065,261	(10,710)
Non-mortgage asset-backed securities	—	—	79,697	(3,471)	79,697	(3,471)
State and municipal obligations	24,765	(1,049)	32,380	(4,224)	57,145	(5,273)
SBA securities	8,194	(46)	89,763	(3,208)	97,957	(3,254)
	$364,700	$(2,229)	$7,986,044	$(537,609)	$8,350,744	$(539,838)
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the years ended December 31, 2024, 2023 and 2022. At December 31, 2024, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At December 31, 2024, 476 securities available for sale were in unrealized loss positions. The amount of impairment related to 135 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.2 million and no further analysis with respect to these securities was considered necessary. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at December 31, 2024, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $405.6 million at December 31, 2024, compared to $534.8 million at December 31, 2023, improving by $129.2 million during the year ended December 31, 2024. While the majority of securities in the portfolio were floating rate at December 31, 2024, fixed rate securities accounted for the substantial majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At December 31, 2024, eight U.S. treasury, 94 U.S. Government agency and sponsored enterprise residential MBS, 25 U.S. Government agency and sponsored enterprise commercial MBS, and 20 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at December 31, 2024. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at December 31, 2024, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At December 31, 2024, 115 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our December 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 2% compared to weighted average credit support of 18%. As of December 31, 2024, 95% of impaired securities in this category, based on carrying value, were externally rated AAA, 4% were rated AA and one security was not externally rated.
Private label commercial MBS
At December 31, 2024, 57 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our December 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 47%. As of December 31, 2024, 80% of impaired securities in this category, based on carrying value, were externally rated AAA, 16% were rated AA and 4% were rated A. There is no single-asset, single-borrower exposure.
Single family real estate-backed securities
At December 31, 2024, nine single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our December 31, 2024 analysis projected weighted average collateral losses for this category of 7% compared to weighted average credit support of 55%. As of December 31, 2024, 55% of impaired securities in this category, based on carrying value, were externally rated AAA, 21% were rated AA and one security was not externally rated.
Collateralized loan obligations
At December 31, 2024, two collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at December 31, 2024. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. While we have observed some deterioration in underlying collateral performance due in large part to rising costs, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our December 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 17% compared to weighted average credit support of 43%. As of December 31, 2024, 100% of the impaired securities in this category, based on carrying value, were externally rated AAA.
Non-mortgage asset-backed securities
At December 31, 2024, five non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our December 31, 2024 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 28%. As of December 31, 2024, 29% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 71% were rated AA.
State and Municipal Obligations
At December 31, 2024, six state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of December 31, 2024, 83% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 17% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$5,652,203	23.3%	$5,323,241	21.6%
Construction and land	561,989	2.3%	495,992	2.0%
Owner occupied commercial real estate	1,941,004	8.0%	1,935,743	7.9%
Commercial and industrial	7,042,222	28.9%	6,971,981	28.3%
Pinnacle - municipal finance	720,661	3.0%	884,690	3.6%
Franchise and equipment finance	213,477	0.9%	380,347	1.5%
Mortgage warehouse lending	585,610	2.4%	432,663	1.8%
	16,717,166	68.8%	16,424,657	66.7%
Residential:
1-4 single family residential	6,508,922	26.8%	6,903,013	28.0%
Government insured residential	1,071,892	4.4%	1,306,014	5.3%
	7,580,814	31.2%	8,209,027	33.3%
Total loans	24,297,980	100.0%	24,633,684	100.0%
Allowance for credit losses	(223,153)		(202,689)
Loans, net	$24,074,827		$24,430,995
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $33 million and $45 million at December 31, 2024 and 2023, respectively.
The following table presents the amortized cost basis of residential PCD loans and the related amount of non-credit discount, net of the related ACL, at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
UPB	$66,119	$80,123
Non-credit discount	(27,664)	(35,249)
Total amortized cost of PCD loans	38,455	44,874
ACL related to PCD loans	(182)	(161)
PCD loans, net	$38,273	$44,713
During the years ended December 31, 2024, 2023 and 2022, the Company purchased residential loans totaling $366 million, $493 million and $2.3 billion, respectively.
At December 31, 2024 and 2023, the Company had pledged loans with a carrying value of approximately $15.8 billion and $16.5 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $120 million and $138 million at December 31, 2024 and 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the years ended December 31, 2024, 2023 and 2022.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Allowance for credit losses
The ACL for all periods presented was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL at December 31, 2024 and 2023, was determined using three weighted third-party provided economic scenarios. The quantitative portion of the ACL at December 31, 2022 was determined using a single third-party provided economic scenario. Activity in the ACL is summarized below for the periods indicated (in thousands):

	Years Ended December 31,
	2024			2023			2022
	Commercial	Residential	Total	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$195,058	$7,631	$202,689	$136,205	$11,741	$147,946	$117,270	$9,187	$126,457
Impact of adoption of ASU 2022-02	N/A	N/A	N/A	(1,677)	(117)	(1,794)	N/A	N/A	N/A
Balance after adoption of ASU 2022-02	195,058	7,631	202,689	134,528	11,624	146,152	117,270	9,187	126,457
Provision (recovery)	54,545	4,441	58,986	82,926	(4,002)	78,924	70,956	2,858	73,814
Charge-offs	(59,824)	(126)	(59,950)	(35,014)	—	(35,014)	(61,643)	(412)	(62,055)
Recoveries	21,424	4	21,428	12,618	9	12,627	9,622	108	9,730
Ending balance	$211,203	$11,950	$223,153	$195,058	$7,631	$202,689	$136,205	$11,741	$147,946
The ACL increased by $20.5 million to 0.92% from 0.82% of total loans, at December 31, 2024, compared to December 31, 2023. The more significant factors impacting the provision for credit losses and increase in the ACL for the year ended December 31, 2024, were risk rating migration and increases in certain specific reserves along with an increase in qualitative loss factors, partially offset by net charge-offs and an improved economic forecast.
The following table presents gross charge-offs during the year ended December 31, 2024, by year of origination (in thousands):

	Year Ended December 31, 2024
	Gross Charge-offs By Loan Origination Year
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
CRE	$—	$—	$4,369	$—	$—	$1,833	$—	$6,202
C&I	405	327	29,438	3,761	52	1,460	12,470	47,913
Franchise and equipment finance	—	—	—	765	—	4,944	—	5,709
1-4 single family residential	—	—	—	—	—	126	—	126
	$405	$327	$33,807	$4,526	$52	$8,363	$12,470	$59,950
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Amount related to funded portion of loans	$58,986	$78,924	$73,814
Amount related to off-balance sheet credit exposures	(3,914)	8,683	1,467
Other	—	—	(127)
Total provision for credit losses	$55,072	$87,607	$75,154

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Credit quality information
Credit quality of loans held for investment is continuously monitored by dedicated commercial portfolio management and residential credit risk management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity or potential disruptions in economic activity, health of the national, regional and to a lesser extent global economies, interest rates, industry trends, demographic trends, inflationary trends, including particularly for commercial real estate loans the cost of insurance, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values and related market dynamics. Particularly for the office sector, the evolving impact of hybrid and remote work on vacancies and valuations is a factor. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are one indicator of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $2 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Commercial credit exposure based on internal risk rating (in thousands):

	December 31, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$921,888	$783,342	$1,119,032	$609,452	$399,806	$1,478,261	$114,648	$5,426,429
Special mention	—	—	—	—	39,714	19,057	—	58,771
Substandard	—	21,853	131,816	121,005	76,590	377,728	—	728,992
Total CRE	$921,888	$805,195	$1,250,848	$730,457	$516,110	$1,875,046	$114,648	$6,214,192
C&I
Pass	$1,514,746	$1,182,701	$962,478	$470,041	$269,508	$1,085,412	$2,931,044	$8,415,930
Special mention	45,092	8,231	73,226	35,581	—	—	41,486	203,616
Substandard	—	49,681	74,001	40,108	10,529	101,028	81,798	357,145
Doubtful	—	—	—	—	—	—	6,535	6,535
Total C&I	$1,559,838	$1,240,613	$1,109,705	$545,730	$280,037	$1,186,440	$3,060,863	$8,983,226
Pinnacle - municipal finance
Pass	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Total Pinnacle - municipal finance	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Franchise and equipment finance
Pass	$—	$2,014	$26,408	$54,871	$16,435	$84,879	$174	$184,781
Substandard	—	—	—	1,486	275	26,614	—	28,375
Doubtful	—	—	—	—	—	321	—	321
Total Franchise and equipment finance	$—	$2,014	$26,408	$56,357	$16,710	$111,814	$174	$213,477
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$585,610	$585,610
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$585,610	$585,610

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	December 31, 2023
	Amortized Cost By Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
CRE
Pass	$668,669	$1,268,313	$662,340	$493,675	$878,048	$1,064,601	$281,584	$5,317,230
Special mention	19,127	13,377	—	—	57,984	4,912	2,152	97,552
Substandard	—	42,997	2,103	29,180	186,368	142,049	1,754	404,451
Total CRE	$687,796	$1,324,687	$664,443	$522,855	$1,122,400	$1,211,562	$285,490	$5,819,233
C&I
Pass	$1,382,939	$1,423,581	$653,730	$337,322	$431,257	$1,040,101	$3,069,295	$8,338,225
Special mention	—	85,306	1,215	13,949	49,526	22,398	47,680	220,074
Substandard	3,841	70,731	86,747	16,063	20,757	91,844	44,633	334,616
Doubtful	—	10,580	—	—	4,229	—	—	14,809
Total C&I	$1,386,780	$1,590,198	$741,692	$367,334	$505,769	$1,154,343	$3,161,608	$8,907,724
Pinnacle - municipal finance
Pass	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Total Pinnacle - municipal finance	$170,919	$133,988	$74,895	$31,771	$55,338	$417,779	$—	$884,690
Franchise and equipment finance
Pass	$6,569	$32,656	$74,170	$44,698	$76,144	$80,302	$201	$314,740
Special mention	—	—	—	2,279	—	—	—	2,279
Substandard	—	14,959	3,019	1,003	23,574	16,547	—	59,102
Doubtful	—	—	—	—	4,226	—	—	4,226
Total Franchise and equipment finance	$6,569	$47,615	$77,189	$47,980	$103,944	$96,849	$201	$380,347
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$432,663	$432,663
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$432,663	$432,663
At December 31, 2024 and 2023, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Special mention	$262,387	$319,905
Substandard - accruing	894,754	711,266
Substandard - non-accruing	219,758	86,903
Doubtful	6,856	19,035
Total	$1,383,755	$1,137,109
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	December 31, 2024
	Amortized Cost By Origination Year
Days Past Due	2024	2023	2022	2021	2020	Prior	Total
Current	$251,767	$304,595	$1,012,777	$2,744,941	$798,346	$1,340,402	$6,452,828
30 - 59 Days Past Due	—	3,045	4,948	15,368	474	9,140	32,975
60 - 89 Days Past Due	156	—	1,445	4,007	—	547	6,155
90 Days or More Past Due	—	—	2,486	3,457	—	11,021	16,964
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

	December 31, 2023
	Amortized Cost By Origination Year
Days Past Due	2023	2022	2021	2020	2019	Prior	Total
Current	$363,123	$1,117,039	$2,965,840	$854,376	$296,146	$1,255,688	$6,852,212
30 - 59 Days Past Due	2,200	1,785	7,201	5,745	—	14,527	31,458
60 - 89 Days Past Due	—	2,116	1,465	—	143	2,728	6,452
90 Days or More Past Due	—	5,872	—	—	1,439	5,580	12,891
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	December 31, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$27,646	$51,565	$236,020	$1,124,532	$304,755	$425,814	$2,170,332
61% - 70%	33,033	42,636	263,959	759,931	203,423	307,052	1,610,034
71% - 80%	156,942	175,651	518,164	851,427	290,573	590,130	2,582,887
More than 80%	34,302	37,788	3,513	31,883	69	38,114	145,669
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

	December 31, 2023
	Amortized Cost By Origination Year
LTV	2023	2022	2021	2020	2019	Prior	Total
Less than 61%	$63,117	$260,403	$1,211,101	$326,771	$72,219	$428,451	$2,362,062
61% - 70%	67,146	280,602	813,682	221,091	71,652	293,784	1,747,957
71% - 80%	235,060	583,724	915,166	312,188	148,483	519,699	2,714,320
More than 80%	—	2,083	34,557	71	5,374	36,589	78,674
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	December 31, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$179,256	$215,486	$725,399	$2,202,004	$642,572	$952,136	$4,916,853
720 - 759	58,642	59,356	173,309	365,198	95,495	192,943	944,943
719 or less or not available	14,025	32,798	122,948	200,571	60,753	216,031	647,126
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	December 31, 2023
	Amortized Cost By Origination Year
FICO	2023	2022	2021	2020	2019	Prior	Total
760 or greater	$253,774	$810,150	$2,378,572	$696,363	$203,966	$893,290	$5,236,115
720 - 759	78,882	194,135	392,179	99,412	50,984	210,663	1,026,255
719 or less or not available	32,667	122,527	203,755	64,346	42,778	174,570	640,643
	$365,323	$1,126,812	$2,974,506	$860,121	$297,728	$1,278,523	$6,903,013
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	December 31, 2024					December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
CRE	$6,145,386	$35,000	$—	$33,806	$6,214,192	$5,779,309	$27,918	$1,947	$10,059	$5,819,233
C&I	8,911,057	16,137	25,645	30,387	8,983,226	8,851,585	16,228	5,536	34,375	8,907,724
Pinnacle - municipal finance	720,661	—	—	—	720,661	884,690	—	—	—	884,690
Franchise and equipment finance	213,477	—	—	—	213,477	380,347	—	—	—	380,347
Mortgage warehouse lending	585,610	—	—	—	585,610	432,663	—	—	—	432,663
1-4 single family residential	6,452,828	32,975	6,155	16,964	6,508,922	6,852,212	31,458	6,452	12,891	6,903,013
Government insured residential	691,111	108,287	46,681	225,813	1,071,892	835,282	131,652	61,942	277,138	1,306,014
	$23,720,130	$192,399	$78,481	$306,970	$24,297,980	$24,016,088	$207,256	$75,877	$334,463	$24,633,684
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $32.8 million ($25.3 million of C&I and $7.5 million of CRE) and $39.7 million at December 31, 2024 and 2023, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $227 million and $278 million at December 31, 2024 and 2023, respectively, substantially all of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$95,378	$65,004	$13,727	$1,947
C&I	125,226	41,929	68,533	14,078
Franchise and equipment finance	6,010	4,345	23,678	7,796
1-4 single family residential	23,500	—	20,513	—
	$250,114	$111,278	$126,451	$23,821
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $34.3 million and $41.8 million at December 31, 2024 and 2023, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the years ended December 31, 2024, 2023 and 2022. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the years ended December 31, 2024, 2023 and 2022..

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$94,283	$91,050	$11,574	$11,574
C&I	87,565	78,150	36,401	25,821
Franchise and equipment finance	6,010	5,689	23,488	18,678
	$187,858	$174,889	$71,463	$56,073
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the years ended December 31, 2024 and 2023.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $167 million, of which $157 million was government insured at December 31, 2024, and $262 million, of which $250 million was government insured at December 31, 2023. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at December 31, 2024 and 2023.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Year Ended December 31, 2024
	Interest Rate Reduction		Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$—	—%	$44,070	1%	$—	—%	$40,200	1%	$—	—%	$84,270
C&I	—	—%	120,705	1%	12,407	—%	26,828	—%	689	—%	160,629
Franchise and equipment finance	—	—%	6,994	3%	—	—%	—	—%	—	—%	6,994
1-4 single family residential	170	—%	—	—%	—	—%	—	—%	—	—%	170
Government insured residential	238	—%	25,104	2%	—	—%	8,081	1%	—	—%	33,423
	$408		$196,873		$12,407		$75,109		$689		$285,486

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Year Ended December 31, 2023
	Interest Rate Reduction		Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
C&I	$—	—%	$8,532	—%	$—	—%	$—	—%	$—	—%	$8,532
Franchise and equipment finance	—	—%	10,748	3%	—	—%	—	—%	—	—%	10,748
1-4 single family residential	835	—%	—	—%	—	—%	—	—%	—	—%	835
Government insured residential	105	—%	62,402	5%	—	—%	2,442	—%	—	—%	64,949
	$940		$81,682		$—		$2,442		$—		$85,064

(1)Represents percentage of loans receivable in each category.
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Year Ended December 31, 2024
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 6.4% to 6.3%.
Government insured residential	Reduced weighted average contractual interest rate from 3.3% to 2.8%
Term Extension:
CRE	Added a weighted average 1.8 years to the term of the modified loans.
C&I	Added a weighted average 1.4 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 1.0 year to the term of the modified loans.
Government insured residential	Added a weighted average 10.6 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.5 years of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
CRE	Reduced weighted average contractual interest rate from 7.3% to 6.5% and added a weighted average 2.0 years to the term of the modified loans.
C&I	Reduced weighted average contractual interest rate from 9.0% to 6.5% and added a weighted average 2.5 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.5% and added a weighted average 5.3 years to the term of the modified loans.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 1.2 years to the term of the modified loans and provided 0.3 years of payment deferral.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
The following tables present the aging at December 31, 2024 and 2023, of loans that were modified within the previous 12 months from the balance sheet date (in thousands):

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$67,820	$—	$—	$16,450	$84,270
C&I	158,039	214	297	2,079	160,629
Franchise and equipment finance	6,994	—	—	—	6,994
1-4 single family residential	170	—	—	—	170
Government insured residential	11,659	5,082	4,843	11,839	33,423
	$244,682	$5,296	$5,140	$30,368	$285,486

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
C&I	$8,532	$—	$—	$—	$8,532
Franchise and equipment finance	10,748	—	—	—	10,748
1-4 single family residential	76	—	—	759	835
Government insured residential	24,091	12,335	7,677	20,846	64,949
	$43,447	$12,335	$7,677	$21,605	$85,064

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Year Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other than Insignificant Payment Delays	Total
CRE	$—	$16,450	$—	$—	$16,450
C&I	—	1,390	—	689	2,079
Government insured residential	—	13,835	4,743	—	18,578
	$—	$31,675	$4,743	$689	$37,107

	Year Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Combination - Interest Rate Reduction and Other than Insignificant Payment Delays	Total
1-4 single family residential	$759	$—	$—	$—	$759
Government insured residential	105	32,994	960	—	34,059
	$864	$32,994	$960	$—	$34,818

Geographic Concentrations
The following table presents the largest geographic concentrations of commercial loans at the dates indicated. Commercial real estate loans are categorized based on the location of the underlying collateral, while all other commercial loans are generally categorized based on the location of the borrowers' businesses (dollars in thousands). Loans outside of Florida and the New York tri-state area evidence no material geographic concentation.

	December 31, 2024				December 31, 2023
	Commercial Real Estate	Percent of Total	All Other Commercial	Percent of Total	Commercial Real Estate	Percent of Total	All Other Commercial	Percent of Total
Florida	$3,360,524	54.0%	$3,095,579	29.5%	$3,381,394	58.1%	$3,321,102	31.3%
New York Tri-state	1,564,104	25.2%	3,194,833	30.4%	1,430,728	24.6%	2,901,958	27.4%
Other	1,289,564	20.8%	4,212,562	40.1%	1,007,111	17.3%	4,382,364	41.3%
	$6,214,192	100.0%	$10,502,974	100.0%	$5,819,233	100.0%	$10,605,424	100.0%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,960,873	30.1%	$2,171,802	31.5%
New York	1,282,197	19.7%	1,344,205	19.5%
Florida	473,556	7.3%	501,744	7.3%
Illinois	327,698	5.0%	358,512	5.2%
Virginia	308,784	4.7%	312,384	4.5%
Others	2,155,814	33.2%	2,214,366	32.0%
	$6,508,922	100.0%	$6,903,013	100.0%
Disclosures Prescribed by Legacy GAAP (Before Adoption of ASU 2016-13) for Prior Periods
The following table summarizes loans that were modified in TDRs during the year ended December 31, 2022, as well as loans modified during the 12 months preceding December 31, 2022, that experienced payment defaults (dollars in thousands):

	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
C&I	21	$39,052	4	$3,703
Franchise and equipment finance	4	6,329	4	6,329
1-4 single family residential	10	5,359	—	—
Government insured residential	2,589	405,096	1,190	187,708
	2,624	$455,836	1,198	$197,740
TDRs during the year ended December 31, 2022 generally included interest rate reductions and extensions of maturity. Included in TDRs were residential loans to borrowers who had not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans was not material.
Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under either operating or finance leases with remaining terms ranging from one to 12 years, some of which include extension options.
The following table presents ROU assets and lease liabilities at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
ROU assets:
Operating leases	$64,416	$64,536
Finance leases	20,290	21,638
	$84,706	$86,174
Lease liabilities:
Operating leases	$71,979	$72,391
Finance leases	24,629	26,501
	$96,608	$98,892

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying consolidated balance sheets. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.
The weighted average remaining lease term and weighted average discount rate at the dates indicated were:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	6.2 years	5.9 years
Finance leases	8.8 years	10.0 years
Weighted average discount rate:
Operating leases	3.8%	3.2%
Finance leases	2.9%	2.9%
The following table presents the components of lease expense for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost:
Fixed costs	$16,624	$16,761	$18,364
Impairment of ROU assets	54	76	134
Total operating lease cost	$16,678	$16,837	$18,498

Finance lease cost:
Amortization of ROU assets	$2,240	$2,228	$2,350
Interest on lease liabilities	734	778	823
Total finance lease cost	$2,974	$3,006	$3,173

Variable lease cost	$3,733	$3,440	$3,589
Short-term lease costs were immaterial for the years ended December 31, 2024, 2023 and 2022.
The following table presents additional information related to operating and finance leases for the dates and periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$734	$778	$823
Operating cash flows from operating leases	17,055	17,680	18,473
Financing cash flows from finance leases	2,277	2,666	2,652
	$20,066	$21,124	$21,948

Lease liabilities recognized from obtaining ROU assets:
Operating leases	$13,538	$6,896	$9,086
Finance leases	892	—	—
	$14,430	$6,896	$9,086

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2025	$16,852	$2,826	$19,678
2026	15,634	2,901	18,535
2027	12,647	2,926	15,573
2028	9,904	3,016	12,920
2029	6,907	3,128	10,035
Thereafter	19,137	13,305	32,442
Total future minimum lease payments	81,081	28,102	109,183
Less: interest component	(9,102)	(3,473)	(12,575)
Lease liabilities	$71,979	$24,629	$96,608
Leases under which the Company is the lessor
Direct or Sales Type Financing Leases
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Total minimum lease payments to be received	$489,336	$644,614
Estimated unguaranteed residual value of leased assets	3,112	3,938
Gross investment in direct or sales type financing leases	492,448	648,552
Unearned income	(34,270)	(48,403)
Initial direct costs	1,001	1,556
	$459,179	$601,705
At December 31, 2024, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2025	$163,565
2026	118,826
2027	60,292
2028	30,821
2029	25,279
Thereafter	90,553
$489,336

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Operating Lease Equipment
Operating lease equipment consists primarily of railcars, non-commercial aircraft and other transportation equipment leased to commercial end users. Original lease terms generally range from three to fifteen years. Asset risk is evaluated and managed by a dedicated internal staff of seasoned equipment finance professionals. The Company has partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar fleet. Residual risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually.
The following table presents the components of operating lease equipment at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Operating lease equipment	$339,165	$582,147
Less: accumulated depreciation	(115,321)	(210,238)
Operating lease equipment, net	$223,844	$371,909
The Company did not recognize any impairment of operating lease equipment during the years ended December 31, 2024, 2023 and 2022.
At December 31, 2024, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2025	$13,278
2026	12,021
2027	11,461
2028	9,986
2029	5,627
Thereafter	14,735
$67,108
The following table summarizes income recognized for operating and direct or sales type finance leases for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022	Location of Lease Income on Consolidated Statements of Income
Operating leases	$24,681	$47,868	$54,111	Non-interest income from lease financing
Direct or sales type finance leases	15,148	15,643	17,881	Interest income on loans
	$39,829	$63,511	$71,992

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 6    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$7,239,161	—%	$7,091,029	—%	$8,861,111	—%
Interest bearing	4,077,852	3.75%	2,905,968	2.99%	2,538,906	0.55%
Savings and money market	11,043,510	4.09%	10,704,470	3.57%	12,874,240	1.02%
Time	4,757,675	4.44%	5,169,458	3.70%	3,338,671	1.06%
	$27,118,198	3.01%	$25,870,925	2.55%	$27,612,928	0.65%
Time deposit accounts with balances greater than $250,000 totaled $779 million and $941 million at December 31, 2024 and 2023, respectively.
The following table presents maturities of time deposits as of December 31, 2024 (in thousands):

Maturing in:
2025	$3,976,859
2026	323,101
2027	796
2028	274
2029	259
$4,301,289
Included in deposits are public funds deposits of $3.1 billion at both December 31, 2024 and 2023; and brokered deposits of $5.2 billion and $5.3 billion at December 31, 2024 and 2023, respectively. Investment securities AFS with a carrying value of $709 million and an FHLB letter of credit in the amount of $900 million, were pledged as security for public funds deposits at December 31, 2024.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest bearing demand	$152,809	$86,759	$13,919
Savings and money market	451,352	382,432	130,705
Time	211,411	191,114	35,348
	$815,572	$660,305	$179,972
Certain of our depositors participate in various customer rebate and commission programs. During the years ended December 31, 2024, 2023 and 2022, deposit costs related to these programs totaled $56.5 million, $44.2 million and $15.4 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 7    Borrowings
The following table presents information about outstanding FHLB advances at December 31, 2024 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2025 - One month or less	$2,500,000	4.43%	4.84%	4.53%
2025 - Over one month	430,000	4.45%	4.70%	4.60%
Total contractual balance outstanding	$2,930,000
The table above reflects contractual maturities and rates of outstanding advances and does not incorporate the impact that interest rate derivatives have on the duration or cost of borrowings.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2024, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $14.9 billion as collateral for advances and letters of credit from the FHLB.
Notes and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2024	December 31, 2023
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$388,479	$388,479
Unamortized discount and debt issuance costs	(802)	(1,676)
	387,677	386,803
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,753)	(4,331)
	296,247	295,669
Total notes	683,924	682,472
Finance leases	24,629	26,501
Notes and other borrowings	$708,553	$708,973
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
At December 31, 2024, BankUnited had available borrowing capacity at the FHLB of approximately $6.9 billion and unused borrowing capacity at the FRB of approximately $7.0 billion.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 8    Premises, Equipment and Software
Premises and equipment and capitalized software costs are included in other assets in the accompanying consolidated balance sheets and are summarized as follows at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Buildings and improvements	$1,673	$1,019
Leasehold improvements	78,938	78,811
Furniture, fixtures and equipment	32,133	34,118
Computer equipment	16,661	16,547
Software and CCA	116,125	105,593
Aircraft and automobiles	11,841	11,663
	257,371	247,751
Less: accumulated depreciation	(196,015)	(182,934)
Premises, equipment and software, net	$61,356	$64,817
Depreciation and amortization expense related to premises, equipment and software was $18.8 million, $18.7 million and $17.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 9    Income Taxes
The components of the provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$97,577	$82,789	$76,431
State	30,232	22,456	12,293
	127,809	105,245	88,724
Deferred:
Federal	(35,265)	(38,303)	(7,191)
State	(8,662)	(8,529)	8,628
	(43,927)	(46,832)	1,437
	$83,882	$58,413	$90,161
A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% to the Company's effective income tax rate for the periods indicated follows (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$66,433	21.00%	$49,788	21.00%	$78,778	21.00%
Increases (decreases) resulting from:
Income not subject to tax	(12,422)	(3.93)%	(13,404)	(5.65)%	(10,577)	(2.82)%
State income taxes, net of federal tax benefit	15,553	4.92%	12,162	5.13%	17,859	4.76%
Changes in unrecognized tax benefits	10,437	3.30%	8,413	3.55%	5,255	1.40%
FDIC premiums non-deductible	3,970	1.26%	4,246	1.79%	2,554	0.68%
Other, net	(89)	(0.03)%	(2,792)	(1.18)%	(3,708)	(0.99)%
	$83,882	26.52%	$58,413	24.64%	$90,161	24.03%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The components of deferred tax assets and liabilities were as follows at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net unrealized loss on investment securities AFS and cash flow hedges	$99,974	$125,580
Allowance for credit losses	59,291	55,188
Accrued expenses	22,267	19,301
Lease liability	18,301	18,592
Deferred compensation	12,225	11,431
Other	44,918	45,797
Gross deferred tax assets	256,976	275,889
Deferred tax liabilities:
Lease financing, due to differences in depreciation	56,818	96,225
ROU asset	34,752	31,886
Other	4,788	5,480
Gross deferred tax liabilities	96,358	133,591
Net deferred tax asset	$160,618	$142,298
Based on the evaluation of available evidence, the Company has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the Company's history of reported pre-tax income and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2024, remaining net operating loss and tax credit carryforwards included Florida net operating loss carryforwards in the amount of $105.1 million. Florida net operating loss carryforwards consisted of $79.9 million expiring from 2030 through 2037 and $25.2 million that can be carried forward indefinitely.
The Company has investments in affordable housing limited partnerships which generate federal LIHTC and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $120 million and $111 million at December 31, 2024 and 2023, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheets, were $73 million and $77 million at December 31, 2024 and 2023, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2024, was approximately $184 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits and full impairment of the remaining unamortized investment. These investments did not have a material impact on income tax expense for the years ended December 31, 2024, 2023 and 2022.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The Company has a liability for unrecognized tax benefits relating to uncertain federal and state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits at the dates indicated follows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Balance, beginning of period	$383,895	$369,880	$347,809
Additions for tax positions related to the current year	3,023	2,802	3,086
Additions for tax positions related to prior periods	1,132	708	12,433
Reductions due to settlements with taxing authorities	(485)	(347)	—
Reductions due to lapse of the statute of limitations	(1,314)	(1,617)	(795)
	386,251	371,426	362,533
Interest and penalties	14,878	12,469	7,347
Balance, end of period	$401,129	$383,895	$369,880
As of December 31, 2024, 2023 and 2022, the Company had $345.6 million, $343.8 million and $342.6 million, respectively, of unrecognized federal and state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to federal and state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2024, as a result of settlements with taxing authorities range from zero to $344.1 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2024 and 2023, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $38.3 million and $26.4 million, respectively. The total amount of interest and penalties, net of federal tax benefits, recognized through income tax expense was $11.9 million, $10.0 million and $5.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal tax returns for years 2018 through 2023 remain subject to examination in the U.S. Federal jurisdiction. State tax returns for years 2019 through 2023, remain subject to examination by certain states.
Note 10    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as (i) cash flow hedges with the objective of limiting the variability of interest payment cash flows and (ii) fair value hedges designed to hedge changes in the fair value of outstanding fixed rate instruments caused by fluctuations in the benchmark interest rate. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. All of the Company's derivatives designated as fair value hedges matured in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	December 31, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$4,030,000	$—	$(4,011)	$3,215,000	$—	$(1,048)
Interest rate caps purchased	200,000	3,395	—	200,000	10,157	—
Interest rate collar	125,000	—	(30)	125,000	84	—
Derivatives designated as fair value hedges:
Interest rate swaps	—	—	—	100,000	—	—
	$4,355,000	$3,395	$(4,041)	$3,640,000	$10,241	$(1,048)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
Derivatives designated as cash flow hedges
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$18,235	$23,569	$4,357
Interest expense on borrowings	48,064	44,790	(4,224)
Interest income on loans	(3,923)	(2,620)	(43)
	$62,376	$65,739	$90
During the years ended December 31, 2024, 2023 and 2022, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of December 31, 2024, the amount of net gain expected to be reclassified from AOCI into earnings during the next 12 months was $11.2 million, based on the forward curve. See Note 11 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
Derivatives designated as fair value hedges
No net gain (loss) related to derivatives designated as fair value hedges was recognized in earnings for any of the applicable periods. The following table provides information about the hedged items related to derivatives designated as fair value hedges at December 31, 2023 (in thousands):

	December 31, 2023	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item (1)	$100,000	Loans
Cumulative fair value hedging adjustments	$(1,656)	Loans

(1)This amount was included in the amortized cost basis of a closed portfolio of loans used to designate hedging relationships in a portfolio layer method hedge in which the hedged item is anticipated to be outstanding for the designated hedge period. The amortized cost basis of the closed portfolio used in this hedging relationship was $992 million at December 31, 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. The Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. The Company also enters into foreign currency forward derivative contracts with commercial borrowers to enable borrowers to manage their exposure to foreign currency fluctuations. The Company enters into offsetting forward contracts with primary dealers to mitigate the foreign currency risk associated with these contracts.These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives was not material for the years ended December 31, 2024, 2023, and 2022. The notional amount and fair value of the foreign currency forward derivative contracts were not material at December 31, 2024 and 2023.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	December 31, 2024			December 31, 2023
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$2,767,552	$69,802	$(10,342)	$2,166,813	$76,793	$(16,702)
Pay-variable interest rate swaps	2,767,552	10,342	(69,802)	2,166,813	16,702	(77,257)
Interest rate caps purchased	210,398	1,418	—	65,610	1,922	—
Interest rate caps sold	210,398	—	(1,418)	65,610	—	(1,922)
RPAs purchased	126,578	175	—	77,846	20	—
RPAs sold	424,424	—	(296)	284,910	—	(237)
	$6,506,902	$81,737	$(81,858)	$4,827,602	$95,437	$(96,118)

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
December 31, 2024

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	December 31, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$74,615	$—	$74,615	$(11,161)	$(63,376)	$78
Derivative liabilities	(14,383)	—	(14,383)	11,161	3,222	—
	$60,232	$—	$60,232	$—	$(60,154)	$78

	December 31, 2023
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$88,956	$—	$88,956	$(15,154)	$(73,730)	$72
Derivative liabilities	(17,750)	—	(17,750)	15,154	2,596	—
	$71,206	$—	$71,206	$—	$(71,134)	$72
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 11    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Year Ended December 31, 2024
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$130,244	$(33,864)	$96,380
Amounts reclassified to gain on investment securities available for sale, net	(1,074)	279	(795)
Net change in unrealized gains (losses) on investment securities available for sale	129,170	(33,585)	95,585
Change in net unrealized gains (losses) on derivative instruments:
Net unrealized holding gain arising during the period	31,693	(8,240)	23,453
Amounts reclassified to interest expense on deposits	(18,235)	4,741	(13,494)
Amounts reclassified to interest expense on borrowings	(48,064)	12,497	(35,567)
Amounts reclassified to interest income on loans	3,923	(1,020)	2,903
Net change in unrealized gains (losses) on derivative instruments	(30,683)	7,978	(22,705)
Other comprehensive income	$98,487	$(25,607)	$72,880

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Year Ended December 31, 2023
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$141,227	$(36,719)	$104,508
Amounts reclassified to gain on investment securities available for sale, net	(1,815)	472	(1,343)
Net change in unrealized gains (losses) on investment securities available for sale	139,412	(36,247)	103,165
Change in net unrealized gains (losses) on derivative instruments:
Net unrealized holding gain arising during the period	35,089	(9,123)	25,966
Amounts reclassified to interest expense on deposits	(23,569)	6,128	(17,441)
Amounts reclassified to interest expense on borrowings	(44,790)	11,645	(33,145)
Amounts reclassified to interest income on loans	2,620	(681)	1,939
Net change in unrealized gains (losses) on derivative instruments	(30,650)	7,969	(22,681)
Other comprehensive income	$108,762	$(28,278)	$80,484

	Year Ended December 31, 2022
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gains (losses) on investment securities available for sale:
Net unrealized holding loss arising during the period	$(674,115)	$175,251	$(498,864)
Amounts reclassified to gain on investment securities available for sale, net	(3,927)	1,021	(2,906)
Net change in unrealized gains (losses) on investment securities available for sale	(678,042)	176,272	(501,770)
Change in net unrealized gains (losses) on derivative instruments:
Net unrealized holding gain arising during the period	107,764	(27,893)	79,871
Amounts reclassified to interest expense on deposits	(4,357)	1,133	(3,224)
Amounts reclassified to interest expense on borrowings	4,224	(1,098)	3,126
Amounts reclassified to interest income on loans	43	(11)	32
Net change in unrealized gains (losses) on derivative instruments	107,674	(27,869)	79,805
Other comprehensive loss	$(570,368)	$148,403	$(421,965)
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2021	$2,859	$(18,799)	$(15,940)
Other comprehensive loss	(501,770)	79,805	(421,965)
Balance at December 31, 2022	(498,911)	61,006	(437,905)
Other comprehensive income	103,165	(22,681)	80,484
Balance at December 31, 2023	(395,746)	38,325	(357,421)
Other comprehensive income	95,585	(22,705)	72,880
Balance at December 31, 2024	$(300,161)	$15,620	$(284,541)
Note 12    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In 2023, the Board of Directors and the Company's stockholders approved the 2023 Plan. Previously, awards were administered under the 2014 Plan or the 2010 Plan. The Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. As of December 31, 2024, no further awards are available for issuance under the 2014 or 2010 plans although unvested awards issued under the 2014 plan are still outstanding. The number of shares of common stock authorized for award under the 2023 Plan is 3,766,764, of which 1,679,655 shares remain available for issuance as of December 31, 2024. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. Unvested awards become fully vested in the event of a change in control, subject to a double trigger, as defined.
Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Compensation cost of equity based awards:
RSAs	$16,237	$16,122	$16,203
Executive share-based awards	7,244	3,351	4,239
Non-executive RSUs	7,615	5,081	4,886
Total compensation cost of equity based awards	31,096	24,554	25,328
Related tax benefits	(8,085)	(6,384)	(6,585)
Compensation cost of equity based awards, net of tax	$23,011	$18,170	$18,743
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

A summary of activity related to non-executive share-based awards for the periods indicated follows:

	RSA		Non-Executive RSU
	Number of Share Awards	Weighted Average Grant Date Fair Value	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2021	1,179,684	$37.17	—	$—
Granted	496,361	41.75	294,331	41.87
Vested	(391,693)	36.72	—	—
Canceled or forfeited	(90,037)	39.38	(36,355)	41.87
Unvested share awards outstanding, December 31, 2022	1,194,315	39.05	257,976	41.87
Granted	509,139	33.51	378,609	35.39
Vested	(542,003)	37.81	—	—
Canceled or forfeited	(145,051)	37.92	(23,094)	35.39
Unvested share awards outstanding, December 31, 2023	1,016,400	37.10	613,491	38.11
Granted	484,650	26.71	372,274	26.23
Vested	(405,491)	35.62	(205,223)	37.78
Canceled or forfeited	(23,376)	34.25	(91,293)	34.62
Unvested share awards outstanding, December 31, 2024	1,072,183	$33.03	689,249	$32.25
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Range of the closing price on date of grant	$26.23 - $40.30	$16.94 - $35.39	$39.39 - $43.67
Aggregate grant date fair value of shares vesting	$22,060	$20,757	$14,383
The total unrecognized compensation cost of $32.9 million for all RSAs and non-executive RSUs outstanding at December 31, 2024, will be recognized over a weighted average remaining period of 2.3 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and vest on December 31st in equal tranches over four years for grant periods prior to 2023, and over three years for awards issued from 2023 onwards. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of the performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2021	119,488	243,607
Granted	66,990	66,990
Vested	(77,648)	(73,062)
Unvested executive share-based awards outstanding, December 31, 2022	108,830	237,535
Granted	136,778	136,778
Vested	(104,976)	(106,731)
Unvested executive share-based awards outstanding, December 31, 2023	140,632	267,582
Granted	105,173	105,173
Vested	(113,351)	(63,814)
Unvested executive share-based awards outstanding, December 31, 2024	132,454	308,941
The total liability for these executive share-based awards was $13.5 million at December 31, 2024. The total unrecognized compensation cost of $10.1 million for unvested executive share-based awards at December 31, 2024 will be recognized over a weighted average remaining period of 1.4 years.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation liabilities of $46 million and $43 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2024 and 2023, respectively. Deferred compensation expense was not material for the years ended December 31, 2024, 2023 and 2022.BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. Matching contributions to the 401(k) Plan made by the Company were not material for the years ended December 31, 2024, 2023 and 2022.
Note 13    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2024 and 2023, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company at the dates indicated (dollars in thousands):

	December 31, 2024
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,024,425	8.48%	N/A (1)	N/A (1)	$1,425,865	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,024,425	12.01%	$1,636,789	6.50%	$1,133,162	4.50%	$1,762,696	7.00%
Tier 1 risk-based capital	$3,024,425	12.01%	$2,014,510	8.00%	$1,510,883	6.00%	$2,140,417	8.50%
Total risk-based capital	$3,548,872	14.09%	$2,518,138	10.00%	$2,014,510	8.00%	$2,644,044	10.50%
BankUnited:
Tier 1 leverage	$3,444,673	9.67%	$1,780,805	5.00%	$1,424,644	4.00%	N/A	N/A
CET1 risk-based capital	$3,444,673	13.70%	$1,634,262	6.50%	$1,131,412	4.50%	$1,759,974	7.00%
Tier 1 risk-based capital	$3,444,673	13.70%	$2,011,399	8.00%	$1,508,549	6.00%	$2,137,112	8.50%
Total risk-based capital	$3,669,120	14.59%	$2,514,249	10.00%	$2,011,399	8.00%	$2,639,961	10.50%

	December 31, 2023
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,865,758	7.93%	N/A (1)	N/A (1)	$1,446,093	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,865,758	11.39%	$1,635,794	6.50%	$1,132,472	4.50%	$1,761,624	7.00%
Tier 1 risk-based capital	$2,865,758	11.39%	$2,013,284	8.00%	$1,509,963	6.00%	$2,139,115	8.50%
Total risk-based capital	$3,366,597	13.38%	$2,516,605	10.00%	$2,013,284	8.00%	$2,642,436	10.50%
BankUnited:
Tier 1 leverage	$3,287,884	9.11%	$1,805,277	5.00%	$1,444,221	4.00%	N/A	N/A
CET1 risk-based capital	$3,287,884	13.09%	$1,632,880	6.50%	$1,130,456	4.50%	$1,758,486	7.00%
Tier 1 risk-based capital	$3,287,884	13.09%	$2,009,699	8.00%	$1,507,274	6.00%	$2,135,305	8.50%
Total risk-based capital	$3,488,723	13.89%	$2,512,124	10.00%	$2,009,699	8.00%	$2,637,730	10.50%

(1)There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Upon the adoption of ASU 2016-13 effective January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The CECL deferral will be fully phased in beginning January 1, 2025.
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
December 31, 2024

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	December 31, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$202,952	$—	$202,952
U.S. Government agency and sponsored enterprise residential MBS	—	2,649,690	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	—	495,753	495,753
Private label residential MBS and CMOs	—	2,238,046	2,238,046
Private label commercial MBS	—	1,784,029	1,784,029
Single family real estate-backed securities	—	327,081	327,081
Collateralized loan obligations	—	1,132,699	1,132,699
Non-mortgage asset-backed securities	—	94,454	94,454
State and municipal obligations	—	104,010	104,010
SBA securities	—	72,702	72,702
Marketable equity securities	28,828	—	28,828
Derivative assets	—	85,132	85,132
Total assets at fair value	$231,780	$8,983,596	$9,215,376
Derivative liabilities	$—	$(85,899)	$(85,899)
Total liabilities at fair value	$—	$(85,899)	$(85,899)

	December 31, 2023
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$130,592	$—	$130,592
U.S. Government agency and sponsored enterprise residential MBS	—	1,924,207	1,924,207
U.S. Government agency and sponsored enterprise commercial MBS	—	497,859	497,859
Private label residential MBS and CMOs	—	2,295,730	2,295,730
Private label commercial MBS	—	2,198,743	2,198,743
Single family real estate-backed securities	—	366,255	366,255
Collateralized loan obligations	—	1,112,824	1,112,824
Non-mortgage asset-backed securities	—	102,780	102,780
State and municipal obligations	—	102,618	102,618
SBA securities	—	103,024	103,024
Marketable equity securities	32,722	—	32,722
Derivative assets	—	105,678	105,678
Total assets at fair value	$163,314	$8,809,718	$8,973,032
Derivative liabilities	$—	$(97,166)	$(97,166)
Total liabilities at fair value	$—	$(97,166)	$(97,166)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	December 31, 2024	December 31, 2023
Collateral dependent loans	$165,951	$50,885
OREO	2,577	29
	$168,528	$50,914
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$491,116	$491,116	$588,283	$588,283
Investment securities	1/2	$9,130,244	$9,130,244	$8,877,354	$8,877,281
Non-marketable equity securities	2	$206,297	$206,297	$310,084	$310,084
Loans, net	3	$24,074,827	$23,053,011	$24,430,995	$23,075,192
Derivative assets	2	$85,132	$85,132	$105,678	$105,678
Liabilities:
Demand, savings and money market deposits	2	$23,564,414	$23,564,414	$21,374,483	$21,374,483
Time deposits	2	$4,301,289	$4,279,475	$5,163,995	$5,133,119
FHLB advances	2	$2,930,000	$2,929,896	$5,115,000	$5,115,637
Notes and other borrowings	2	$708,553	$695,457	$708,973	$676,077
Derivative liabilities	2	$85,899	$85,899	$97,166	$97,166
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
December 31, 2024

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
Total lending related commitments outstanding at December 31, 2024 were as follows (in thousands):

Commitments to fund loans	$261,634
Unfunded commitments under lines of credit	4,676,612
Commercial and standby letters of credit	171,985
$5,110,231
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 16    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$274,350	$262,036
Marketable equity securities, at fair value	28,828	32,722
Investment in BankUnited, N.A.	3,233,366	2,999,190
Other assets	7,423	7,739
Total assets	$3,543,967	$3,301,687
Liabilities and Stockholders' Equity:
Notes payable	$683,924	$682,472
Other liabilities	45,725	41,294
Stockholders' equity	2,814,318	2,577,921
Total liabilities and stockholders' equity	$3,543,967	$3,301,687
Condensed Statements of Income

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Years Ended December 31,
	2024	2023	2022
Income:
Interest and dividends on investment securities	$1,729	$3,751	$5,047
Service fees from subsidiary	16,775	16,749	17,185
Equity in earnings of subsidiary	276,296	225,288	338,911
Gain (loss) on investment securities	1,053	(11,555)	(19,732)
Gain on extinguishment of debt	—	904	—
Total	295,853	235,137	341,411
Expense:
Interest on borrowings	35,765	36,057	36,210
Employee compensation and benefits	34,624	28,271	29,189
Other	4,097	4,995	3,857
Total	74,486	69,323	69,256
Income before income taxes	221,367	165,814	272,155
Benefit for income taxes	(11,100)	(12,857)	(12,816)
Net income	$232,467	$178,671	$284,971

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Condensed Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$232,467	$178,671	$284,971
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(161,296)	(140,288)	266,089
Equity based compensation	21,573	26,315	25,179
Other	5,046	8,936	1,858
Net cash provided by operating activities	97,790	73,634	578,097
Cash flows from investing activities:
Proceeds from sale, maturities and calls of investment securities	5,000	73,962	10,000
Other	—	(160)	—
Net cash provided by investing activities	5,000	73,802	10,000
Cash flows from financing activities:
Dividends paid	(85,513)	(79,091)	(79,443)
Repurchase of common stock	—	(55,154)	(401,288)
Repurchase of senior notes	—	(10,554)	—
Other	(4,963)	(6,883)	(5,296)
Net cash used in financing activities	(90,476)	(151,682)	(486,027)
Net increase (decrease) in cash and cash equivalents	12,314	(4,246)	102,070
Cash and cash equivalents, beginning of period	262,036	266,282	164,212
Cash and cash equivalents, end of period	$274,350	$262,036	$266,282
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$22,176	$20,706	$19,346
Dividends received by BankUnited, Inc. from the Bank totaled $115 million, $85 million and $605 million for the years ended December 31, 2024, 2023 and 2022, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 17    Quarterly Financial Information (Unaudited)
Financial information by quarter for the periods indicated follows (in thousands, except per share data):

	2024
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$467,988	$492,356	$483,298	$481,474	$1,925,116
Interest expense	228,729	258,228	257,276	266,617	1,010,850
Net interest income before provision for credit losses	239,259	234,128	226,022	214,857	914,266
Provision for credit losses	11,001	9,248	19,538	15,285	55,072
Net interest income after provision for credit losses	228,258	224,880	206,484	199,572	859,194
Non-interest income	25,205	22,888	24,185	26,877	99,155
Non-interest expense	160,472	164,582	157,706	159,240	642,000
Income before income taxes	92,991	83,186	72,963	67,209	316,349
Provision for income taxes	23,689	21,734	19,230	19,229	83,882
Net income	$69,302	$61,452	$53,733	$47,980	$232,467
Earnings per common share, basic	$0.92	$0.82	$0.72	$0.64	$3.10
Earnings per common share, diluted	$0.91	$0.81	$0.72	$0.64	$3.08

	2023
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$483,205	$470,539	$463,421	$440,416	$1,857,581
Interest expense	265,995	255,697	249,543	212,542	983,777
Net interest income before provision for credit losses	217,210	214,842	213,878	227,874	873,804
Provision for credit losses	19,253	33,049	15,517	19,788	87,607
Net interest income after provision for credit losses	197,957	181,793	198,361	208,086	786,197
Non-interest income	17,092	27,724	25,487	16,535	86,838
Non-interest expense	190,863	147,090	145,218	152,780	635,951
Income before income taxes	24,186	62,427	78,630	71,841	237,084
Provision for income taxes	3,374	15,446	20,634	18,959	58,413
Net income	$20,812	$46,981	$57,996	$52,882	$178,671
Earnings per common share, basic	$0.27	$0.63	$0.78	$0.71	$2.39
Earnings per common share, diluted	$0.27	$0.63	$0.78	$0.70	$2.38
Non-interest expense for the first quarter of 2024 and fourth quarter of 2023 was negatively impacted by $5.2 million and $35.4 million FDIC special assessments, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity," "Election of Directors" and "Insider Trading Policy" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Compensation of our Named Executive Officers" in the 2025 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2025 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2025 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2025 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)List of documents filed as part of this report:
1)    Financial Statements:
    Management's Report on Internal Control Over Financial Reporting
    Reports of Independent Registered Public Accounting Firms
    Consolidated Balance Sheets as of December 31, 2024 and 2023
    Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
    Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
    Notes to Consolidated Financial Statements
2)    Financial Statement Schedules:
Financial statement schedules are omitted as not required or not applicable or because the information is included in the Consolidated Financial Statements or notes thereto.
3)    List of Exhibits:
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Annual Report on Form 10-K of the Company filed February 28, 2018
3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed August 15, 2016
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
4.2	Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.3	First Supplemental Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.4	Form of 4.875% Senior Note due 2025 (included as part of Exhibit 4.3 above)	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.5	Indenture dated as of June 11, 2020 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed June 11, 2020
4.6	First Supplemental Indenture dated as of June 11, 2020 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed June 11, 2020
4.7	Form of 5.125% Subordinated Notes due 2030	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed, June 11, 2020
4.8	Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.8 to the Annual Report on Form 10-K of the Company filed February 20, 2024
10.1	BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1b to the Annual Report on Form 10-K of the Company filed February 26, 2015
10.1a	Amendment to the BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1a to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3a	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.3b	BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 11, 2014

Exhibit Number	Description	Location
10.3c	Amendment No. 1 to the BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 10, 2020
10.3d	BankUnited, Inc. 2023 Omnibus Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2023
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
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
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 2, 2023
10.13	Restricted Share Unit Agreement, dated December 29, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 3, 2017
19.1	BankUnited, Inc. Policy on Insider Trading	Filed herewith

Exhibit Number	Description	Location
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of Deloitte and Touche LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	BankUnited, Inc. Policy on Compensation Recovery	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKUNITED, INC.
Date:	February 28, 2025	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2025
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Leslie N. Lunak
/s/ TERE BLANCA	Director	February 28, 2025
Tere Blanca
/s/ JOHN N. DIGIACOMO	Director	February 28, 2025
John N. DiGiacomo
/s/ MICHAEL J. DOWLING	Director	February 28, 2025
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 28, 2025
Douglas J. Pauls
/s/ WILLIAM S. RUBENSTEIN	Director	February 28, 2025
William S. Rubenstein
/s/ SANJIV SOBTI	Director	February 28, 2025
Sanjiv Sobti
/s/ GERMAINE SMITH-BAUGH	Director	February 28, 2025
Germaine Smith-Baugh
/s/ LYNNE WINES	Director	February 28, 2025
Lynne Wines