Form 10-Q
period 2025-03-31
BankUnited, Inc.
filed 2025-05-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of May 6, 2025 was 75,211,923.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2025

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout Loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CD	Certificate of Deposit
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 capital
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
CPR	Constant prepayment rate
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HOA	Homeowner Association
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
NIDDA	Non-interest bearing demand deposits
ii

NPA	Non-performing asset
NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
RPA	Risk Participation Agreement
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tri-State	New York, New Jersey and Connecticut
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks:
Non-interest bearing	$12,727	$12,078
Interest bearing	431,018	479,038
Cash and cash equivalents	443,745	491,116
Investment securities	9,099,809	9,130,244
Non-marketable equity securities	181,359	206,297
Loans	23,989,899	24,297,980
Allowance for credit losses	(219,747)	(223,153)
Loans, net	23,770,152	24,074,827
Bank owned life insurance	293,886	284,570
Operating lease equipment, net	218,621	223,844
Goodwill	77,637	77,637
Other assets	746,788	753,207
Total assets	$34,831,997	$35,241,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,069,275	$7,616,182
Interest bearing	4,776,223	4,892,814
Savings and money market	10,788,919	11,055,418
Time	4,423,408	4,301,289
Total deposits	28,057,825	27,865,703
FHLB advances	2,405,000	2,930,000
Notes and other borrowings	709,091	708,553
Other liabilities	762,499	923,168
Total liabilities	31,934,415	32,427,424

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 75,242,048 and 74,748,370 shares issued and outstanding	752	747
Paid-in capital	301,321	301,672
Retained earnings	2,831,743	2,796,440
Accumulated other comprehensive loss	(236,234)	(284,541)
Total stockholders' equity	2,897,582	2,814,318
Total liabilities and stockholders' equity	$34,831,997	$35,241,742

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans	$321,384	$347,257
Investment securities	113,869	124,179
Other	8,436	10,038
Total interest income	443,689	481,474
Interest expense:
Deposits	174,210	209,998
Borrowings	36,340	56,619
Total interest expense	210,550	266,617
Net interest income before provision for credit losses	233,139	214,857
Provision for credit losses	15,111	15,285
Net interest income after provision for credit losses	218,028	199,572
Non-interest income:
Deposit service charges and fees	5,235	5,313
Lease financing	4,313	11,440
Other non-interest income	12,722	10,124
Total non-interest income	22,270	26,877
Non-interest expense:
Employee compensation and benefits	82,746	75,920
Occupancy and equipment	11,343	10,569
Deposit insurance expense	7,227	13,530
Technology	22,780	20,315
Depreciation of operating lease equipment	4,009	9,213
Other non-interest expense	32,121	29,693
Total non-interest expense	160,226	159,240
Income before income taxes	80,072	67,209
Provision for income taxes	21,596	19,229
Net income	$58,476	$47,980
Earnings per common share, basic	$0.78	$0.64
Earnings per common share, diluted	$0.78	$0.64

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$58,476	$47,980
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	50,667	26,936
Reclassification adjustment for net (gains) losses realized in income	(611)	21
Net change in unrealized gains (losses) on securities available for sale	50,056	26,957
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	2,751	21,204
Reclassification adjustment for net gains realized in income	(4,500)	(14,668)
Net change in unrealized gains (losses) on derivative instruments	(1,749)	6,536
Other comprehensive income	48,307	33,493
Comprehensive income	$106,783	$81,473

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$58,476	$47,980
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(5,133)	(3,690)
Provision for credit losses	15,111	15,285
Share based compensation	5,175	5,883
Depreciation and amortization	14,072	17,213
Deferred income taxes	13,330	(5,865)
Proceeds from sale of loans held for sale, net	23,437	37,431
Daily cash settlement of derivative instruments, net	(9,417)	10,883
Other:
Increase in other assets	(38,618)	(28,735)
Decrease in other liabilities	(60,035)	(29,889)
Net cash provided by operating activities	16,398	66,496

Cash flows from investing activities:
Purchases of investment securities	(826,791)	(309,549)
Proceeds from repayments and calls of investment securities	625,243	266,878
Proceeds from sale of investment securities	206,400	32,067
Purchases of non-marketable equity securities	(21,375)	(108,063)
Proceeds from redemption of non-marketable equity securities	46,313	165,538
Purchases of loans	(95,639)	(66,570)
Loan originations and repayments, net	363,863	440,699
Proceeds from surrender of BOLI	—	32,144
Disposition of operating lease equipment	1,476	46,418
Other investing activities	(27,614)	(12,072)
Net cash provided by investing activities	271,876	487,490
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Net increase in deposits	192,122	488,886
Additions to FHLB borrowings	80,000	285,000
Repayments of FHLB borrowings	(605,000)	(1,495,000)
Dividends paid	(22,176)	(20,706)
Other financing activities	19,409	20,767
Net cash used in financing activities	(335,645)	(721,053)
Net decrease in cash and cash equivalents	(47,371)	(167,067)
Cash and cash equivalents, beginning of period	491,116	588,283
Cash and cash equivalents, end of period	$443,745	$421,216

Supplemental disclosure of cash flow information:
Interest paid	$204,691	$261,376
Income taxes paid, net	$29,057	$36,907

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$23,797	$37,576
Dividends declared, not paid	$23,173	$21,533

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	74,748,370	$747	$301,672	$2,796,440	$(284,541)	$2,814,318
Comprehensive income	—	—	—	58,476	48,307	106,783
Dividends ($0.31 per common share)	—	—	—	(23,173)	—	(23,173)
Equity based compensation, net of shares forfeited and surrendered	493,678	5	(351)	—	—	(346)
Balance at March 31, 2025	75,242,048	$752	$301,321	$2,831,743	$(236,234)	$2,897,582

Balance at December 31, 2023	74,372,505	$744	$283,642	$2,650,956	$(357,421)	$2,577,921
Comprehensive income	—	—	—	47,980	33,493	81,473
Dividends ($0.29 per common share)	—	—	—	(21,533)	—	(21,533)
Equity based compensation, net of shares forfeited and surrendered	400,201	4	2,527	—	—	2,531
Balance at March 31, 2024	74,772,706	$748	$286,169	$2,677,403	$(323,928)	$2,640,392

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected in future periods.
The Company has a single operating segment and thus a single reportable segment. The Company’s CEO is the CODM. While the CODM monitors the revenue streams and deposit and loan balances of its lines of business, the business lines serve a similar base of primarily commercial clients and provide a comparable range of products and services, all managed through similar processes and platforms. The CODM regularly assesses the performance of its single operating and reporting segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. The CODM reviews expense information at the same level of detail as that disclosed in the Company's consolidated financial statements.
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
March 31, 2025

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2025	2024
Basic earnings per common share:
Numerator:
Net income	$58,476	$47,980
Distributed and undistributed earnings allocated to participating securities	(821)	(680)
Income allocated to common stockholders for basic earnings per common share	$57,655	$47,300
Denominator:
Weighted average common shares outstanding	74,918,750	74,509,107
Less average unvested stock awards	(1,101,408)	(1,127,838)
Weighted average shares for basic earnings per common share	73,817,342	73,381,269
Basic earnings per common share	$0.78	$0.64
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$57,655	$47,300
Adjustment for earnings reallocated from participating securities	4	1
Income used in calculating diluted earnings per common share	$57,659	$47,301
Denominator:
Weighted average shares for basic earnings per common share	73,817,342	73,381,269
Dilutive effect of certain share-based awards	562,488	255,824
Weighted average shares for diluted earnings per common share	74,379,830	73,637,093
Diluted earnings per common share	$0.78	$0.64
Potentially dilutive unvested shares totaling 1,156,257 and 1,142,702 were outstanding at March 31, 2025 and 2024, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Note 3    Investment Securities
Investment securities include investment securities available for sale and marketable equity securities. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$214,813	$1,051	$(9,111)	$206,753
U.S. Government agency and sponsored enterprise residential MBS	2,735,833	8,813	(20,078)	2,724,568
U.S. Government agency and sponsored enterprise commercial MBS	555,695	358	(53,526)	502,527
Private label residential MBS and CMOs	2,509,808	1,150	(225,073)	2,285,885
Private label commercial MBS	1,799,267	2,079	(30,894)	1,770,452
Single family real estate-backed securities	282,569	221	(5,837)	276,953
Collateralized loan obligations	1,055,659	2,602	(555)	1,057,706
Non-mortgage asset-backed securities	94,249	72	(2,061)	92,260
State and municipal obligations	109,805	91	(5,293)	104,603
SBA securities	71,147	38	(2,028)	69,157
	$9,428,845	$16,475	$(354,456)	9,090,864
Marketable equity securities				8,945
				$9,099,809

	December 31, 2024
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$214,796	$165	$(12,009)	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,672,554	3,607	(26,471)	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	557,489	156	(61,892)	495,753
Private label residential MBS and CMOs	2,491,033	506	(253,493)	2,238,046
Private label commercial MBS	1,822,881	1,836	(40,688)	1,784,029
Single family real estate-backed securities	335,047	108	(8,074)	327,081
Collateralized loan obligations	1,131,088	1,804	(193)	1,132,699
Non-mortgage asset-backed securities	96,865	144	(2,555)	94,454
State and municipal obligations	110,388	13	(6,391)	104,010
SBA securities	74,900	37	(2,235)	72,702
	$9,507,041	$8,376	$(414,001)	9,101,416
Marketable equity securities				28,828
				$9,130,244
Accrued interest receivable on investments totaled $33 million and $36 million at March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

At March 31, 2025, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$920,713	$899,055
Due after one year through five years	4,918,945	4,832,597
Due after five years through ten years	2,419,249	2,287,157
Due after ten years	1,169,938	1,072,055
	$9,428,845	$9,090,864
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $7.7 billion and $7.9 billion at March 31, 2025 and December 31, 2024, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Gross realized gains on investment securities AFS	$862	$27
Gross realized losses on investment securities AFS	(37)	(55)
Net realized gain (loss)	825	(28)

Net gain on marketable equity securities recognized in earnings	119	803

Gain on investment securities, net	$944	$775

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$53,612	$(1,558)	$42,068	$(7,553)	$95,680	$(9,111)
U.S. Government agency and sponsored enterprise residential MBS	393,038	(1,804)	761,197	(18,274)	1,154,235	(20,078)
U.S. Government agency and sponsored enterprise commercial MBS	35,849	(728)	400,663	(52,798)	436,512	(53,526)
Private label residential MBS and CMOs	92,995	(584)	2,025,552	(224,489)	2,118,547	(225,073)
Private label commercial MBS	115,343	(601)	828,073	(30,293)	943,416	(30,894)
Single family real estate-backed securities	—	—	229,752	(5,837)	229,752	(5,837)
Collateralized loan obligations	288,273	(554)	906	(1)	289,179	(555)
Non-mortgage asset-backed securities	—	—	70,328	(2,061)	70,328	(2,061)
State and municipal obligations	6,480	(58)	55,378	(5,235)	61,858	(5,293)
SBA securities	—	—	64,403	(2,028)	64,403	(2,028)
	$985,590	$(5,887)	$4,478,320	$(348,569)	$5,463,910	$(354,456)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$126,710	$(3,195)	$40,791	$(8,814)	$167,501	$(12,009)
U.S. Government agency and sponsored enterprise residential MBS	895,759	(5,474)	936,106	(20,997)	1,831,865	(26,471)
U.S. Government agency and sponsored enterprise commercial MBS	55,431	(1,545)	394,735	(60,347)	450,166	(61,892)
Private label residential MBS and CMOs	147,700	(954)	2,040,335	(252,539)	2,188,035	(253,493)
Private label commercial MBS	44,000	(302)	1,199,150	(40,386)	1,243,150	(40,688)
Single family real estate-backed securities	—	—	301,973	(8,074)	301,973	(8,074)
Collateralized loan obligations	336,924	(189)	7,726	(4)	344,650	(193)
Non-mortgage asset-backed securities	—	—	71,789	(2,555)	71,789	(2,555)
State and municipal obligations	15,765	(148)	54,820	(6,243)	70,585	(6,391)
SBA securities	—	—	67,880	(2,235)	67,880	(2,235)
	$1,622,289	$(11,807)	$5,115,305	$(402,194)	$6,737,594	$(414,001)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three months ended March 31, 2025 and 2024. At March 31, 2025, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.
At March 31, 2025, 392 securities available for sale were in unrealized loss positions. The amount of unrealized losses related to 103 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.9 million and no further analysis with respect to these securities was considered necessary. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at March 31, 2025, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $338.0 million at March 31, 2025, compared to $405.6 million at December 31, 2024, improving by $67.6 million during the three months ended March 31, 2025. While the majority of securities in the portfolio were floating rate at March 31, 2025, fixed rate securities accounted for the substantial majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At March 31, 2025, six U.S. treasury, 67 U.S. Government agency and sponsored enterprise residential MBS, 20 U.S. Government agency and sponsored enterprise commercial MBS, and 18 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities:
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2025. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at March 31, 2025, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At March 31, 2025, 113 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our March 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 3% compared to weighted average credit support of 18%. As of March 31, 2025, 94% of impaired securities in this category, based on carrying value, were externally rated AAA, 4% were rated AA, 1% were rated A and one security was not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Private label commercial MBS
At March 31, 2025, 41 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our March 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 7% compared to weighted average credit support of 46%. As of March 31, 2025, 81% of impaired securities in this category, based on carrying value, were externally rated AAA, 15% were rated AA and 4% were rated A. There was no single-asset, single-borrower exposure.
Single family real estate-backed securities
At March 31, 2025, eight single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our March 31, 2025 analysis projected weighted average collateral losses for this category of 8% compared to weighted average credit support of 55%. As of March 31, 2025, 42% of impaired securities in this category, based on carrying value, were externally rated AAA, 27% were rated AA and one security was not externally rated.
Collateralized loan obligations
At March 31, 2025, seven collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at March 31, 2025. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. The high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our March 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 17% compared to weighted average credit support of 40%. As of March 31, 2025, 70% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 30% were rated AA.
Non-mortgage asset-backed securities
At March 31, 2025, five non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our March 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 4% compared to weighted average credit support of 30%. As of March 31, 2025, 27% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 73% were rated AA.
State and Municipal Obligations
At March 31, 2025, four state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of March 31, 2025, 100% of the impaired securities in this category, based on carrying value, were externally rated AAA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$5,602,711	23.4%	$5,652,203	23.3%
Construction and land	603,385	2.5%	561,989	2.3%
Owner occupied commercial real estate	1,967,984	8.2%	1,941,004	8.0%
Commercial and industrial	6,916,996	28.8%	7,042,222	28.9%
Pinnacle - municipal finance	688,986	2.9%	720,661	3.0%
Franchise and equipment finance	165,095	0.7%	213,477	0.9%
Mortgage warehouse lending	580,248	2.4%	585,610	2.4%
	16,525,405	68.9%	16,717,166	68.8%
Residential:
1-4 single family residential	6,405,196	26.7%	6,508,922	26.8%
Government insured residential	1,059,298	4.4%	1,071,892	4.4%
	7,464,494	31.1%	7,580,814	31.2%
Total loans	23,989,899	100.0%	24,297,980	100.0%
Allowance for credit losses	(219,747)		(223,153)
Loans, net	$23,770,152		$24,074,827
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $31 million and $33 million at March 31, 2025 and December 31, 2024, respectively. The amortized cost of PCD loans totaled $37 million and $38 million at March 31, 2025 and December 31, 2024, respectively.
Included in loans, net are direct or sales type finance leases totaling $427 million and $459 million at March 31, 2025 and December 31, 2024, respectively. The amount of income recognized from direct or sales type finance leases for the three months ended March 31, 2025 and 2024 totaled $2.9 million and $4.0 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three months ended March 31, 2025 and 2024, the Company purchased residential loans totaling $96 million and $67 million, respectively.
At March 31, 2025 and December 31, 2024, the Company had pledged loans with a carrying value of approximately $15.6 billion and $15.8 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $119 million and $120 million at March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three months ended March 31, 2025 and 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025			2024
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$211,203	$11,950	$223,153	$195,058	$7,631	$202,689
Provision (recovery)	12,346	3,617	15,963	16,779	(974)	15,805
Charge-offs	(22,757)	—	(22,757)	(5,352)	(34)	(5,386)
Recoveries	3,388	—	3,388	4,444	4	4,448
Ending balance	$204,180	$15,567	$219,747	$210,929	$6,627	$217,556
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined by weighting three third-party provided economic scenarios.
The ACL remained at 0.92% of total loans, decreasing by $3.4 million at March 31, 2025, compared to December 31, 2024. The most significant factor leading to the decrease in the ACL for the three months ended March 31, 2025, was net charge offs, the impact of which was partially offset by an increase in specific reserves, risk rating migration and an increase in qualitative overlays, particularly related to economic uncertainty.
The following table presents gross charge-offs during the three months ended March 31, 2025, by year of origination (in thousands):

	Gross Charge-offs By Loan Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$8,512	$—	$8,512
C&I	—	37	249	2,888	—	311	10,760	14,245
	$—	$37	$249	$2,888	$—	$8,823	$10,760	$22,757
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Amount related to funded portion of loans	$15,963	$15,805
Amount related to off-balance sheet credit exposures	(852)	(520)
Total provision for credit losses	$15,111	$15,285

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Credit quality information
Credit quality of loans held for investment is continuously monitored by dedicated commercial portfolio management and residential credit risk management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity or potential disruptions in economic activity, health of the national, regional and to a lesser extent global economies, interest rates, industry trends, demographic trends, inflationary trends, including particularly for commercial real estate loans the cost of insurance, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values and related market dynamics. Particularly for the office sector, the evolving impact of hybrid and remote work on vacancies and valuations is a factor. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are one indicator of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances greater than $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Commercial credit exposure based on internal risk rating (in thousands):

	March 31, 2025
	Amortized Cost By Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
CRE
Pass	$187,100	$933,871	$827,637	$1,063,797	$520,777	$1,744,976	$114,844	$5,393,002
Special mention	—	—	—	21,559	—	49,020	—	70,579
Substandard	—	—	21,851	132,051	120,118	468,495	—	742,515
Total CRE	$187,100	$933,871	$849,488	$1,217,407	$640,895	$2,262,491	$114,844	$6,206,096
C&I
Pass	$287,535	$1,387,144	$1,112,264	$955,535	$440,535	$1,285,772	$2,866,496	$8,335,281
Special mention	—	44,416	3,063	5,275	5,366	17,444	47,063	122,627
Substandard	—	375	77,294	115,313	38,370	96,657	97,253	425,262
Doubtful	—	—	—	—	—	—	1,810	1,810
Total C&I	$287,535	$1,431,935	$1,192,621	$1,076,123	$484,271	$1,399,873	$3,012,622	$8,884,980
Pinnacle - municipal finance
Pass	$4,115	$56,527	$97,377	$87,839	$49,211	$393,917	$—	$688,986
Total Pinnacle - municipal finance	$4,115	$56,527	$97,377	$87,839	$49,211	$393,917	$—	$688,986
Franchise and equipment finance
Pass	$—	$—	$1,957	$25,538	$32,165	$83,087	$—	$142,747
Substandard	—	—	—	—	—	22,132	—	22,132
Doubtful	—	—	—	—	—	216	—	216
Total Franchise and equipment finance	$—	$—	$1,957	$25,538	$32,165	$105,435	$—	$165,095
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$580,248	$580,248
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$580,248	$580,248

	December 31, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$921,888	$783,342	$1,119,032	$609,452	$399,806	$1,478,261	$114,648	$5,426,429
Special mention	—	—	—	—	39,714	19,057	—	58,771
Substandard	—	21,853	131,816	121,005	76,590	377,728	—	728,992
Total CRE	$921,888	$805,195	$1,250,848	$730,457	$516,110	$1,875,046	$114,648	$6,214,192
C&I
Pass	$1,514,746	$1,182,701	$962,478	$470,041	$269,508	$1,085,412	$2,931,044	$8,415,930
Special mention	45,092	8,231	73,226	35,581	—	—	41,486	203,616
Substandard	—	49,681	74,001	40,108	10,529	101,028	81,798	357,145
Doubtful	—	—	—	—	—	—	6,535	6,535
Total C&I	$1,559,838	$1,240,613	$1,109,705	$545,730	$280,037	$1,186,440	$3,060,863	$8,983,226
Pinnacle - municipal finance
Pass	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Total Pinnacle - municipal finance	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Franchise and equipment finance
Pass	$—	$2,014	$26,408	$54,871	$16,435	$84,879	$174	$184,781
Substandard	—	—	—	1,486	275	26,614	—	28,375
Doubtful	—	—	—	—	—	321	—	321
Total Franchise and equipment finance	$—	$2,014	$26,408	$56,357	$16,710	$111,814	$174	$213,477
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$585,610	$585,610
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$585,610	$585,610

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

At March 31, 2025 and December 31, 2024, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Special mention	$193,206	$262,387
Substandard - accruing	962,342	894,754
Substandard - non-accruing	227,567	219,758
Doubtful	2,026	6,856
Total	$1,385,141	$1,383,755
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency status is updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the first quarter of 2025. LTVs are typically at origination. Substantially all of the government insured residential loans are government insured Buyout Loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	March 31, 2025
	Amortized Cost By Origination Year
Days Past Due	2025	2024	2023	2022	2021	Prior	Total
Current	$39,282	$242,031	$292,036	$991,425	$2,694,878	$2,067,363	$6,327,015
30 - 59 Days Past Due	—	6,846	2,033	7,140	16,977	16,571	49,567
60 - 89 Days Past Due	—	—	—	3,702	1,829	2,248	7,779
90 Days or More Past Due	—	129	—	2,269	6,364	12,073	20,835
	$39,282	$249,006	$294,069	$1,004,536	$2,720,048	$2,098,255	$6,405,196

	December 31, 2024
	Amortized Cost By Origination Year
Days Past Due	2024	2023	2022	2021	2020	Prior	Total
Current	$251,767	$304,595	$1,012,777	$2,744,941	$798,346	$1,340,402	$6,452,828
30 - 59 Days Past Due	—	3,045	4,948	15,368	474	9,140	32,975
60 - 89 Days Past Due	156	—	1,445	4,007	—	547	6,155
90 Days or More Past Due	—	—	2,486	3,457	—	11,021	16,964
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	March 31, 2025
	Amortized Cost By Origination Year
LTV	2025	2024	2023	2022	2021	Prior	Total
Less than 61%	$7,772	$27,204	$49,569	$230,715	$1,102,523	$712,228	$2,130,011
61% - 70%	6,080	32,870	39,912	258,416	750,000	496,804	1,584,082
71% - 80%	18,724	154,875	166,982	511,909	836,030	851,782	2,540,302
More than 80%	6,706	34,057	37,606	3,496	31,495	37,441	150,801
	$39,282	$249,006	$294,069	$1,004,536	$2,720,048	$2,098,255	$6,405,196

	December 31, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$27,646	$51,565	$236,020	$1,124,532	$304,755	$425,814	$2,170,332
61% - 70%	33,033	42,636	263,959	759,931	203,423	307,052	1,610,034
71% - 80%	156,942	175,651	518,164	851,427	290,573	590,130	2,582,887
More than 80%	34,302	37,788	3,513	31,883	69	38,114	145,669
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	March 31, 2025
	Amortized Cost By Origination Year
FICO	2025	2024	2023	2022	2021	Prior	Total
760 or greater	$28,080	$181,456	$218,879	$723,705	$2,138,731	$1,523,403	$4,814,254
720 - 759	9,277	45,436	44,885	158,282	361,457	298,089	917,426
719 or less or not available	1,925	22,114	30,305	122,549	219,860	276,763	673,516
	$39,282	$249,006	$294,069	$1,004,536	$2,720,048	$2,098,255	$6,405,196

	December 31, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$179,256	$215,486	$725,399	$2,202,004	$642,572	$952,136	$4,916,853
720 - 759	58,642	59,356	173,309	365,198	95,495	192,943	944,943
719 or less or not available	14,025	32,798	122,948	200,571	60,753	216,031	647,126
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	March 31, 2025					December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
CRE	$6,162,588	$2,119	$1,676	$39,713	$6,206,096	$6,145,386	$35,000	$—	$33,806	$6,214,192
C&I	8,795,713	35,872	5,862	47,533	8,884,980	8,911,057	16,137	25,645	30,387	8,983,226
Pinnacle - municipal finance	688,986	—	—	—	688,986	720,661	—	—	—	720,661
Franchise and equipment finance	165,095	—	—	—	165,095	213,477	—	—	—	213,477
Mortgage warehouse lending	580,248	—	—	—	580,248	585,610	—	—	—	585,610
1-4 single family residential	6,327,015	49,567	7,779	20,835	6,405,196	6,452,828	32,975	6,155	16,964	6,508,922
Government insured residential	671,393	102,373	36,322	249,210	1,059,298	691,111	108,287	46,681	225,813	1,071,892
	$23,391,038	$189,931	$51,639	$357,291	$23,989,899	$23,720,130	$192,399	$78,481	$306,970	$24,297,980
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $28.4 million ($22.0 million of C&I and $6.4 million of CRE) and $32.8 million at March 31, 2025 and December 31, 2024, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $250 million and $227 million at March 31, 2025 and December 31, 2024, respectively, substantially all of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$92,648	$87,568	$95,378	$65,004
C&I	131,301	57,801	125,226	41,929
Franchise and equipment finance	5,644	4,084	6,010	4,345
1-4 single family residential	29,625	—	23,500	—
	$259,218	$149,453	$250,114	$111,278
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $33.0 million and $34.3 million at March 31, 2025 and December 31, 2024, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three months ended March 31, 2025 and 2024. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the three months ended March 31, 2025 and 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$91,831	$91,831	$94,283	$91,050
C&I	93,238	89,977	87,565	78,150
Franchise and equipment finance	5,644	5,429	6,010	5,689
	$190,713	$187,237	$187,858	$174,889
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the three months ended March 31, 2025.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $177 million, of which $160 million was government insured at March 31, 2025, and $167 million, of which $157 million was government insured at December 31, 2024. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at March 31, 2025 and December 31, 2024.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2025
	Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Interest Rate Reduction and Other than Insignificant Payment Delays		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$—	—%	$—	—%	$—	—%	$9,006	—%	$—	—%	$9,006
C&I	8,551	—%	20,673	—%	—	—%	—	—%	6,949	—%	36,173
Government insured residential	6,299	1%	—	—%	1,953	—%	—	—%	—	—%	8,252
	$14,850		$20,673		$1,953		$9,006		$6,949		$53,431

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

	Three Months Ended March 31, 2024
	Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Interest Rate Reduction and Other than Insignificant Payment Delays		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$8,486	—%	$—	—%	$—	—%	$—	—%	$—	—%	$8,486
C&I	1,743	—%	—	—%	29	—%	—	—%	—	—%	1,772
Government insured residential	14,422	1%	—	—%	2,623	—%	—	—%	—	—%	17,045
	$24,651		$—		$2,652		$—		$—		$27,303

(1)Represents percentage of loans receivable in each category.
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended March 31, 2025
Financial Effect
Term Extension:
C&I	Added a weighted average 0.3 year to the term of the modified loans.
Government insured residential	Added a weighted average 11.3 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.8 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.4% to 7.3% and added a weighted average 1.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Other than Insignificant Payment Delays:
CRE	Reduced weighted average contractual interest rate from 4.3% to 3.5% and provided 0.7 year of payment deferral.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 0.6 year to the term of the modified loans and provided 1.3 years of payment deferral.

Three Months Ended March 31, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 0.2 year to the term of the modified loans.
C&I	Added a weighted average 0.3 year to the term of the modified loans.
Government insured residential	Added a weighted average 11.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 21.2% to 5.0% and added a weighted average 2.2 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 6.8% to 6.4% and added a weighted average 3.7 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

The following tables present the aging at the dates indicated, of loans that were modified within the previous 12 months (in thousands):

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$76,644	$—	$—	$16,450	$93,094
C&I	180,333	10,338	—	1,500	192,171
Franchise and equipment finance	1,560	—	—	—	1,560
1-4 single family residential	169	—	—	—	169
Government insured residential	9,018	4,684	3,275	13,202	30,179
	$267,724	$15,022	$3,275	$31,152	$317,173

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$8,486	$—	$—	$—	$8,486
C&I	3,953	—	—	—	3,953
Franchise and equipment finance	10,425	—	—	—	10,425
1-4 single family residential	74	—	—	—	74
Government insured residential	17,123	9,001	4,439	20,974	51,537
	$40,061	$9,001	$4,439	$20,974	$74,475
The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$5,060	$1,333	$6,393

	Three Months Ended March 31, 2024
	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Government insured residential	$10,262	$—	$10,262
Note 5    Income Taxes
The Company’s effective income tax rate was 27.0% and 28.6% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2025 and 2024 primarily due to the impact of state income taxes and interest on certain unrecognized tax benefits, partially offset by the benefit of income not subject to federal tax. The effective income tax rate for the three months ended March 31, 2024, also included the impact of a discrete item related to equity based compensation.
Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,605,000	$3,218	$(487)	$4,030,000	$—	$(4,011)
Interest rate caps purchased	100,000	2,286	—	200,000	3,395	—
Interest rate collar	125,000	21	—	125,000	—	(30)
	$3,830,000	$5,525	$(487)	$4,355,000	$3,395	$(4,041)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
Derivatives designated as cash flow hedges
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$1,345	$4,926
Interest expense on borrowings	6,041	15,712
Interest income on loans	(1,304)	(816)
	$6,082	$19,822
During the three months ended March 31, 2025 and 2024, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of March 31, 2025, the amount of net gain expected to be reclassified from AOCI into earnings during the next 12 months was $8.5 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. The Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. The Company also enters into foreign currency forward derivative contracts with commercial borrowers to enable borrowers to manage their exposure to foreign currency fluctuations. The Company enters into offsetting forward contracts with primary dealers to mitigate the foreign currency risk associated with these contracts. These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives was not material for the three months ended March 31, 2025 and 2024. The notional amount and fair value of the foreign currency forward derivative contracts were not material at March 31, 2025 and December 31, 2024.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its commercial customer derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its commercial borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any significant losses from failure of interest rate derivative counterparties to honor their obligations.
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$3,021,027	$49,815	$(29,579)	$2,767,552	$69,802	$(10,342)
Pay-variable interest rate swaps	3,021,027	29,579	(49,815)	2,767,552	10,342	(69,802)
Interest rate caps purchased	264,468	832	—	210,398	1,418	—
Interest rate caps sold	264,468	—	(832)	210,398	—	(1,418)
RPAs purchased	167,551	293	—	126,578	175	—
RPAs sold	430,621	—	(336)	424,424	—	(296)
	$7,169,162	$80,519	$(80,562)	$6,506,902	$81,737	$(81,858)

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
March 31, 2025

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2025
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$56,172	$—	$56,172	$(15,021)	$(41,130)	$21
Derivative liabilities	(30,066)	—	(30,066)	15,021	15,045	—
	$26,106	$—	$26,106	$—	$(26,085)	$21

	December 31, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$74,615	$—	$74,615	$(11,161)	$(63,376)	$78
Derivative liabilities	(14,383)	—	(14,383)	11,161	3,222	—
	$60,232	$—	$60,232	$—	$(60,154)	$78
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025			2024
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$68,469	$(17,802)	$50,667	$36,400	$(9,464)	$26,936
Amounts reclassified to gain (loss) on investment securities available for sale, net	(825)	214	(611)	28	(7)	21
Net change in unrealized gains (losses) on investment securities available for sale	67,644	(17,588)	50,056	36,428	(9,471)	26,957
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	3,718	(967)	2,751	28,654	(7,450)	21,204
Amounts reclassified to interest expense on deposits	(1,345)	350	(995)	(4,926)	1,281	(3,645)
Amounts reclassified to interest expense on borrowings	(6,041)	1,571	(4,470)	(15,712)	4,085	(11,627)
Amounts reclassified to interest income on loans	1,304	(339)	965	816	(212)	604
Net change in unrealized gains (losses) on derivative instruments	(2,364)	615	(1,749)	8,832	(2,296)	6,536
Other comprehensive income	$65,280	$(16,973)	$48,307	$45,260	$(11,767)	$33,493

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2024	$(300,161)	$15,620	$(284,541)
Other comprehensive income (loss)	50,056	(1,749)	48,307
Balance at March 31, 2025	$(250,105)	$13,871	$(236,234)

Balance at December 31, 2023	$(395,746)	$38,325	$(357,421)
Other comprehensive income	26,957	6,536	33,493
Balance at March 31, 2024	$(368,789)	$44,861	$(323,928)
Note 8    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale and marketable equity securities—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise MBS, non-mortgage asset-backed securities, single family real estate-backed securities, private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2025
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$206,753	$—	$206,753
U.S. Government agency and sponsored enterprise residential MBS	—	2,724,568	2,724,568
U.S. Government agency and sponsored enterprise commercial MBS	—	502,527	502,527
Private label residential MBS and CMOs	—	2,285,885	2,285,885
Private label commercial MBS	—	1,770,452	1,770,452
Single family real estate-backed securities	—	276,953	276,953
Collateralized loan obligations	—	1,057,706	1,057,706
Non-mortgage asset-backed securities	—	92,260	92,260
State and municipal obligations	—	104,603	104,603
SBA securities	—	69,157	69,157
Marketable equity securities	8,945	—	8,945
Derivative assets	—	86,044	86,044
Total assets at fair value	$215,698	$8,970,155	$9,185,853
Derivative liabilities	$—	$(81,049)	$(81,049)
Total liabilities at fair value	$—	$(81,049)	$(81,049)

	December 31, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$202,952	$—	$202,952
U.S. Government agency and sponsored enterprise residential MBS	—	2,649,690	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	—	495,753	495,753
Private label residential MBS and CMOs	—	2,238,046	2,238,046
Private label commercial MBS	—	1,784,029	1,784,029
Single family real estate-backed securities	—	327,081	327,081
Collateralized loan obligations	—	1,132,699	1,132,699
Non-mortgage asset-backed securities	—	94,454	94,454
State and municipal obligations	—	104,010	104,010
SBA securities	—	72,702	72,702
Marketable equity securities	28,828	—	28,828
Derivative assets	—	85,132	85,132
Total assets at fair value	$231,780	$8,983,596	$9,215,376
Derivative liabilities	$—	$(85,899)	$(85,899)
Total liabilities at fair value	$—	$(85,899)	$(85,899)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	March 31, 2025	December 31, 2024
Collateral dependent loans	$85,547	$165,951
OREO	—	2,577
	$85,547	$168,528
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$443,745	$443,745	$491,116	$491,116
Investment securities	1/2	$9,099,809	$9,099,809	$9,130,244	$9,130,244
Non-marketable equity securities	2	$181,359	$181,359	$206,297	$206,297
Loans, net	3	$23,770,152	$22,949,605	$24,074,827	$23,053,011
Derivative assets	2	$86,044	$86,044	$85,132	$85,132
Liabilities:
Demand, savings and money market deposits	2	$23,634,417	$23,634,417	$23,564,414	$23,564,414
Time deposits	2	$4,423,408	$4,408,166	$4,301,289	$4,279,475
FHLB advances	2	$2,405,000	$2,405,074	$2,930,000	$2,929,896
Notes and other borrowings	2	$709,091	$701,434	$708,553	$695,457
Derivative liabilities	2	$81,049	$81,049	$85,899	$85,899
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
March 31, 2025

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
Total lending related commitments outstanding at March 31, 2025 were as follows (in thousands):

Commitments to fund loans	$231,640
Unfunded commitments under lines of credit	4,897,110
Commercial and standby letters of credit	195,495
$5,324,245
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$7,413,117	—%	$6,560,926	—%
Interest bearing	4,811,826	3.36%	3,584,363	3.76%
Savings and money market	10,833,734	3.44%	11,234,259	4.25%
Time	4,326,750	3.99%	5,231,178	4.45%
	$27,385,427	2.58%	$26,610,726	3.18%

(1)Annualized.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2025

The following table presents maturities of time deposits as of March 31, 2025 (in thousands):

Maturing in:
2025	$3,838,356
2026	582,505
2027	1,524
2028	282
2029	258
Thereafter	483
$4,423,408
Included in deposits are public funds deposits of $3.1 billion, at both March 31, 2025 and December 31, 2024, and brokered deposits of $4.7 billion and $5.2 billion at March 31, 2025 and December 31, 2024, respectively.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest bearing demand	$39,893	$33,507
Savings and money market	91,779	118,639
Time	42,538	57,852
	$174,210	$209,998
Certain of our depositors participate in various customer rebate and commission programs. During the three months ended March 31, 2025 and 2024, costs related to those programs that were correlated with the balance in the related deposit accounts totaled $13.2 million and $12.7 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2025 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future", "could", and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by external circumstances outside the Company's direct control, such as adverse events impacting the financial services industry. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2024 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Overview
Net Income for the three months ended March 31, 2025 was $58.5 million, or $0.78 per diluted share, compared to $48.0 million, or $0.64 per diluted share for the three months ended March 31, 2024. For the three months ended March 31, 2025, the annualized return on average stockholders' equity was 8.2% and annualized return on average assets was 0.68%.
In evaluating our financial performance, we consider (i) the funding mix and the composition of interest earning assets; (ii) the level of and trends in net interest income and the net interest margin; (iii) the cost of deposits, trends in non-interest income and non-interest expense; (iv) performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratios of non-performing loans to total loans and non-performing assets to total assets; (v) trends in criticized and classified assets; and (vi) and portfolio delinquency and charge-off trends. We analyze these ratios and trends against our own historical performance, our expected performance, our risk appetite and the financial condition and performance of comparable financial institutions.
Near-term strategic priorities focused on improving the Company's core profitability include:
•Improve the Bank's funding profile by growing core deposits and paying down higher cost funding;
•Improve the asset mix by re-positioning the balance sheet away from typically lower yielding transactional business such as residential mortgages and organically growing core commercial loans;
•Improve the net interest margin, largely a function of more profitable balance sheet composition;
•Maintaining robust liquidity and capital;
•Managing credit;
•Managing the rate of growth in operating expenses.
Quarterly Highlights
•The Company's funding profile continued to improve. NIDDA grew by $453 million, or 5.9%, for the three months ended March 31, 2025, to 29% of total deposits, up from 27% at December 31, 2024. NIDDA grew by $830 million compared to March 31, 2024, one year ago.
•Non-brokered deposits grew by $719 million, or 3.2%, for the three months ended March 31, 2025, while total deposits grew by $192 million.

•Wholesale funding, including FHLB advances and brokered deposits, declined by $1.1 billion for the three months ended March 31, 2025.
•Total loans declined by $308 million for the three months ended March 31, 2025. The core C&I and CRE categories declined by $106 million. Commercial growth is typically seasonally lower in the first quarter, and continued to be impacted by a high level of unscheduled payoffs. Consistent with our balance sheet strategy, the residential, franchise, equipment and municipal finance portfolios declined by a combined $196 million.
•The loan to deposit ratio declined to 85.5% at March 31, 2025, from 87.2% at December 31, 2024.
•The net interest margin, calculated on a tax-equivalent basis, was 2.81% for the three months ended March 31, 2025 compared to 2.84% for the immediately preceding quarter, reflecting the impact of declining rates on a modestly asset sensitive balance sheet and the expiration of certain cash flow hedges.
•The average cost of total deposits declined by 0.14% to 2.58% for the three months ended March 31, 2025, from 2.72% for the immediately preceding quarter ended December 31, 2024. The spot APY of total deposits declined to 2.52% at March 31, 2025 from 2.63% at December 31, 2024.
•The annualized net charge-off ratio for the three months ended March 31, 2025, was 0.33%. The net charge-off ratio for the trailing twelve months was 0.24%. The NPA ratio was 0.76%, including 0.09% related to the guaranteed portion of non-performing SBA loans at March 31, 2025, compared to 0.73% including 0.10% related to the guaranteed portion of non-accrual SBA loans at December 31, 2024.
•The ratio of the ACL to total loans was 0.92% at March 31, 2025, consistent with the prior quarter-end. The ratio of the ACL to non-performing loans was 84.58%, The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.34% at March 31, 2025 and the ACL to loans ratio for CRE office loans was 1.99%. The provision for credit losses was $15.1 million for the three months ended March 31, 2025 compared to $11.0 million for the preceding quarter.
•Our commercial real estate exposure totaled 26% of loans and 173% of the Bank's total risk based capital at March 31, 2025. By comparison, based on call report data as of December 31, 2024 for banks with between $10 billion and $100 billion in assets, the median level of CRE to total loans was 34% and the median level of CRE to total risk based capital was 218%.
•Our capital position is robust, At March 31, 2025, CET1 was 12.2% and pro-forma CET1, including accumulated other comprehensive income, was 11.2%. The ratio of tangible common equity/tangible assets increased to 8.11%.
•Book value and tangible book value per common share continued to accrete, to $38.51 and $37.48, respectively, at March 31, 2025, compared to $37.65 and $36.61, respectively, at December 31, 2024, and $35.31 and $34.27, respectively, at March 31, 2024.
•The Company announced an increase of $0.02 per share in its common stock dividend for the quarter ended March 31, 2025, to $0.31 per common share, a 7% increase from the previous level of $0.29 per share.
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

	Three Months Ended March 31,			Three Months Ended December 31,			Three Months Ended March 31,
	2025			2024			2024
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,933,938	$324,113	5.48%	$24,152,602	$339,725	5.60%	$24,337,440	$350,441	5.78%
Investment securities (3)	9,104,228	114,590	5.07%	9,236,863	122,648	5.31%	8,952,453	125,025	5.59%
Other interest earning assets	788,547	8,436	4.33%	785,947	9,300	4.71%	763,460	10,038	5.29%
Total interest earning assets	33,826,713	447,139	5.34%	34,175,412	471,673	5.50%	34,053,353	485,504	5.72%
Allowance for credit losses	(228,158)			(235,211)			(206,747)
Non-interest earning assets	1,376,904			1,405,129			1,589,333
Total assets	$34,975,459			$35,345,330			$35,435,939
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$4,811,826	$39,893	3.36%	$5,045,860	$46,759	3.69%	$3,584,363	$33,507	3.76%
Savings and money market deposits	10,833,734	91,779	3.44%	10,462,295	93,912	3.57%	11,234,259	118,639	4.25%
Time deposits	4,326,750	42,538	3.99%	4,529,737	48,182	4.23%	5,231,178	57,852	4.45%
Total interest bearing deposits	19,972,310	174,210	3.54%	20,037,892	188,853	3.75%	20,049,800	209,998	4.21%
FHLB advances	2,991,389	27,206	3.69%	3,200,652	30,750	3.82%	4,570,220	47,496	4.18%
Notes and other borrowings	709,037	9,134	5.15%	708,689	9,126	5.15%	709,017	9,123	5.15%
Total interest bearing liabilities	23,672,736	210,550	3.61%	23,947,233	228,729	3.80%	25,329,037	266,617	4.23%
Non-interest bearing demand deposits	7,413,117			7,557,267			6,560,926
Other non-interest bearing liabilities	1,004,917			995,789			906,266
Total liabilities	32,090,770			32,500,289			32,796,229
Stockholders' equity	2,884,689			2,845,041			2,639,710
Total liabilities and stockholders' equity	$34,975,459			$35,345,330			$35,435,939
Net interest income		$236,589			$242,944			$218,887
Interest rate spread			1.73%			1.70%			1.49%
Net interest margin			2.81%			2.84%			2.57%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $2.7 million for the three months ended March 31, 2025, $2.9 million for the three months ended December 31, 2024, and $3.2 million for the three months ended March 31, 2024. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for both the three months ended March 31, 2025 and December 31, 2024, and $0.8 million for the three months ended March 31, 2024.
(2)Annualized.
(3)At fair value.
Three months ended March 31, 2025 compared to the three months ended December 31, 2024
Net interest income, calculated on a tax-equivalent basis, was $236.6 million for the three months ended March 31, 2025, compared to $242.9 million for the three months ended December 31, 2024, a decrease of $6.3 million. The decrease was comprised of decreases in tax-equivalent interest income and interest expense of $24.5 million and $18.2 million, respectively. The quarter-over-quarter decline in interest income related to lower yields on interest earning assets as coupon rates on floating rate instruments reset down, and to a lesser extent, the lower average balance of interest earning assets. The decline in interest expense related to both a lower average cost of funds and lower average balance of interest bearing liabilities.

The net interest margin, calculated on a tax-equivalent basis, was 2.81% for the three months ended March 31, 2025, compared to 2.84% for the three months ended December 31, 2024. The decline in margin reflects the impact of a declining rate environment on a modestly asset sensitive balance sheet and expiration of certain cash flow hedges, which negatively impacted the net interest margin by 0.03%. Factors impacting the net interest margin for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, included:
•The average rate paid on interest bearing deposits declined to 3.54% for the three months ended March 31, 2025, from 3.75% for the three months ended December 31, 2024. This decline reflected continued initiatives taken to lower rates paid on deposits as short-term market rates declined, including the re-pricing of time deposits.
•The average rate paid on FHLB advances declined to 3.69% for the three months ended March 31, 2025, from 3.82% for the three months ended December 31, 2024, primarily due to repayment of higher rate short-term advances partially offset by expiration of cash flow hedges.
•The tax-equivalent yield on loans declined to 5.48% for the three months ended March 31, 2025, from 5.60% for the three months ended December 31, 2024. The primary driver of this decrease was coupon rate resets on variable rate loans.
•The tax-equivalent yield on investment securities declined to 5.07% for the three months ended March 31, 2025, from 5.31% for the three months ended December 31, 2024. This decrease resulted primarily from coupon rate resets on variable rate securities.
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net interest income, calculated on a tax-equivalent basis, was $236.6 million for the three months ended March 31, 2025, compared to $218.9 million for the three months ended March 31, 2024, an increase of $17.7 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $38.4 million and $56.1 million, respectively.
The decrease in tax-equivalent interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to a decrease in the yields on interest earning assets. The decrease in interest expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was attributable to decreases in both the average balance and cost of interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, increased to 2.81% for the three months ended March 31, 2025, from 2.57% for the three months ended March 31, 2024. The increase in the net interest margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily a result of balance sheet repositioning, particularly an improved funding mix. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, average NIDDA grew by $852 million while average FHLB advances declined by $1.6 billion. Average NIDDA was 27.1% of average total deposits for the three months ended March 31, 2025, up from 24.7% for the three months ended March 31, 2024. Within interest bearing deposits, there was a shift from generally higher priced time deposits to generally lower priced forms of interest bearing deposits. On the asset side of the balance sheet, average core C&I and CRE loans increased to 62.8% of average loans from 61.9% of average loans, while residential loans declined to 31.4% of average loans from 31.9% of average loans.
Decreased yields on average interest earning assets as well as the decrease in the cost of interest bearing liabilities were primarily attributable to the declining interest rate environment.
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

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Amount related to funded portion of loans	$15,963	$15,805
Amount related to off-balance sheet credit exposures	(852)	(520)
Total provision for credit losses	$15,111	$15,285
The most significant factors impacting the provision for credit losses for the three months ended March 31, 2025 included an increase in certain specific reserves and risk rating migration, and an increase in qualitative loss factors, particularly related to economic uncertainty.
The provision for credit losses may be volatile and the level of the ACL may change materially from current levels. Future levels of the ACL could be significantly impacted, in either direction, by changes in factors such as, but not limited to, economic conditions or the economic outlook, the composition of the loan portfolio, the financial condition of our borrowers and collateral values. In the current environment, changes in economic conditions could be particularly impactful.
The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL and about factors that impacted the level of the ACL.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Deposit service charges and fees	$5,235	$5,313
Lease financing	4,313	11,440
Other non-interest income	12,722	10,124
Total non-interest income	$22,270	$26,877
The decrease in lease financing revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was attributable to the continuing decline in the size of the operating lease equipment portfolio and lower residual income. Expense related to the depreciation of operating lease equipment reflected a corresponding decline over these comparative periods.
Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee compensation and benefits	$82,746	$75,920
Occupancy and equipment	11,343	10,569
Deposit insurance expense	7,227	13,530
Technology	22,780	20,315
Depreciation of operating lease equipment	4,009	9,213
Other non-interest expense	32,121	29,693
Total non-interest expense	$160,226	$159,240
The increase in compensation was primarily attributable to increased head count and routine salary increases as well as increases in variable compensation.
The decrease in deposit insurance expense was primarily attributable to a $5.2 million FDIC special assessment incurred during the three months ended March 31, 2024.

The decline in depreciation of operating lease equipment for the three months ended March 31, 2025 was primarily attributable to the continued decline in the size of the operating lease equipment portfolio as discussed above.
Analysis of Financial Condition
We continued to improve our funding profile over the three months ended March 31, 2025. NIDAA grew by $453 million to 29% of total deposits and non-brokered deposits grew by $719 million. Wholesale funding, including FHLB advances and brokered deposits, declined by $1.1 billion. On the asset side of the balance sheet, total loans declined by $308 million. While production was in line with expectations, core C&I and CRE segments decreased by $106 million, partly due to seasonality as well as a continued high level of unscheduled payoffs. Consistent with our balance sheet transformation strategy, lower yielding residential loans declined by $116 million, and franchise, equipment, and municipal finance declined by a combined $80 million. The loan-to-deposit ratio improved to 85.5% at March 31, 2025 from 87.2% at December 31, 2024.
Investment Securities
The following table shows the amortized cost and carrying value, which is fair value, of investment securities at the dates indicated (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$214,813	$206,753	$214,796	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,735,833	2,724,568	2,672,554	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	555,695	502,527	557,489	495,753
Private label residential MBS and CMOs	2,509,808	2,285,885	2,491,033	2,238,046
Private label commercial MBS	1,799,267	1,770,452	1,822,881	1,784,029
Single family real estate-backed securities	282,569	276,953	335,047	327,081
Collateralized loan obligations	1,055,659	1,057,706	1,131,088	1,132,699
Non-mortgage asset-backed securities	94,249	92,260	96,865	94,454
State and municipal obligations	109,805	104,603	110,388	104,010
SBA securities	71,147	69,157	74,900	72,702
	$9,428,845	9,090,864	$9,507,041	9,101,416
Marketable equity securities		8,945		28,828
		$9,099,809		$9,130,244
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 1.79 years and the estimated weighted average life of the portfolio was 5.3 years as of March 31, 2025. Approximately 70% of the securities portfolio was floating rate at March 31, 2025.
The investment securities AFS portfolio was in a net unrealized loss position of $338.0 million at March 31, 2025, an improvement of $67.6 million compared to a net unrealized loss position of $405.6 million at December 31, 2024. Net unrealized losses at March 31, 2025 included $16.5 million of gross unrealized gains and $354.5 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at March 31, 2025 had an aggregate fair value of $5.5 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.

The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

March 31, 2025	December 31, 2024
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
We do not intend to sell securities in significant unrealized loss positions at March 31, 2025. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB. We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity.

We have implemented a robust credit stress testing framework with respect to our non-agency securities. The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at March 31, 2025:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	84%	31.1	96.7	48.8	7.8
	AA	12%	35.1	75.9	48.1	7.5
	A	4%	29.4	60.5	41.2	10.0
Weighted average		100%	31.5	92.9	48.4	7.8

CLOs	AAA	86%	39.1	97.2	45.5	15.7
	AA	13%	30.9	34.3	32.3	15.4
	A	1%	39.3	39.3	39.3	24.7
Weighted average		100%	38.1	88.1	43.6	15.8

Private label residential MBS and CMOs	AAA	91%	2.9	95.5	17.9	2.1
	AA	5%	21.4	41.0	29.5	6.5
	A	1%	21.3	21.3	21.3	10.4
	NR	3%	19.8	20.0	19.9	13.6
Weighted average		100%	4.6	89.4	18.6	2.9
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
The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of March 31, 2025. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	4.34%	2.54%	—%	3.51%
U.S. Government agency and sponsored enterprise residential MBS	5.09%	5.34%	5.28%	5.37%	5.29%
U.S. Government agency and sponsored enterprise commercial MBS	4.37%	4.78%	2.83%	2.07%	3.41%
Private label residential MBS and CMOs	4.11%	4.32%	3.78%	4.03%	4.07%
Private label commercial MBS	5.65%	6.06%	2.00%	3.27%	5.75%
Single family real estate-backed securities	5.71%	4.06%	—%	—%	4.52%
Collateralized loan obligations	6.20%	6.37%	6.16%	—%	6.28%
Non-mortgage asset-backed securities	3.10%	5.38%	2.68%	—%	5.18%
State and municipal obligations	2.26%	4.35%	4.07%	—%	4.24%
SBA securities	5.34%	5.32%	5.24%	4.98%	5.30%
	5.06%	5.40%	4.38%	4.26%	5.01%

Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$5,602,711	23.4%	$5,652,203	23.3%
Construction and land	603,385	2.5%	561,989	2.3%
Owner occupied commercial real estate	1,967,984	8.2%	1,941,004	8.0%
Commercial and industrial	6,916,996	28.8%	7,042,222	28.9%
Total Core C&I and CRE	15,091,076	62.9%	15,197,418	62.5%
Pinnacle - municipal finance	688,986	2.9%	720,661	3.0%
Franchise and equipment finance	165,095	0.7%	213,477	0.9%
Mortgage warehouse lending	580,248	2.4%	585,610	2.4%
Total commercial	16,525,405	68.9%	16,717,166	68.8%

1-4 single family residential	6,405,196	26.7%	6,508,922	26.8%
Government insured residential	1,059,298	4.4%	1,071,892	4.4%
Total residential	7,464,494	31.1%	7,580,814	31.2%
Total loans	23,989,899	100.0%	24,297,980	100.0%
Allowance for credit losses	(219,747)		(223,153)
Loans, net	$23,770,152		$24,074,827
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
The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

March 31, 2025	December 31, 2024

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

(1)BKU information as of March 31, 2025
(2)CRE peer median information based on December 31, 2024 Call Report data for banks with total assets between $10 billion and $100 billion
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	March 31, 2025
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,716,831	28%	57%	23%	20%	1.58	64.5%
Warehouse/Industrial	1,304,809	21%	52%	8%	40%	1.81	46.5%
Multifamily	822,206	13%	52%	48%	—%	2.01	49.8%
Retail	1,188,614	19%	48%	28%	24%	1.80	58.2%
Hotel	480,340	8%	78%	10%	12%	1.84	44.7%
Construction and Land	603,385	10%	31%	46%	23%	N/A	N/A
Other	89,911	1%	75%	11%	14%	2.61	45.7%
	$6,206,096	100%	53%	25%	22%	1.78	54.9%

	December 31, 2024
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,769,344	28%	57%	23%	20%	1.57	65.2%
Warehouse/Industrial	1,374,738	22%	54%	8%	38%	1.83	47.2%
Multifamily	838,341	13%	51%	49%	—%	2.01	50.1%
Retail	1,098,314	19%	49%	29%	22%	1.73	57.3%
Hotel	482,378	8%	79%	9%	12%	1.84	44.7%
Construction and Land	561,989	9%	36%	47%	17%	N/A	N/A
Other	89,088	1%	74%	11%	15%	1.93	46.9%
	$6,214,192	100%	54%	25%	21%	1.76	55.0%
The following table presents weighted average DSCR and weighted average LTV for the Florida and New York tri-state CRE portfolios, by property type, at March 31, 2025:

	Florida		NY Tri-State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.59	63.9%	1.67	60.3%
Warehouse/Industrial	1.96	44.4%	1.83	34.3%
Multifamily	2.60	43.6%	1.36	56.5%
Retail	1.93	55.7%	1.47	59.0%
Hotel	1.85	44.9%	1.91	33.0%
Other	2.99	43.0%	1.20	62.9%
	1.93	52.6%	1.54	56.1%
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
Included in New York tri-state multifamily loans in the tables above is approximately $113 million of rent regulated exposure as of March 31, 2025.
The following table presents information about CRE loans maturing in the next 12 months by property type at March 31, 2025 (dollars in thousands). 14% of the total CRE portfolio, with a weighted average coupon rate of 4.41%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$667,187	39%	$383,170	22%
Warehouse/Industrial	161,062	12%	113,345	9%
Multifamily	229,283	28%	84,188	10%
Retail	194,968	16%	150,317	13%
Hotel	42,854	9%	35,309	7%
Construction and Land	216,948	36%	41,692	7%
Other	39,105	43%	39,105	43%
	$1,551,407	25%	$847,126	14%

The following table presents scheduled contractual maturities of the CRE portfolio by property type at March 31, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Office	$468,900	$486,239	$297,833	$145,024	$269,518	$49,317	$1,716,831
Warehouse/Industrial	152,413	402,047	333,294	154,724	163,826	98,505	1,304,809
Multifamily	196,295	143,318	151,167	104,888	138,683	87,855	822,206
Retail	175,439	277,332	207,748	247,177	126,350	154,568	1,188,614
Hotel	42,853	238,633	30,622	61,218	54,532	52,482	480,340
Construction and Land	158,397	197,422	172,980	—	22,309	52,277	603,385
Other	12,729	26,382	19,034	1,363	10,331	20,072	89,911
	$1,207,026	$1,771,373	$1,212,678	$714,394	$785,549	$515,076	$6,206,096
The office segment totaled $1.7 billion at March 31, 2025. Medical office comprised approximately $347 million or 20% of the total office portfolio. The following charts present the sub-market geographic distribution of the Florida and NY tri-state office portfolios at March 31, 2025:

NY Tri-State by Sub-Market	Florida by Sub-Market
The New York tri-state market encompasses approximately 23% of the office segment, with $168 million of exposure in Manhattan. As of March 31, 2025, the Manhattan office portfolio was approximately 95% occupied with 9% rent rollover expected in the next 12 months. The Florida office portfolio is predominantly suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprised 20%, or approximately $335 million of the segment, and exhibited no particular geographic concentration. Estimated rent rollover of the total office portfolio in the next 12 months is approximately 9%; 11% for Florida and 8% for the New York tri-state area.
The construction portfolio includes an additional $87 million in office related exposure, $84 million of which is in New York.
Non-performing loans included $64 million of office exposure, including office exposure of $31 million in the construction portfolio, at March 31, 2025. Also see the section entitled "Asset Quality" below.

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
The following table presents the exposure in the C&I portfolio by industry, at March 31, 2025 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,457,928	16.4%
Health Care and Social Assistance	800,543	9.0%
Manufacturing	795,468	9.0%
Utilities	791,938	8.9%
Wholesale Trade	651,064	7.3%
Educational Services	639,056	7.2%
Information	580,146	6.5%
Transportation and Warehousing	551,290	6.2%
Real Estate and Rental and Leasing	481,297	5.4%
Construction	474,866	5.3%
Retail Trade	337,731	3.8%
Professional, Scientific, and Technical Services	335,465	3.8%
Public Administration	237,748	2.7%
Other Services (except Public Administration)	234,914	2.6%
Arts, Entertainment, and Recreation	176,101	2.0%
Accommodation and Food Services	147,247	1.7%
Administrative and Support and Waste Management	111,632	1.3%
Other	80,546	0.9%
	$8,884,980	100.0%

(1)    Includes $2.0 billion of owner occupied real estate.
The Pinnacle portfolio consists of essential-use equipment financing to state and local governmental entities on a national basis directly and through vendor programs and alliances, with financing structures including equipment lease purchase agreements, direct (private placement) bond re-fundings and loan agreements.
The franchise and equipment finance portfolio is comprised of loans originated by Bridge including (i) franchise acquisition, expansion and equipment financing facilities and (ii) transportation equipment finance. We do not currently expect significant new loan originations in these segments.
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
1-4 single family residential	$6,405,196	$6,508,922
Government insured residential	1,059,298	1,071,892
	$7,464,494	$7,580,814

The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2025, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of Buyout Loans totaled $1.0 billion at March 31, 2025. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

March 31, 2025	December 31, 2024

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,913,592	29.9%	$1,960,873	30.1%
New York	1,275,891	19.9%	1,282,197	19.7%
Florida	461,705	7.2%	473,556	7.3%
Illinois	322,381	5.0%	327,698	5.0%
Virginia	307,514	4.8%	308,784	4.7%
Others	2,124,113	33.2%	2,155,814	33.2%
	$6,405,196	100.0%	$6,508,922	100.0%

Operating lease equipment, net
Operating lease equipment, net totaled $219 million and $224 million at March 31, 2025 and December 31, 2024, respectively, consisting primarily of railcars and other transportation equipment. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration, portfolio management and workout and recovery departments. Risk ratings are updated continuously; generally, commercial relationships with balances greater than $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Homogenous groups of smaller balance commercial loans may be monitored collectively. The credit quality and risk rating of commercial loans as well as our underwriting and portfolio management practices are regularly reviewed by our internal independent credit review department.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	March 31, 2025			December 31, 2024
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$5,393,002	$15,140,264	91.6%	$5,426,429	$15,333,411	91.7%
Special mention	70,579	193,206	1.2%	58,771	262,387	1.6%
Substandard accruing	649,867	962,342	5.8%	633,614	894,754	5.4%
Substandard non-accruing	92,648	227,567	1.4%	95,378	219,758	1.3%
Doubtful	—	2,026	—%	—	6,856	—%
	$6,206,096	$16,525,405	100.0%	$6,214,192	$16,717,166	100.0%

The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE (1)	$70,579	1.1%	$58,771	0.9%
Owner occupied commercial real estate	23,592	1.2%	7,530	0.4%
Commercial and industrial	99,035	1.4%	196,086	2.8%
	$193,206		$262,387

Substandard accruing:
CRE
Hotel	$21,811	4.5%	$20,442	4.2%
Retail	95,465	8.0%	101,340	9.2%
Multi-family	157,356	19.1%	129,397	15.4%
Office	249,758	14.5%	235,967	13.3%
Industrial	47,247	3.6%	47,422	3.4%
Construction and land	75,574	12.5%	96,374	17.1%
Other	2,656	3.0%	2,672	3.0%
	649,867	10.5%	633,614	10.2%
Owner occupied commercial real estate	79,926	4.1%	95,775	4.9%
Commercial and industrial	215,845	3.1%	142,679	2.0%
Franchise and equipment finance	16,704	10.1%	22,686	10.6%
	$962,342		$894,754

(1)Special mention CRE is composed entirely of office property type, representing 4.1% and 3.3% of the office portfolio at March 31, 2025 and December 31, 2024, respectively.
The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Commercial Real Estate(1)	Commercial(1)(2)

(1)Excludes SBA
(2)Includes C&I, Pinnacle, franchise and equipment finance, and MWL

The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

March 31, 2025	December 31, 2024

The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial(1)

(1)Includes C&I, Pinnacle, franchise and equipment finance, and MWL
Residential Loans
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at March 31, 2025:

FICO Distribution	LTV Distribution	Vintage
The following graph presents delinquency trends for residential loans, excluding government insured residential loans, over the periods indicated (in millions):

Residential Delinquencies
FICO scores are generally updated semi-annually and were most recently updated in the first quarter of 2025. LTVs are typically based on valuation at origination.
At March 31, 2025, we had an estimated $109 million in residential loans in zip codes identified as exposed to the recent Los Angeles area wildfires. Approximately $13 million of these loans were more than 30 days past due at March 31, 2025. We do not expect to find instances in which properties are uninsured or under-insured, and do not currently expect this exposure to lead to significant credit losses although we may experience an increase in delinquencies while insurance claims are being processed.
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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2025	December 31, 2024
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$51,906	$54,169
Construction and land	31,395	31,758
Owner occupied commercial real estate	4,786	3,803
Commercial and industrial	99,400	92,475
Franchise and equipment finance	5,644	6,010
Guaranteed portion of SBA	33,016	34,328
Non-guaranteed portion of SBA	3,446	4,071
Total commercial loans	229,593	226,614
Residential	29,625	23,500
Total non-accrual loans	259,218	250,114
Loans past due 90 days and still accruing	593	593
Total non-performing loans	259,811	250,707
OREO and other non-performing assets	4,946	5,482
Total non-performing assets	$264,757	$256,189

Non-performing loans to total loans	1.08%	1.03%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	0.94%	0.89%
Non-performing assets to total assets	0.76%	0.73%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.67%	0.63%
ACL to total loans	0.92%	0.92%
Commercial ACL to commercial loans (1)	1.34%	1.37%
ACL to non-performing loans	84.58%	89.01%
Net charge-offs to average loans (2)	0.33%	0.16%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(2)    Annualized for the three months ended March 31, 2025; ratio for December 31, 2024 represents annual net charge-off rate.
Contractually delinquent government insured residential loans are typically Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $249 million and $226 million at March 31, 2025 and December 31, 2024, respectively.

The following graphs present trends in non-performing loans to total loans and non-performing assets to total assets over the periods indicated, as well as trends in net charge-offs.

Non-Performing Loans to Total Loans	Non-Performing Assets to Total Assets

Net Charges-Offs to Average Loans (1)

(1)    Annualized for the three months ended March 31, 2025.

The net charge-off ratio for the trailing twelve months ended March 31, 2025 was 0.24%.

The following graph presents the trend in non-performing loans by portfolio segment over the periods indicated (in millions):

Non-Guaranteed Portion of SBA
Guaranteed Portion of SBA
Franchise and Equipment
C&I
CRE
Residential and Other Consumer
$244
$16
$51
$45
$43
$60
$29
$206
$10
$46
$33
$58
$30
$29
$105
$9
$40
$13
$22
$21
$127
$6
$42
$24
$34
$21
$251
$4
$34
$6
$97
$86
$24
$260
$3
$33
$6
$105
$83
$30
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
03/31/25

The following chart presents non-performing CRE loans by property type at March 31, 2025 (in millions):

Non-Performing CRE by Property Type

$2
Office
Multifamily
Hotel
Construction and Land
Other
$31
$33
$8
$19

Construction and land non-performing loans in the chart above is related to one office relationship.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At March 31, 2025 and December 31, 2024, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
See Note 1 to the consolidated financial statements of the Company's 2024 Annual Report on Form 10-K for more detailed information about our ACL methodology and related accounting policies.

The following table provides an analysis of the ACL, the provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2023	$41,338	$142,405	$243	$10,855	$7,848	$202,689
Provision for credit losses	20,176	(2,741)	(23)	(649)	(958)	15,805
Charge-offs	(486)	(4,076)	—	(790)	(34)	(5,386)
Recoveries	50	4,394	—	—	4	4,448
Balance at March 31, 2024	$61,078	$139,982	$220	$9,416	$6,860	$217,556

Balance at December 31, 2024	$70,458	$137,954	$116	$2,381	$12,244	$223,153
Provision for credit losses	3,646	9,542	(11)	(830)	3,616	15,963
Charge-offs	(8,512)	(14,245)	—	—	—	(22,757)
Recoveries	—	3,348	—	40	—	3,388
Balance at March 31, 2025	$65,592	$136,599	$105	$1,591	$15,860	$219,747

Net Charge-offs to Average Loans (1)
Three Months Ended March 31, 2024	0.03%	(0.01)%	—%	0.87%	—%	0.02%
Three Months Ended March 31, 2025	0.56%	0.50%	—%	(0.08)%	—%	0.33%

(1)Annualized.
The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
	Total	%(1)	Total	%(1)
Non-owner occupied commercial real estate	$47,946	23.4%	$52,104	23.3%
Construction and land	17,646	2.5%	18,354	2.3%
CRE	65,592		70,458

Owner occupied commercial real estate	17,274	8.2%	16,126	8.0%
Commercial and industrial	119,325	28.8%	121,828	28.9%
Pinnacle - municipal finance	105	2.9%	116	3.0%
Franchise and equipment finance	1,591	0.7%	2,381	0.9%
	138,295		140,451
Residential and MWL	15,860	33.5%	12,244	33.6%
	$219,747	100.0%	$223,153	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	March 31, 2025	December 31, 2024
Commercial:
CRE	1.06%	1.13%
C&I	1.54%	1.54%
Franchise and equipment finance	0.96%	1.12%
Total commercial (1)	1.34%	1.37%
Pinnacle - municipal finance	0.02%	0.02%
Residential and MWL	0.20%	0.15%
	0.92%	0.92%

ACL to non-performing loans	84.58%	89.01%
ACL to CRE office loans	1.99%	2.30%

(1)For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
Changes in the ACL during the three months ended March 31, 2025, are depicted in the chart below (dollars in millions):

Risk Rating Migration and Specific Reserves
Economic Forecast
Change in Qualitative Overlay
Portfolio Changes and Other
Assumption and Modeling Updates
Net Charge-Offs
$223.2
$13.4
$0.5
$8.1
$(1.4)
$(4.7)
$(19.4)
$219.7
• Current market adjustment
• Scenario weighting
• Changes to forward path of forecast
• Primarily related to economic uncertainty
• New loans net of repayments
• Portfolio changes
ACL 12/31/24
ACL 03/31/25
% of Total Loans
0.92%
0.92%

Changes in the ACL during the three months ended March 31, 2025
As depicted in the chart above, the most significant driver of the decrease in the ACL for the three months ended March 31, 2025, was net charge-offs. Risk rating migration and increases in specific reserves and an increase in qualitative overlays, particularly related to economic uncertainty were partially offsetting factors. At March 31, 2025, the ratio of the ACL to loans remained 0.92%, consistent with December 31, 2024. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, and franchise and equipment finance was 1.34% at March 31, 2025 compared to 1.37% at December 31, 2024. The ACL to loans ratio for CRE office loans was 1.99% at March 31, 2025 compared to 2.30% at December 31, 2024. The decrease in the ACL to loans ratio for the CRE office category for three months ended March 31, 2025 was primarily attributable to net charge-offs. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment decreased by $4.9 million during the three months ended March 31, 2025, from 1.13% to 1.06% of loans, the substantial majority of the decrease was related to the office portfolio and resulted primarily from net charge-offs. The substantial majority of charge-offs related to one office loan that had been in workout for some time.
•The ACL for the residential and MWL segments increased by $3.6 million during the three months ended March 31, 2025, from 0.15% to 0.20% of loans, primarily due to updated prepayment assumptions, the impact of increased delinquencies, and an increase in qualitative loss factors related to the California wildfires.
The quantitative estimate of the ACL at March 31, 2025, was informed by forecasted economic scenarios published in March 2025, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at March 31, 2025, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed equally to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario, which was the scenario most heavily weighted, used in estimating the quantitative portion of the ACL at March 31, 2025, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.4% and
•Annualized growth in national GDP troughing at 1.2%.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
A breakdown of deposits at the dates indicated is shown below:

March 31, 2025	December 31, 2024
The Company has a diverse deposit book by industry sector. At March 31, 2025, our largest industry vertical was title insurance, with approximately $4.4 billion in total deposits. Deposits in the HOA vertical totaled $1.9 billion at March 31, 2025. Approximately 67% of our total deposits were commercial or municipal deposits at March 31, 2025.
Brokered deposits totaled $4.7 billion and $5.2 billion at March 31, 2025 and December 31, 2024, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive. We are strategically focused on reducing the level of brokered deposits.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

$27,496
$29,438
$27,509
$26,538
$27,866
$28,058
$7,009
$8,976
$8,038
$6,835
$7,616
$8,069
$3,020
$3,709
$2,142
$3,403
$4,893
$4,776
$12,660
$13,369
$13,061
$11,136
$11,056
$10,789
$4,807
$3,384
$4,268
$5,164
$4,301
$4,424
Non-interest Demand
Interest Demand
Money Market / Savings
Time
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
03/31/25

Quarterly cost of deposits	0.43%	0.19%	1.42%	2.96%	2.72%	2.58%
Non-interest bearing as a % of total deposits	25.5%	30.5%	29.2%	25.8%	27.3%	28.8%
Spot average APY of total deposits	0.36%	0.16%	1.92%	3.18%	2.63%	2.52%
The following graph presents trends in the spot APY of total deposits compared to the upper bound of the federal funds target range:
For additional information about Deposits, see Note 10 to the consolidated financial statements.

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of March 31, 2025 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2025 - One month or less	$2,150,000	4.42%
2025 - Over one month	255,000	4.47%
Total contractual balance outstanding	$2,405,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of March 31, 2025 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2025	$950,000	3.53%
2026	1,430,000	3.50%
Thereafter	25,000	2.50%
	$2,405,000	3.50%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$388,479	$388,479
Unamortized discount and debt issuance costs	(578)	(802)
	387,901	387,677
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,602)	(3,753)
	296,398	296,247
Total notes	684,299	683,924
Finance leases	24,792	24,629
Notes and other borrowings	$709,091	$708,553
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
The following chart presents the components of same day available liquidity at March 31, 2025 and December 31, 2024 (in millions):

Same Day Available Liquidity

$15,513
$15,605
$1,185
$1,368
$6,952
$6,553
$6,897
$7,253
$479
$431
12/31/24
03/31/25
Cash
FHLB Capacity
Capacity at the Fed
Unencumbered Securities

At March 31, 2025, the ratio of estimated insured and collateralized deposits to total deposits was 61% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 142%. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured. We continue to market and educate our customers about products that enable them to obtain FDIC insurance on certain deposits exceeding the standard single depositor insurance limit, have implemented single depositor concentration limits and have reduced or eliminated exposure to sectors or depositors that have historically evidenced higher volatility.
Our ALM policy establishes limits or operating risk thresholds for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. Some of the measures currently used to dimension liquidity risk and manage liquidity are a wholesale funding ratio, the ratio of available liquidity to uninsured/non-collateralized deposits, the ratio of available operational liquidity (which excludes availability at the FRB) to volatile liabilities, a liquidity stress test coverage ratio, the loan to deposit ratio, a one-year liquidity ratio, a measure of available on-balance sheet liquidity, the ratio of brokered deposits to total deposits and large depositor concentrations. We also have single depositor relationship limits. Our liquidity management framework incorporates a robust contingency funding plan and liquidity stress test.

The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	March 31, 2025	Policy Limit
Wholesale funding/total assets	23.0%	<37.5%

	March 31, 2025	Operating Threshold
Available operational liquidity/volatile liabilities	2.52x	≥1.30x
Liquidity stress test coverage ratio	2.17	≥1.50x
One year liquidity ratio	3.22x	≥1.00x
Loan to deposit ratio	85.5%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	12.8%	≤15%
Available on-balance sheet liquidity	8.6%	≥5%
Available liquidity to uninsured/non-collateralized deposits	142%	<100%
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2025 and December 31, 2024, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
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

	March 31, 2025
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,054,679	8.66%	N/A (1)	N/A (1)	$1,411,121	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,054,679	12.19%	$1,629,284	6.50%	$1,127,966	4.50%	$1,754,613	7.00%
Tier 1 risk-based capital	$3,054,679	12.19%	$2,005,272	8.00%	$1,503,954	6.00%	$2,130,602	8.50%
Total risk-based capital	$3,581,910	14.29%	$2,506,590	10.00%	$2,005,272	8.00%	$2,631,920	10.50%
BankUnited:
Tier 1 leverage	$3,359,005	9.53%	$1,762,606	5.00%	$1,410,085	4.00%	N/A	N/A
CET1 risk-based capital	$3,359,005	13.41%	$1,627,703	6.50%	$1,126,871	4.50%	$1,752,911	7.00%
Tier 1 risk-based capital	$3,359,005	13.41%	$2,003,327	8.00%	$1,502,495	6.00%	$2,128,535	8.50%
Total risk-based capital	$3,586,236	14.32%	$2,504,158	10.00%	$2,003,327	8.00%	$2,629,366	10.50%

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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at March 31, 2025 - increase (decrease)
In year 1	(4.5)%	(1.7)%	1.1%	2.1%
In year 2	(6.5)%	(2.5)%	1.4%	2.4%
Model Results at December 31, 2024 - increase (decrease)
In year 1	(4.2)%	(1.7)%	1.5%	2.7%
In year 2	(3.4)%	(1.2)%	0.6%	1.0%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at March 31, 2025 - increase (decrease):	12.0%	8.0%	(6.3)%	(12.6)%
Model Results at December 31, 2024 - increase (decrease):	16.9%	10.0%	(7.1)%	(14.8)%
All of the modeled results at March 31, 2025 are within ALM policy limits.

The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at March 31, 2025 were:
•Prepayment speeds for loans, with CPRs ranging from 7.2% to 13.4% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 4.5% to 11.0% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 16% and 20%;
•Overall non-maturity interest bearing deposit beta of 78%;
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
The following tables provide information about the Company's derivatives designated as cash flow hedges as of March 31, 2025 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$2,405,000	3.50%	Daily SOFR	1.0
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	1,200,000	Term SOFR	3.85%	1.7
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	100,000	1.00%		0.7
Interest rate collar, indexed to 1-month SOFR(1)	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	1.4
		$3,830,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Cash flows hedges maturing in:
Second quarter 2025	$50,000	4.0%	$150,000	2.7%
Third quarter 2025	—	—%	550,000	3.8%
Fourth quarter 2025	50,000	3.8%	350,000	2.7%
2026	925,000	3.8%	1,430,000	3.5%
2027	300,000	3.9%	—	—%
Thereafter	—	—%	25,000	2.5%
	$1,325,000		$2,505,000

(1) The interest rate collar consists of a combination of zero-premium interest rate options. The Company sold a pay-variable cap with a strike price of 5.58%; sold a 0% floor; and purchased a receive-variable floor with a strike price of 1.50%.

In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at March 31, 2025 was $428 million. The short duration of our AFS investment portfolio (1.78 at March 31, 2025) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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

	March 31, 2025	December 31, 2024	March 31, 2024
Total stockholders’ equity	$2,897,582	$2,814,318	$2,640,392
Less: goodwill and other intangible assets	77,637	77,637	77,637
Tangible stockholders’ equity	$2,819,945	$2,736,681	$2,562,755

Common shares issued and outstanding	75,242,048	74,748,370	74,772,706

Book value per common share	$38.51	$37.65	$35.31

Tangible book value per common share	$37.48	$36.61	$34.27

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
During the quarter ended March 31, 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Effective January 1, 2025, the Company finalized implementation of a new general ledger accounting system. The new general ledger system should enable us to standardize processes, improve efficiency and enhance management reporting and analysis. This change in systems was subject to thorough testing and review before and after final implementation. This transition has not materially affected, and the Company does not expect it to materially affect the effectiveness of internal control over financial reporting.
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
Item 1A.   Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.   Other Information
During the three months ended March 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May 2025.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer