Form 10-Q
period 2025-06-30
BankUnited, Inc.
filed 2025-08-05
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of August 4, 2025 was 75,212,773.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2025

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout Loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CD	Certificate of Deposit
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 capital
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
CPR	Constant prepayment rate
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HOA	Homeowner Association
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
NIDDA	Non-interest bearing demand deposits
NPA	Non-performing asset
ii

NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
RPA	Risk Participation Agreement
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tri-State	New York, New Jersey and Connecticut
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks:
Non-interest bearing	$15,595	$12,078
Interest bearing	785,699	479,038
Cash and cash equivalents	801,294	491,116
Investment securities	9,401,071	9,130,244
Non-marketable equity securities	174,234	206,297
Loans	23,933,527	24,297,980
Allowance for credit losses	(222,730)	(223,153)
Loans, net	23,710,797	24,074,827
Bank owned life insurance	294,855	284,570
Operating lease equipment, net	214,455	223,844
Goodwill	77,637	77,637
Other assets	785,364	753,207
Total assets	$35,459,707	$35,241,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$9,112,888	$7,616,182
Interest bearing	5,583,663	4,892,814
Savings and money market	10,171,156	11,055,418
Time	3,778,234	4,301,289
Total deposits	28,645,941	27,865,703
FHLB advances	2,255,000	2,930,000
Notes and other borrowings	708,937	708,553
Other liabilities	896,812	923,168
Total liabilities	32,506,690	32,427,424

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 75,218,911 and 74,748,370 shares issued and outstanding	752	747
Paid-in capital	306,271	301,672
Retained earnings	2,877,237	2,796,440
Accumulated other comprehensive loss	(231,243)	(284,541)
Total stockholders' equity	2,953,017	2,814,318
Total liabilities and stockholders' equity	$35,459,707	$35,241,742

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans	$328,090	$350,604	$649,474	$697,861
Investment securities	117,346	123,708	231,215	247,887
Other	8,343	8,986	16,779	19,024
Total interest income	453,779	483,298	897,468	964,772
Interest expense:
Deposits	170,695	208,091	344,905	418,089
Borrowings	36,965	49,185	73,305	105,804
Total interest expense	207,660	257,276	418,210	523,893
Net interest income before provision for credit losses	246,119	226,022	479,258	440,879
Provision for credit losses	15,698	19,538	30,809	34,823
Net interest income after provision for credit losses	230,421	206,484	448,449	406,056
Non-interest income:
Deposit service charges and fees	5,323	4,909	10,558	10,222
Lease financing	4,612	5,640	8,925	17,080
Other non-interest income	17,875	13,636	30,597	23,760
Total non-interest income	27,810	24,185	50,080	51,062
Non-interest expense:
Employee compensation and benefits	83,153	75,588	165,899	151,508
Occupancy and equipment	10,945	10,973	22,288	21,542
Deposit insurance expense	6,976	8,530	14,203	22,060
Technology	23,492	20,567	46,272	40,882
Depreciation of operating lease equipment	3,869	7,896	7,878	17,109
Other non-interest expense	35,892	34,152	68,013	63,845
Total non-interest expense	164,327	157,706	324,553	316,946
Income before income taxes	93,904	72,963	173,976	140,172
Provision for income taxes	25,138	19,230	46,734	38,459
Net income	$68,766	$53,733	$127,242	$101,713
Earnings per common share, basic	$0.91	$0.72	$1.70	$1.36
Earnings per common share, diluted	$0.91	$0.72	$1.68	$1.36

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$68,766	$53,733	$127,242	$101,713
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	6,363	26,780	57,030	53,716
Reclassification adjustment for net gains realized in income	(453)	(259)	(1,064)	(238)
Net change in unrealized gains (losses) on securities available for sale	5,910	26,521	55,966	53,478
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	2,486	7,545	5,237	28,749
Reclassification adjustment for net gains realized in income	(3,405)	(11,760)	(7,905)	(26,428)
Net change in unrealized gains (losses) on derivative instruments	(919)	(4,215)	(2,668)	2,321
Other comprehensive income	4,991	22,306	53,298	55,799
Comprehensive income	$73,757	$76,039	$180,540	$157,512

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$127,242	$101,713
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(10,060)	(7,266)
Provision for credit losses	30,809	34,823
Share based compensation	10,182	10,582
Depreciation and amortization	27,315	28,814
Deferred income taxes	5,160	(25,150)
Proceeds from sale of loans held for sale, net	65,857	75,460
Daily cash settlement of derivative instruments, net	(12,471)	5,182
Other:
Increase in other assets	(30,117)	(1,350)
Decrease in other liabilities	(79,935)	(20,628)
Net cash provided by operating activities	133,982	202,180

Cash flows from investing activities:
Purchases of investment securities	(1,916,129)	(624,636)
Proceeds from repayments and calls of investment securities	1,160,223	640,468
Proceeds from sale of investment securities	612,292	115,249
Purchases of non-marketable equity securities	(78,375)	(203,775)
Proceeds from redemption of non-marketable equity securities	110,438	290,700
Purchases of loans	(185,043)	(126,983)
Loan originations and repayments, net	399,807	14,944
Proceeds from sale of loans	14,586	37,630
Proceeds from surrender of BOLI	—	32,144
Disposition of operating lease equipment	2,082	98,357
Other investing activities	(34,418)	(13,072)
Net cash provided by investing activities	85,463	261,026
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Net increase in deposits	780,238	1,225,129
Additions to FHLB borrowings	80,000	485,000
Repayments of FHLB borrowings	(755,000)	(2,315,000)
Dividends paid	(45,349)	(42,239)
Other financing activities	30,844	29,073
Net cash provided by (used in) financing activities	90,733	(618,037)
Net increase (decrease) in cash and cash equivalents	310,178	(154,831)
Cash and cash equivalents, beginning of period	491,116	588,283
Cash and cash equivalents, end of period	$801,294	$433,452

Supplemental disclosure of cash flow information:
Interest paid	$435,201	$534,276
Income taxes paid, net	$29,727	$46,831

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$100,601	$113,536
Transfers from operating lease equipment to equipment held for sale	$—	$21,842
Dividends declared, not paid	$23,272	$21,633
Unsettled securities trades, net	$145,025	$133,922

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2025	75,242,048	$752	$301,321	$2,831,743	$(236,234)	$2,897,582
Comprehensive income	—	—	—	68,766	4,991	73,757
Dividends ($0.31 per common share)	—	—	—	(23,272)	—	(23,272)
Equity based compensation, net of shares forfeited and surrendered	(23,137)	—	4,950	—	—	4,950
Balance at June 30, 2025	75,218,911	$752	$306,271	$2,877,237	$(231,243)	$2,953,017

Balance at March 31, 2024	74,772,706	$748	$286,169	$2,677,403	$(323,928)	$2,640,392
Comprehensive income	—	—	—	53,733	22,306	76,039
Dividends ($0.29 per common share)	—	—	—	(21,633)	—	(21,633)
Equity based compensation, net of shares forfeited and surrendered	(14,097)	—	4,550	—	—	4,550
Balance at June 30, 2024	74,758,609	$748	$290,719	$2,709,503	$(301,622)	$2,699,348

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	74,748,370	$747	$301,672	$2,796,440	$(284,541)	$2,814,318
Comprehensive income	—	—	—	127,242	53,298	180,540
Dividends ($0.62 per common share)	—	—	—	(46,445)	—	(46,445)
Equity based compensation, net of shares forfeited and surrendered	470,541	5	4,599	—	—	4,604
Balance at June 30, 2025	75,218,911	$752	$306,271	$2,877,237	$(231,243)	$2,953,017

Balance at December 31, 2023	74,372,505	$744	$283,642	$2,650,956	$(357,421)	$2,577,921
Comprehensive income	—	—	—	101,713	55,799	157,512
Dividends ($0.58 per common share)	—	—	—	(43,166)	—	(43,166)
Equity based compensation, net of shares forfeited and surrendered	386,104	4	7,077	—	—	7,081
Balance at June 30, 2024	74,758,609	$748	$290,719	$2,709,503	$(301,622)	$2,699,348

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected in future periods.
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
June 30, 2025

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2025	2024	2025	2024
Basic earnings per common share:
Numerator:
Net income	$68,766	$53,733	$127,242	$101,713
Distributed and undistributed earnings allocated to participating securities	(979)	(748)	(1,799)	(1,429)
Income allocated to common stockholders for basic earnings per common share	$67,787	$52,985	$125,443	$100,284
Denominator:
Weighted average common shares outstanding	75,222,756	74,762,498	75,071,593	74,635,803
Less average unvested stock awards	(1,124,872)	(1,110,233)	(1,113,205)	(1,119,035)
Weighted average shares for basic earnings per common share	74,097,884	73,652,265	73,958,388	73,516,768
Basic earnings per common share	$0.91	$0.72	$1.70	$1.36
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$67,787	$52,985	$125,443	$100,284
Adjustment for earnings reallocated from participating securities	5	2	9	4
Income used in calculating diluted earnings per common share	$67,792	$52,987	$125,452	$100,288
Denominator:
Weighted average shares for basic earnings per common share	74,097,884	73,652,265	73,958,388	73,516,768
Dilutive effect of certain share-based awards	523,812	365,988	543,043	310,906
Weighted average shares for diluted earnings per common share	74,621,696	74,018,253	74,501,431	73,827,674
Diluted earnings per common share	$0.91	$0.72	$1.68	$1.36
Potentially dilutive unvested shares totaling 1,109,286 and 1,084,899 were outstanding at June 30, 2025 and 2024, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Note 3    Investment Securities
Investment securities include investment securities available for sale and marketable equity securities. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$149,875	$998	$(8,304)	$142,569
U.S. Government agency and sponsored enterprise residential MBS	2,721,476	10,330	(19,268)	2,712,538
U.S. Government agency and sponsored enterprise commercial MBS	548,402	450	(48,527)	500,325
Private label residential MBS and CMOs	2,586,509	1,502	(226,507)	2,361,504
Private label commercial MBS	2,119,814	2,902	(27,677)	2,095,039
Single family real estate-backed securities	207,306	240	(4,193)	203,353
Collateralized loan obligations	1,119,184	690	(1,043)	1,118,831
Non-mortgage asset-backed securities	91,483	6	(1,699)	89,790
State and municipal obligations	111,897	51	(8,074)	103,874
SBA securities	66,443	27	(1,901)	64,569
	$9,722,389	$17,196	$(347,193)	$9,392,392
Marketable equity securities				8,679
				$9,401,071

	December 31, 2024
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$214,796	$165	$(12,009)	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,672,554	3,607	(26,471)	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	557,489	156	(61,892)	495,753
Private label residential MBS and CMOs	2,491,033	506	(253,493)	2,238,046
Private label commercial MBS	1,822,881	1,836	(40,688)	1,784,029
Single family real estate-backed securities	335,047	108	(8,074)	327,081
Collateralized loan obligations	1,131,088	1,804	(193)	1,132,699
Non-mortgage asset-backed securities	96,865	144	(2,555)	94,454
State and municipal obligations	110,388	13	(6,391)	104,010
SBA securities	74,900	37	(2,235)	72,702
	$9,507,041	$8,376	$(414,001)	$9,101,416
Marketable equity securities				28,828
				$9,130,244
Accrued interest receivable on investments totaled $31 million and $36 million at June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

At June 30, 2025, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$801,840	$781,538
Due after one year through five years	5,300,383	5,211,984
Due after five years through ten years	2,429,925	2,304,295
Due after ten years	1,190,241	1,094,575
	$9,722,389	$9,392,392
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $8.1 billion and $7.9 billion at June 30, 2025 and December 31, 2024, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains on investment securities AFS	$731	$398	$1,593	$425
Gross realized losses on investment securities AFS	(118)	(48)	(155)	(103)
Net realized gain	613	350	1,438	322

Net gain (loss) on marketable equity securities recognized in earnings	(266)	71	(147)	874

Gain on investment securities, net	$347	$421	$1,291	$1,196

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$53,724	$(1,442)	$42,776	$(6,862)	$96,500	$(8,304)
U.S. Government agency and sponsored enterprise residential MBS	334,189	(2,077)	711,375	(17,191)	1,045,564	(19,268)
U.S. Government agency and sponsored enterprise commercial MBS	37,967	(376)	401,394	(48,151)	439,361	(48,527)
Private label residential MBS and CMOs	201,978	(1,503)	1,967,841	(225,004)	2,169,819	(226,507)
Private label commercial MBS	440,202	(1,056)	633,038	(26,621)	1,073,240	(27,677)
Single family real estate-backed securities	—	—	156,151	(4,193)	156,151	(4,193)
Collateralized loan obligations	573,567	(1,043)	—	—	573,567	(1,043)
Non-mortgage asset-backed securities	—	—	68,714	(1,699)	68,714	(1,699)
State and municipal obligations	15,813	(72)	51,218	(8,002)	67,031	(8,074)
SBA securities	—	—	60,862	(1,901)	60,862	(1,901)
	$1,657,440	$(7,569)	$4,093,369	$(339,624)	$5,750,809	$(347,193)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$126,710	$(3,195)	$40,791	$(8,814)	$167,501	$(12,009)
U.S. Government agency and sponsored enterprise residential MBS	895,759	(5,474)	936,106	(20,997)	1,831,865	(26,471)
U.S. Government agency and sponsored enterprise commercial MBS	55,431	(1,545)	394,735	(60,347)	450,166	(61,892)
Private label residential MBS and CMOs	147,700	(954)	2,040,335	(252,539)	2,188,035	(253,493)
Private label commercial MBS	44,000	(302)	1,199,150	(40,386)	1,243,150	(40,688)
Single family real estate-backed securities	—	—	301,973	(8,074)	301,973	(8,074)
Collateralized loan obligations	336,924	(189)	7,726	(4)	344,650	(193)
Non-mortgage asset-backed securities	—	—	71,789	(2,555)	71,789	(2,555)
State and municipal obligations	15,765	(148)	54,820	(6,243)	70,585	(6,391)
SBA securities	—	—	67,880	(2,235)	67,880	(2,235)
	$1,622,289	$(11,807)	$5,115,305	$(402,194)	$6,737,594	$(414,001)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and six months ended June 30, 2025 and 2024. At June 30, 2025, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At June 30, 2025, 393 securities available for sale were in unrealized loss positions. The amount of unrealized losses related to 101 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.8 million and no further analysis with respect to these securities was considered necessary. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at June 30, 2025, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $330.0 million at June 30, 2025, compared to $405.6 million at December 31, 2024, improving by $75.6 million during the six months ended June 30, 2025. While the majority of securities in the portfolio were floating rate at June 30, 2025, fixed rate securities accounted for the substantial majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At June 30, 2025, six U.S. treasury, 67 U.S. Government agency and sponsored enterprise residential MBS, 20 U.S. Government agency and sponsored enterprise commercial MBS, and 17 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2025. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at June 30, 2025, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At June 30, 2025, 115 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our June 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 2.5% compared to weighted average credit support of 18.3%. As of June 30, 2025, 94% of impaired securities in this category, based on carrying value, were externally rated AAA, 4% were rated AA, 1% were rated A and one security was not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Private label commercial MBS
At June 30, 2025, 40 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our June 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 7.1% compared to weighted average credit support of 47.0%. As of June 30, 2025, 83% of impaired securities in this category, based on carrying value, were externally rated AAA, 15% were rated AA and 2% were rated A. There was no single-asset, single-borrower exposure.
Single family real estate-backed securities
At June 30, 2025, seven single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our June 30, 2025 analysis projected weighted average collateral losses for this category of 6.9% compared to weighted average credit support of 61.2%. As of June 30, 2025, 60% of impaired securities in this category, based on carrying value, were externally rated AAA and 40% were rated AA.
Collateralized loan obligations
At June 30, 2025, ten collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at June 30, 2025. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. The high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our June 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 14.2% compared to weighted average credit support of 41.4%. As of June 30, 2025, 85% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 15% were rated AA.
Non-mortgage asset-backed securities
At June 30, 2025, five non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our June 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 3.7% compared to weighted average credit support of 31.6%. As of June 30, 2025, 26% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 74% were rated AA.
State and Municipal Obligations
At June 30, 2025, five state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of June 30, 2025, 100% of the impaired securities in this category, based on carrying value, were externally rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$5,829,835	24.4%	$5,652,203	23.3%
Construction and land	643,630	2.7%	561,989	2.3%
Owner occupied commercial real estate	1,942,076	8.1%	1,941,004	8.0%
Commercial and industrial	6,743,739	28.2%	7,042,222	28.9%
Pinnacle - municipal finance	694,639	2.9%	720,661	3.0%
Franchise and equipment finance	149,022	0.6%	213,477	0.9%
Mortgage warehouse lending	626,589	2.6%	585,610	2.4%
	16,629,530	69.5%	16,717,166	68.8%
Residential:
1-4 single family residential	6,310,932	26.4%	6,508,922	26.8%
Government insured residential	993,065	4.1%	1,071,892	4.4%
	7,303,997	30.5%	7,580,814	31.2%
Total loans	23,933,527	100.0%	24,297,980	100.0%
Allowance for credit losses	(222,730)		(223,153)
Loans, net	$23,710,797		$24,074,827
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $30 million and $33 million at June 30, 2025 and December 31, 2024, respectively. The amortized cost of PCD loans totaled $35 million and $38 million at June 30, 2025 and December 31, 2024, respectively.
Included in loans, net are direct or sales type finance leases totaling $436 million and $459 million at June 30, 2025 and December 31, 2024, respectively. The amount of income recognized from direct or sales type finance leases for the three and six months ended June 30, 2025 and 2024 totaled $2.9 million, $5.7 million, $3.8 million and $7.9 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and six months ended June 30, 2025 and 2024, the Company purchased residential loans totaling $89 million, $185 million, $60 million and $127 million, respectively.
At June 30, 2025 and December 31, 2024, the Company had pledged loans with a carrying value of approximately $15.5 billion and $15.8 billion, respectively, as security for FHLB advances and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $117 million and $120 million at June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and six months ended June 30, 2025 and 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025			2024
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$204,180	$15,567	$219,747	$210,929	$6,627	$217,556
Provision (recovery)	17,292	(1,598)	15,694	22,224	(401)	21,823
Charge-offs	(14,051)	(208)	(14,259)	(16,100)	—	(16,100)
Recoveries	1,540	8	1,548	2,419	—	2,419
Ending balance	$208,961	$13,769	$222,730	$219,472	$6,226	$225,698

	Six Months Ended June 30,
	2025			2024
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$211,203	$11,950	$223,153	$195,058	$7,631	$202,689
Provision (recovery)	29,638	2,019	31,657	39,003	(1,375)	37,628
Charge-offs	(36,808)	(208)	(37,016)	(21,452)	(34)	(21,486)
Recoveries	4,928	8	4,936	6,863	4	6,867
Ending balance	$208,961	$13,769	$222,730	$219,472	$6,226	$225,698
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined by weighting three third-party provided economic scenarios.
The ACL increased to 0.93% of total loans, compared to 0.92% at December 31, 2024. The two most significant factors impacting the ACL for the six months ended June 30, 2025 were increases in specific reserves, partially offset by net charge offs. The ACL was also impacted, although to a lesser extent, by increases related to (i) deterioration in the economic forecast and (ii) a net increase in qualitative factors and decreases related to (iii) upgrades and payoffs of criticized and classified commercial loans, (iv) shifts in portfolio composition, (v) improved borrower financials in some portfolio sub-segments, and (vi) routine modeling and assumption updates.
The following table presents gross charge-offs during the six months ended June 30, 2025 by year of origination (in thousands):

	Gross Charge-offs By Loan Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
CRE	$—	$—	$—	$—	$2,983	$10,736	$—	$13,719
C&I	83	193	3,734	9,460	5	722	8,892	23,089
Residential	—	—	—	208	—	—	—	208
	$83	$193	$3,734	$9,668	$2,988	$11,458	$8,892	$37,016
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount related to funded portion of loans	$15,694	$21,823	$31,657	$37,628
Amount related to off-balance sheet credit exposures	4	(2,285)	(848)	(2,805)
Total provision for credit losses	$15,698	$19,538	$30,809	$34,823

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Credit quality information
Credit quality of loans held for investment is continuously monitored by dedicated commercial portfolio management and residential credit risk management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity or potential disruptions in economic activity, health of the national, regional and to a lesser extent global economies, interest rates, industry trends, demographic trends, inflationary trends, including particularly for commercial real estate loans the cost of insurance, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values and related market dynamics. Particularly for the office sector, the evolving impact of hybrid and remote work on vacancies and valuations is a factor. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are one indicator of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances greater than $3 million are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows from current operations, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Commercial credit exposure based on internal risk rating (in thousands):

	June 30, 2025
	Amortized Cost By Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
CRE
Pass	$563,575	$968,557	$872,218	$969,938	$522,771	$1,687,978	$125,880	$5,710,917
Special mention	—	—	—	21,565	45,315	22,079	—	88,959
Substandard	—	—	21,845	155,262	66,604	429,878	—	673,589
Total CRE	$563,575	$968,557	$894,063	$1,146,765	$634,690	$2,139,935	$125,880	$6,473,465
C&I
Pass	$734,851	$1,297,656	$1,066,081	$825,410	$382,815	$1,175,968	$2,756,193	$8,238,974
Special mention	—	—	3,008	—	5,329	1,350	32,233	41,920
Substandard	—	15,902	38,795	96,805	21,510	121,031	76,350	370,393
Doubtful	—	—	796	9,375	14,954	—	9,403	34,528
Total C&I	$734,851	$1,313,558	$1,108,680	$931,590	$424,608	$1,298,349	$2,874,179	$8,685,815
Pinnacle - municipal finance
Pass	$43,647	$54,653	$89,415	$78,757	$47,265	$380,902	$—	$694,639
Total Pinnacle - municipal finance	$43,647	$54,653	$89,415	$78,757	$47,265	$380,902	$—	$694,639
Franchise and equipment finance
Pass	$—	$—	$1,898	$4,241	$29,076	$72,717	$21,192	$129,124
Substandard	—	—	—	—	—	19,787	—	19,787
Doubtful	—	—	—	—	—	111	—	111
Total Franchise and equipment finance	$—	$—	$1,898	$4,241	$29,076	$92,615	$21,192	$149,022
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$626,589	$626,589
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$626,589	$626,589

	December 31, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$921,888	$783,342	$1,119,032	$609,452	$399,806	$1,478,261	$114,648	$5,426,429
Special mention	—	—	—	—	39,714	19,057	—	58,771
Substandard	—	21,853	131,816	121,005	76,590	377,728	—	728,992
Total CRE	$921,888	$805,195	$1,250,848	$730,457	$516,110	$1,875,046	$114,648	$6,214,192
C&I
Pass	$1,514,746	$1,182,701	$962,478	$470,041	$269,508	$1,085,412	$2,931,044	$8,415,930
Special mention	45,092	8,231	73,226	35,581	—	—	41,486	203,616
Substandard	—	49,681	74,001	40,108	10,529	101,028	81,798	357,145
Doubtful	—	—	—	—	—	—	6,535	6,535
Total C&I	$1,559,838	$1,240,613	$1,109,705	$545,730	$280,037	$1,186,440	$3,060,863	$8,983,226
Pinnacle - municipal finance
Pass	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Total Pinnacle - municipal finance	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Franchise and equipment finance
Pass	$—	$2,014	$26,408	$54,871	$16,435	$84,879	$174	$184,781
Substandard	—	—	—	1,486	275	26,614	—	28,375
Doubtful	—	—	—	—	—	321	—	321
Total Franchise and equipment finance	$—	$2,014	$26,408	$56,357	$16,710	$111,814	$174	$213,477
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$585,610	$585,610
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$585,610	$585,610

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

At June 30, 2025 and December 31, 2024, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Special mention	$130,879	$262,387
Substandard - accruing	745,811	894,754
Substandard - non-accruing	317,958	219,758
Doubtful	34,639	6,856
Total	$1,229,287	$1,383,755
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
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	June 30, 2025
	Amortized Cost By Origination Year
Days Past Due	2025	2024	2023	2022	2021	Prior	Total
Current	$117,681	$229,137	$277,952	$971,632	$2,649,818	$2,016,622	$6,262,842
30 - 59 Days Past Due	1,800	369	404	8,279	6,723	8,317	25,892
60 - 89 Days Past Due	—	1,606	—	—	1,153	1,701	4,460
90 Days or More Past Due	—	—	—	143	6,086	11,509	17,738
	$119,481	$231,112	$278,356	$980,054	$2,663,780	$2,038,149	$6,310,932

	December 31, 2024
	Amortized Cost By Origination Year
Days Past Due	2024	2023	2022	2021	2020	Prior	Total
Current	$251,767	$304,595	$1,012,777	$2,744,941	$798,346	$1,340,402	$6,452,828
30 - 59 Days Past Due	—	3,045	4,948	15,368	474	9,140	32,975
60 - 89 Days Past Due	156	—	1,445	4,007	—	547	6,155
90 Days or More Past Due	—	—	2,486	3,457	—	11,021	16,964
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	June 30, 2025
	Amortized Cost By Origination Year
LTV	2025	2024	2023	2022	2021	Prior	Total
Less than 61%	$23,043	$26,952	$48,360	$225,455	$1,075,889	$689,723	$2,089,422
61% - 70%	17,866	30,351	37,798	253,701	739,046	483,914	1,562,676
71% - 80%	50,865	139,918	159,090	497,418	817,540	829,562	2,494,393
More than 80%	27,707	33,891	33,108	3,480	31,305	34,950	164,441
	$119,481	$231,112	$278,356	$980,054	$2,663,780	$2,038,149	$6,310,932

	December 31, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$27,646	$51,565	$236,020	$1,124,532	$304,755	$425,814	$2,170,332
61% - 70%	33,033	42,636	263,959	759,931	203,423	307,052	1,610,034
71% - 80%	156,942	175,651	518,164	851,427	290,573	590,130	2,582,887
More than 80%	34,302	37,788	3,513	31,883	69	38,114	145,669
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	June 30, 2025
	Amortized Cost By Origination Year
FICO	2025	2024	2023	2022	2021	Prior	Total
760 or greater	$78,873	$166,169	$207,607	$703,941	$2,097,309	$1,480,664	$4,734,563
720 - 759	31,996	42,903	40,971	156,609	352,321	292,525	917,325
719 or less or not available	8,612	22,040	29,778	119,504	214,150	264,960	659,044
	$119,481	$231,112	$278,356	$980,054	$2,663,780	$2,038,149	$6,310,932

	December 31, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$179,256	$215,486	$725,399	$2,202,004	$642,572	$952,136	$4,916,853
720 - 759	58,642	59,356	173,309	365,198	95,495	192,943	944,943
719 or less or not available	14,025	32,798	122,948	200,571	60,753	216,031	647,126
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	June 30, 2025					December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
CRE	$6,447,178	$—	$—	$26,287	$6,473,465	$6,145,386	$35,000	$—	$33,806	$6,214,192
C&I	8,635,670	4,727	1,253	44,165	8,685,815	8,911,057	16,137	25,645	30,387	8,983,226
Pinnacle - municipal finance	694,639	—	—	—	694,639	720,661	—	—	—	720,661
Franchise and equipment finance	149,022	—	—	—	149,022	213,477	—	—	—	213,477
Mortgage warehouse lending	626,589	—	—	—	626,589	585,610	—	—	—	585,610
1-4 single family residential	6,262,842	25,892	4,460	17,738	6,310,932	6,452,828	32,975	6,155	16,964	6,508,922
Government insured residential	669,188	100,045	30,398	193,434	993,065	691,111	108,287	46,681	225,813	1,071,892
	$23,485,128	$130,664	$36,111	$281,624	$23,933,527	$23,720,130	$192,399	$78,481	$306,970	$24,297,980
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $34 million ($25 million of C&I and $9 million of CRE) and $33 million at June 30, 2025 and December 31, 2024, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $194 million and $227 million at June 30, 2025 and December 31, 2024, respectively, substantially all of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$152,634	$112,599	$95,378	$65,004
C&I	195,897	53,452	125,226	41,929
Franchise and equipment finance	4,066	2,611	6,010	4,345
1-4 single family residential	23,151	—	23,500	—
	$375,748	$168,662	$250,114	$111,278
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $35.9 million and $34.3 million at June 30, 2025 and December 31, 2024, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and six months ended June 30, 2025 and 2024. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the three and six months ended June 30, 2025 and 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$152,041	$152,041	$94,283	$91,050
C&I	79,864	76,866	87,565	78,150
Franchise and equipment finance	4,066	3,955	6,010	5,689
	$235,971	$232,862	$187,858	$174,889
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the six months ended June 30, 2025.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $71 million, of which $63 million was government insured at June 30, 2025, and $167 million, of which $157 million was government insured at December 31, 2024. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at June 30, 2025 and December 31, 2024.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Interest Rate Reduction and Other than Insignificant Payment Delays		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$—	—%	$91,833	1%	$—	—%	$—	—%	$—	—%	$—	—%	$91,833
C&I	—	—%	10,451	—%	29,816	—%	—	—%	—	—%	—	—%	40,267
1-4 single family residential	36	—%	—	—%	—	—%	—	—%	—	—%	—	—%	36
Government insured residential	—	—%	12,713	1%	—	—%	7,145	1%	—	—%	—	—%	19,858
	$36		$114,997		$29,816		$7,145		$—		$—		$151,994

	Six Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Interest Rate Reduction and Other than Insignificant Payment Delays		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$—	—%	$91,833	1%	$—	—%	$—	—%	$8,912	—%	$—	—%	$100,745
C&I	—	—%	10,451	—%	50,395	1%	—	—%	—	—%	6,587	—%	67,433
1-4 single family residential	36	—%	—	—%	—	—%	—	—%	—	—%	—	—%	36
Government insured residential	—	—%	17,653	2%	—	—%	8,668	1%	—	—%	—	—%	26,321
	$36		$119,937		$50,395		$8,668		$8,912		$6,587		$194,535

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

	Three Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Interest Rate Reduction and Other than Insignificant Payment Delays		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$—	—%	$1,293	—%	$—	—%	$—	—%	$—	—%	$—	—%	$1,293
C&I	—	—%	95,694	1%	—	—%	—	—%	—	—%	—	—%	95,694
Government insured residential	—	—%	13,248	1%	—	—%	866	—%	—	—%	—	—%	14,114
	$—		$110,235		$—		$866		$—		$—		$111,101

	Six Months Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Other than Insignificant Payment Delays		Combination - Interest Rate Reduction and Term Extension		Combination - Interest Rate Reduction and Other than Insignificant Payment Delays		Combination - Term Extension and Other than Insignificant Payment Delays
	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Amortized Cost	% (1)	Total
CRE	$—	—%	$1,293	—%	$—	—%	$—	—%	$—	—%	$—	—%	$1,293
C&I	—	—%	95,694	1%	—	—%	29	—%	—	—%	—	—%	95,723
Government insured residential	—	—%	21,434	2%	—	—%	2,353	—%	—	—%	—	—%	23,787
	$—		$118,421		$—		$2,382		$—		$—		$120,803

(1)Represents percentage of loans receivable in each category.
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended June 30, 2025
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 8.3% to 7.0%.
Term Extension:
CRE	Added a weighted average 0.9 year to the term of the modified loans.
C&I	Added a weighted average 0.6 year to the term of the modified loans.
Government insured residential	Added a weighted average 12.5 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.9 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.3% to 7.1% and added a weighted average 3.5 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Six Months Ended June 30, 2025
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 8.3% to 7.0%.
Term Extension:
CRE	Added a weighted average 0.9 year to the term of the modified loans.
C&I	Added a weighted average 0.9 year to the term of the modified loans.
Government insured residential	Added a weighted average 12.1 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.7 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.3% to 7.1% and added a weighted average 3.1 years to the term of the modified loans.
Combination - Interest Rate Reduction and Other than Insignificant Payment Delays:
CRE	Reduced weighted average contractual interest rate from 4.3% to 3.5% and provided 0.7 year of payment deferral.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 0.6 years to the term of the modified loans and provided 1.3 years of payment deferral.

Three Months Ended June 30, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 1.0 year to the term of the modified loans.
C&I	Added a weighted average 1.6 years to the term of the modified loans.
Government insured residential	Added a weighted average 9.5 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.4% to 7.2% and added a weighted average 2.1 years to the term of the modified loans.

Six Months Ended June 30, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 1.0 year to the term of the modified loans.
C&I	Added a weighted average 1.6 years to the term of the modified loans.
Government insured residential	Added a weighted average 9.8 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 21.2% to 5.0% and added a weighted average 2.2 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 6.8% to 6.3% and added a weighted average 4.6 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

The following tables present the aging at the dates indicated, of loans that were modified within the previous 12 months (in thousands):

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$163,759	$—	$—	$16,450	$180,209
C&I	94,846	2,148	—	826	97,820
Franchise and equipment finance	1,455	—	—	—	1,455
1-4 single family residential	36	169	—	—	205
Government insured residential	17,514	6,847	4,029	9,102	37,492
	$277,610	$9,164	$4,029	$26,378	$317,181

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$1,293	$—	$—	$—	$1,293
C&I	97,558	1,504	—	—	99,062
Franchise and equipment finance	9,402	—	—	—	9,402
1-4 single family residential	73	—	—	—	73
Government insured residential	14,577	7,047	6,712	17,126	45,462
	$122,903	$8,551	$6,712	$17,126	$155,292
The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended June 30,
	2025				2024
	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$—	$826	$—	$826	$—	$—	$—	$—
Government insured residential	2,685	—	2,529	5,214	8,060	—	1,084	9,144
	$2,685	$826	$2,529	$6,040	$8,060	$—	$1,084	$9,144

	Six Months Ended June 30,
	2025				2024
	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$—	$1,007	$—	$1,007	$—	$—	$—	$—
Government insured residential	5,859	—	3,901	9,760	16,231	—	1,956	18,187
	$5,859	$1,007	$3,901	$10,767	$16,231	$—	$1,956	$18,187

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Note 5    Income Taxes
The Company’s effective income tax rate was 26.8% and 26.9% for the three and six months ended June 30, 2025 and 26.4% and 27.4% for the three and six months ended June 30, 2024, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2025 and 2024 primarily due to the impact of state income taxes and interest on certain unrecognized tax benefits, partially offset by the benefit of income not subject to federal tax.
Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,405,000	$5,259	$(191)	$4,030,000	$—	$(4,011)
Interest rate caps purchased	100,000	1,575	—	200,000	3,395	—
Interest rate collar	125,000	17	—	125,000	—	(30)
	$3,630,000	$6,851	$(191)	$4,355,000	$3,395	$(4,041)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$832	$4,683	$2,177	$9,609
Interest expense on borrowings	5,074	12,018	11,115	27,730
Interest income on loans	(1,305)	(810)	(2,609)	(1,626)
	$4,601	$15,891	$10,683	$35,713
During the three and six months ended June 30, 2025 and 2024, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of June 30, 2025, the amount of net gain expected to be reclassified from AOCI into earnings during the next 12 months was $7.7 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. The Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. The Company also enters into foreign currency forward derivative contracts with commercial borrowers to enable borrowers to manage their exposure to foreign currency fluctuations. The Company enters into offsetting forward contracts with primary dealers to mitigate the foreign currency risk associated with these contracts. These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized in earnings. The impact on earnings related to changes in fair value of these derivatives was not material for the three and six months ended June 30, 2025 and 2024. The notional amount and fair value of the foreign currency forward derivative contracts were not material at June 30, 2025 and December 31, 2024.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its commercial customer derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its commercial borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any significant losses from failure of derivative counterparties to honor their obligations.
The following table summarizes the Company's interest rate derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$3,321,081	$37,977	$(46,475)	$2,767,552	$69,802	$(10,342)
Pay-variable interest rate swaps	3,321,081	46,460	(37,977)	2,767,552	10,342	(69,802)
Interest rate caps purchased	228,417	516	—	210,398	1,418	—
Interest rate caps sold	228,417	—	(516)	210,398	—	(1,418)
RPAs purchased	170,070	304	—	126,578	175	—
RPAs sold	505,796	—	(414)	424,424	—	(296)
	$7,774,862	$85,257	$(85,382)	$6,506,902	$81,737	$(81,858)

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
June 30, 2025

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps and caps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2025
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$45,344	$—	$45,344	$(21,320)	$(23,997)	$27
Derivative liabilities	(46,666)	—	(46,666)	21,320	25,346	—
	$(1,322)	$—	$(1,322)	$—	$1,349	$27

	December 31, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$74,615	$—	$74,615	$(11,161)	$(63,376)	$78
Derivative liabilities	(14,383)	—	(14,383)	11,161	3,222	—
	$60,232	$—	$60,232	$—	$(60,154)	$78
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025			2024
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$8,598	$(2,235)	$6,363	$36,189	$(9,409)	$26,780
Amounts reclassified to gain on investment securities available for sale, net	(613)	160	(453)	(350)	91	(259)
Net change in unrealized gains (losses) on investment securities available for sale	7,985	(2,075)	5,910	35,839	(9,318)	26,521
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	3,359	(873)	2,486	10,196	(2,651)	7,545
Amounts reclassified to interest expense on deposits	(832)	216	(616)	(4,683)	1,217	(3,466)
Amounts reclassified to interest expense on borrowings	(5,074)	1,319	(3,755)	(12,018)	3,125	(8,893)
Amounts reclassified to interest income on loans	1,305	(339)	966	810	(211)	599
Net change in unrealized gains (losses) on derivative instruments	(1,242)	323	(919)	(5,695)	1,480	(4,215)
Other comprehensive income	$6,743	$(1,752)	$4,991	$30,144	$(7,838)	$22,306

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

	Six Months Ended June 30,
	2025			2024
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$77,067	$(20,037)	$57,030	$72,589	$(18,873)	$53,716
Amounts reclassified to gain on investment securities available for sale, net	(1,438)	374	(1,064)	(322)	84	(238)
Net change in unrealized gains (losses) on investment securities available for sale	75,629	(19,663)	55,966	72,267	(18,789)	53,478
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	7,077	(1,840)	5,237	38,850	(10,101)	28,749
Amounts reclassified to interest expense on deposits	(2,177)	566	(1,611)	(9,609)	2,498	(7,111)
Amounts reclassified to interest expense on borrowings	(11,115)	2,890	(8,225)	(27,730)	7,210	(20,520)
Amounts reclassified to interest income on loans	2,609	(678)	1,931	1,626	(423)	1,203
Net change in unrealized gains (losses) on derivative instruments	(3,606)	938	(2,668)	3,137	(816)	2,321
Other comprehensive income	$72,023	$(18,725)	$53,298	$75,404	$(19,605)	$55,799

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at March 31, 2025	$(250,105)	$13,871	$(236,234)
Other comprehensive income (loss)	5,910	(919)	4,991
Balance at June 30, 2025	$(244,195)	$12,952	$(231,243)

Balance at March 31, 2024	$(368,789)	$44,861	$(323,928)
Other comprehensive income (loss)	26,521	(4,215)	22,306
Balance at June 30, 2024	$(342,268)	$40,646	$(301,622)

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2024	$(300,161)	$15,620	$(284,541)
Other comprehensive income (loss)	55,966	(2,668)	53,298
Balance at June 30, 2025	$(244,195)	$12,952	$(231,243)

Balance at December 31, 2023	$(395,746)	$38,325	$(357,421)
Other comprehensive income	53,478	2,321	55,799
Balance at June 30, 2024	$(342,268)	$40,646	$(301,622)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

Note 8    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale and marketable equity securities—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and typically include all categories of investment securities not classified within level 1 of the hierarchy. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2025
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$142,569	$—	$142,569
U.S. Government agency and sponsored enterprise residential MBS	—	2,712,538	2,712,538
U.S. Government agency and sponsored enterprise commercial MBS	—	500,325	500,325
Private label residential MBS and CMOs	—	2,361,504	2,361,504
Private label commercial MBS	—	2,095,039	2,095,039
Single family real estate-backed securities	—	203,353	203,353
Collateralized loan obligations	—	1,118,831	1,118,831
Non-mortgage asset-backed securities	—	89,790	89,790
State and municipal obligations	—	103,874	103,874
SBA securities	—	64,569	64,569
Marketable equity securities	8,679	—	8,679
Derivative assets	—	92,108	92,108
Total assets at fair value	$151,248	$9,341,931	$9,493,179
Derivative liabilities	$—	$(85,573)	$(85,573)
Total liabilities at fair value	$—	$(85,573)	$(85,573)

	December 31, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$202,952	$—	$202,952
U.S. Government agency and sponsored enterprise residential MBS	—	2,649,690	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	—	495,753	495,753
Private label residential MBS and CMOs	—	2,238,046	2,238,046
Private label commercial MBS	—	1,784,029	1,784,029
Single family real estate-backed securities	—	327,081	327,081
Collateralized loan obligations	—	1,132,699	1,132,699
Non-mortgage asset-backed securities	—	94,454	94,454
State and municipal obligations	—	104,010	104,010
SBA securities	—	72,702	72,702
Marketable equity securities	28,828	—	28,828
Derivative assets	—	85,132	85,132
Total assets at fair value	$231,780	$8,983,596	$9,215,376
Derivative liabilities	$—	$(85,899)	$(85,899)
Total liabilities at fair value	$—	$(85,899)	$(85,899)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	June 30, 2025	December 31, 2024
Collateral dependent loans	$159,773	$165,951
OREO	413	2,577
	$160,186	$168,528
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$801,294	$801,294	$491,116	$491,116
Investment securities	1/2	$9,401,071	$9,401,071	$9,130,244	$9,130,244
Non-marketable equity securities	2	$174,234	$174,234	$206,297	$206,297
Loans, net	3	$23,710,797	$22,737,419	$24,074,827	$23,053,011
Derivative assets	2	$92,108	$92,108	$85,132	$85,132
Liabilities:
Demand, savings and money market deposits	2	$24,867,707	$24,867,707	$23,564,414	$23,564,414
Time deposits	2	$3,778,234	$3,764,013	$4,301,289	$4,279,475
FHLB advances	2	$2,255,000	$2,255,007	$2,930,000	$2,929,896
Notes and other borrowings	2	$708,937	$703,480	$708,553	$695,457
Derivative liabilities	2	$85,573	$85,573	$85,899	$85,899
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
June 30, 2025

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
Total lending related commitments outstanding at June 30, 2025 were as follows (in thousands):

Commitments to fund loans	$344,523
Unfunded commitments under lines of credit	5,055,476
Commercial and standby letters of credit	190,368
$5,590,367
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$7,993,915	—%	$7,448,633	—%	$7,705,120	—%	$7,004,780	—%
Interest bearing	5,407,538	3.39%	3,742,071	3.79%	5,111,328	3.37%	3,663,217	3.77%
Savings and money market	10,355,700	3.41%	11,176,000	4.28%	10,593,396	3.42%	11,205,130	4.26%
Time	3,919,526	3.79%	4,750,640	4.56%	4,122,014	3.89%	4,990,909	4.50%
	$27,676,679	2.47%	$27,117,344	3.09%	$27,531,858	2.52%	$26,864,036	3.13%

(1)Annualized.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2025

The following table presents maturities of time deposits as of June 30, 2025 (in thousands):

Maturing in:
2025	$3,049,768
2026	725,618
2027	1,308
2028	346
2029	257
Thereafter	937
$3,778,234
Included in deposits are public funds deposits of $3.0 billion and $3.1 billion, at June 30, 2025 and December 31, 2024, respectively, and brokered deposits of $4.1 billion and $5.2 billion at June 30, 2025 and December 31, 2024, respectively.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest bearing demand	$45,689	$35,249	$85,582	$68,756
Savings and money market	88,023	118,945	179,802	237,584
Time	36,983	53,897	79,521	111,749
	$170,695	$208,091	$344,905	$418,089
We incur costs related to certain deposit rebate and commission programs. During the three and six months ended June 30, 2025 and 2024, costs related to those programs that were correlated with the balance in the related deposit accounts totaled $14.5 million, $27.7 million, $14.3 million and $27.0 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.
Note 11    Subsequent Events
Capital Actions
In July 2025, the Company's Board of Directors authorized the repurchase of up to $100 million in shares of its outstanding common stock. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.
Borrowings
In July 2025, the Company's Board of Directors authorized the redemption of all of its outstanding 4.875% senior notes due November 2025 at par value plus accrued interest. At June 30, 2025, the carrying value of senior notes, net of unamortized discount and debt issuance costs, totaled $388 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2025 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K").
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
Quarterly highlights include:
•Net Income for the three months ended June 30, 2025 was $68.8 million, or $0.91 per diluted share, compared to $58.5 million or $0.78 per diluted share for the immediately preceding quarter ended March 31, 2025, an 18% increase. Net income was $53.7 million, or $0.72 per diluted share for the three months ended June 30, 2024. Net income for the six months ended June 30, 2025 was $127.2 million, or $1.68 per diluted share, compared to $101.7 million, or $1.36 per diluted share for the six months ended June 30, 2024, an increase of 25%.
•For the three months ended June 30, 2025, the annualized return on average stockholders' equity was 9.4% compared to 8.2% for the three months ended March 31, 2025 and 8.0% for the three months ended June 30, 2024. Return on average assets improved to 0.78% for the three months ended June 30, 2025, from 0.68% and 0.61% for the three months ended March 31, 2025 and June 30, 2024, respectively.
•As expected, the net interest margin, calculated on a tax-equivalent basis, expanded by 0.12%, to 2.93% for the three months ended June 30, 2025 from 2.81% for the immediately preceding three months ended March 31, 2025. The net interest margin was 2.72% for the three months ended June 30, 2024.
•The Company's funding profile continued to improve. NIDDA grew by $1.0 billion, or 13% during the three months ended June 30, 2025, to 32% of total deposits, up from 29% at March 31, 2025. NIDDA was also up $1.0 billion compared to June 30, 2024, one year ago. Average NIDDA grew $581 million for the three months ended June 30, 2025.
•Non-brokered deposits grew by $1.2 billion, or 5.1%, for the three months ended June 30, 2025, while total deposits grew by $588 million.

•The average cost of total deposits declined by 0.11% to 2.47% for the three months ended June 30, 2025, from 2.58% for the immediately preceding three months ended March 31, 2025. The spot APY of total deposits declined by 0.15% to 2.37% at June 30, 2025 from 2.52% at March 31, 2025. The spot APY of total deposits was 3.09% at June 30, 2024, one year ago.
•Wholesale funding, including FHLB advances and brokered deposits, declined by $749 million for the three months ended June 30, 2025 and by $1.8 billion for the six months ended June 30, 2025.
•For the three months ended June 30, 2025, CRE loans grew by $267 million, largely in line with our expectations. C&I loans declined by $199 million; a continued high level of unscheduled payoffs and some strategic exits impacted C&I growth. Consistent with our balance sheet strategy, the residential, franchise, equipment and municipal finance portfolios declined by a combined $171 million. Total loans declined by $56 million for the three months ended June 30, 2025.
•The loan to deposit ratio declined to 83.6% at June 30, 2025, from 85.5% at March 31, 2025 and 87.2% at December 31, 2024.
•With respect to credit, total criticized and classified loans declined by $156 million for the three months ended June 30, 2025. We experienced net migration of $117 million of loans to non-accrual for the quarter, the majority of which, not unexpectedly, was attributable to office exposure. The NPA ratio at June 30, 2025 was 1.08%, including 0.10% related to the guaranteed portion of non-performing SBA loans, compared to 0.76% including 0.09% related to the guaranteed portion of non-accrual SBA loans at March 31, 2025. The annualized net charge-off ratio for the six months ended June 30, 2025, was 0.27%. The net charge-off ratio for the trailing twelve months was 0.23%.
•The ratio of the ACL to total loans was 0.93% at June 30, 2025, compared to 0.92% at March 31, 2025. The ratio of the ACL to non-performing loans was 59.18%. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.36% at June 30, 2025 and the ACL to loans ratio for CRE office loans was 1.92%. The provision for credit losses was $15.7 million for the three months ended June 30, 2025 compared to $15.1 million for the preceding three months ended March 31, 2025 and $19.5 million for the three months ended June 30, 2024.
•Our capital position is robust. At June 30, 2025, CET1 was 12.2% and pro-forma CET1, including accumulated other comprehensive income, was 11.3%. The ratio of tangible common equity/tangible assets increased to 8.1%.
•Book value and tangible book value per common share continued to accrete, to $39.26 and $38.23, respectively, at June 30, 2025, compared to $38.51 and $37.48, respectively, at March 31, 2025, and $36.11 and $35.07, respectively, at June 30, 2024. This represents a 9% year-over-year increase in tangible book value per share.
•In July 2025, the Company's Board of Directors authorized the repurchase of up to $100 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
•In July 2025, the Company's Board of Directors authorized the redemption of all of its outstanding 4.875% senior notes due November 2025.
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

	Three Months Ended June 30,			Three Months Ended March 31,			Three Months Ended June 30,
	2025			2025			2024
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,901,218	$330,805	5.55%	$23,933,938	$324,113	5.48%	$24,290,169	$353,707	5.85%
Investment securities (3)	9,352,504	118,046	5.06%	9,104,228	114,590	5.07%	8,894,517	124,572	5.60%
Other interest earning assets	807,721	8,343	4.14%	788,547	8,436	4.33%	711,586	8,986	5.08%
Total interest earning assets	34,061,443	457,194	5.38%	33,826,713	447,139	5.34%	33,896,272	487,265	5.77%
Allowance for credit losses	(227,191)			(228,158)			(225,161)
Non-interest earning assets	1,370,990			1,376,904			1,571,649
Total assets	$35,205,242			$34,975,459			$35,242,760
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$5,407,538	$45,689	3.39%	$4,811,826	$39,893	3.36%	$3,742,071	$35,249	3.79%
Savings and money market deposits	10,355,700	88,023	3.41%	10,833,734	91,779	3.44%	11,176,000	118,945	4.28%
Time deposits	3,919,526	36,983	3.79%	4,326,750	42,538	3.99%	4,750,640	53,897	4.56%
Total interest bearing deposits	19,682,764	170,695	3.48%	19,972,310	174,210	3.54%	19,668,711	208,091	4.26%
FHLB advances	2,941,264	27,828	3.79%	2,991,389	27,206	3.69%	3,764,286	40,032	4.28%
Notes and other borrowings	709,081	9,137	5.16%	709,037	9,134	5.15%	711,167	9,153	5.15%
Total interest bearing liabilities	23,333,109	207,660	3.57%	23,672,736	210,550	3.61%	24,144,164	257,276	4.28%
Non-interest bearing demand deposits	7,993,915			7,413,117			7,448,633
Other non-interest bearing liabilities	931,879			1,004,917			960,691
Total liabilities	32,258,903			32,090,770			32,553,488
Stockholders' equity	2,946,339			2,884,689			2,689,272
Total liabilities and stockholders' equity	$35,205,242			$34,975,459			$35,242,760
Net interest income		$249,534			$236,589			$229,989
Interest rate spread			1.81%			1.73%			1.49%
Net interest margin			2.93%			2.81%			2.72%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $2.7 million for both the three months ended June 30, 2025 and March 31, 2025, and $3.1 million for the three months ended June 30, 2024. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for both the three months ended June 30, 2025 and March 31, 2025, and $0.9 million for the three months ended June 30, 2024.
(2)Annualized.
(3)At fair value.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,917,488	$654,918	5.51%	$24,313,806	$704,149	5.82%
Investment securities (3)	9,229,050	232,636	5.06%	8,923,485	249,596	5.59%
Other interest earning assets	801,797	16,779	4.22%	737,523	19,024	5.19%
Total interest earning assets	33,948,335	904,333	5.36%	33,974,814	972,769	5.74%
Allowance for credit losses	(227,672)			(215,954)
Non-interest earning assets	1,370,321			1,580,491
Total assets	$35,090,984			$35,339,351
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$5,111,328	$85,582	3.37%	$3,663,217	$68,756	3.77%
Savings and money market deposits	10,593,396	179,802	3.42%	11,205,130	237,584	4.26%
Time deposits	4,122,014	79,521	3.89%	4,990,909	111,749	4.50%
Total interest bearing deposits	19,826,738	344,905	3.50%	19,859,256	418,089	4.23%
FHLB advances	2,966,188	55,034	3.74%	4,167,253	87,528	4.22%
Notes and other borrowings	709,059	18,271	5.16%	710,092	18,276	5.15%
Total interest bearing liabilities	23,501,985	418,210	3.58%	24,736,601	523,893	4.26%
Non-interest bearing demand deposits	7,705,120			7,004,780
Other non-interest bearing liabilities	968,195			933,479
Total liabilities	32,175,300			32,674,860
Stockholders' equity	2,915,684			2,664,491
Total liabilities and stockholders' equity	$35,090,984			$35,339,351
Net interest income		$486,123			$448,876
Interest rate spread			1.78%			1.48%
Net interest margin			2.87%			2.64%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $5.4 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $1.4 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Annualized.
(3)     At fair value.
Three months ended June 30, 2025 compared to the immediately preceding three months ended March 31, 2025
Net interest income, calculated on a tax-equivalent basis, was $249.5 million for the three months ended June 30, 2025, compared to $236.6 million for the three months ended March 31, 2025, an increase of $12.9 million. The increase was comprised of an increase in tax-equivalent interest income of $10.1 million and a decrease in interest expense of $2.9 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025. The quarter-over-quarter increase in interest income was primarily related to higher yields on loans. The decline in interest expense related to both a lower average cost of funds and lower average balance of interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, increased by 0.12% to 2.93% for the three months ended June 30, 2025, compared to 2.81% for the immediately preceding three months ended March 31, 2025. Factors impacting the net interest margin for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 included:
•The net interest margin was positively impacted by the increase in average NIDDA as a percentage of both total deposits and total funding. Average NIDDA grew by $581 million for the three months ended June 30, 2025, while average interest bearing deposits declined by $290 million.
•The average rate paid on interest bearing deposits declined to 3.48% for the three months ended June 30, 2025, from 3.54% for the three months ended March 31, 2025. This decline reflected the maturity of higher-rate term deposits, a reduction in higher priced brokered deposits and continued pricing discipline.

•The tax-equivalent yield on loans increased to 5.55% for the three months ended June 30, 2025, from 5.48% for the three months ended March 31, 2025. This increase reflected the origination of new loans at higher rates, paydowns and maturities of lower rate loans, including some strategic exits of lower-margin loans, and balance sheet repositioning.
•The average rate paid on FHLB advances increased to 3.79% for the three months ended June 30, 2025, from 3.69% for the three months ended March 31, 2025, primarily due to expiration of cash flow hedges, partially offset by maturities of higher rate advances.
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Net interest income, calculated on a tax-equivalent basis, was $249.5 million for the three months ended June 30, 2025, compared to $230.0 million for the three months ended June 30, 2024, an increase of $19.5 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $30.1 million and $49.6 million, respectively.
Net interest income, calculated on a tax-equivalent basis, was $486.1 million for the six months ended June 30, 2025, compared to $448.9 million for the six months ended June 30, 2024, an increase of $37.2 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $68.4 million and $105.7 million, respectively.
The net interest margin, calculated on a tax-equivalent basis, increased to 2.93% and 2.87% for the three and six months ended June 30, 2025, respectively, from 2.72% and 2.64% for the three and six months ended June 30, 2024, increases of 0.21% and 0.23%, respectively. Both the yield on interest earning assets and the cost of interest bearing liabilities declined over these comparative periods reflecting a lower interest rate environment, however the decline in the cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets, primarily as a result of balance sheet repositioning, particularly an improved funding mix.
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, average NIDDA grew by $545 million while average FHLB advances declined by $823 million. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, average NIDDA grew by $700 million while average FHLB advances declined by $1.2 billion. Within interest bearing deposits, there was a shift from generally higher priced time deposits to generally lower priced forms of interest bearing deposits for both the three and six month periods. On the asset side of the balance sheet, average core C&I and CRE loans increased to 63.0% and 62.8% of average loans for the three and six months ended June 30, 2025, respectively, from 60.4% and 60.1% of average loans for the three and six months ended June 30, 2024, respectively, while generally lower yielding residential loans declined to 30.9% and 31.2% of average loans from 32.8% and 33.1% of average loans for the respective periods.
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

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount related to funded portion of loans	$15,694	$21,823	$31,657	$37,628
Amount related to off-balance sheet credit exposures	4	(2,285)	(848)	(2,805)
Total provision for credit losses	$15,698	$19,538	$30,809	$34,823
The most significant factor impacting the provision for credit losses for the three and six months ended June 30, 2025 was increases in specific reserves. The provision was also impacted, although to a lesser extent, by (i) deterioration in the economic forecast, (ii) a net increase in qualitative factors, (iii) upgrades and payoffs of criticized and classified commercial loans, (iv) shifts in portfolio composition, (v) improved borrower financials in some portfolio sub-segments, and (vi) routine modeling and assumption updates.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deposit service charges and fees	$5,323	$4,909	$10,558	$10,222
Lease financing	4,612	5,640	8,925	17,080
Other non-interest income	17,875	13,636	30,597	23,760
Total non-interest income	$27,810	$24,185	$50,080	$51,062
The decrease in lease financing revenue for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was attributable to the continuing decline in the size of the operating lease equipment portfolio and lower residual income. Expense related to the depreciation of operating lease equipment reflected a corresponding decline over these comparative periods.
The more significant items included in other non-interest income typically include commercial card revenue, lending related fees other than origination fees, income related to BOLI, securities gains and losses and capital markets revenue such as customer derivative, FX and syndication fees, none of which are individually material for any of the periods presented. The increase in other non-interest income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, was primarily driven by an increases in capital markets and BOLI revenue.

Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee compensation and benefits	$83,153	$75,588	$165,899	$151,508
Occupancy and equipment	10,945	10,973	22,288	21,542
Deposit insurance expense	6,976	8,530	14,203	22,060
Technology	23,492	20,567	46,272	40,882
Depreciation of operating lease equipment	3,869	7,896	7,878	17,109
Deposit related rebate and commission costs	14,532	14,343	27,694	27,002
Other non-interest expense	21,360	19,809	40,319	36,843
Total non-interest expense	$164,327	$157,706	$324,553	$316,946
The increase in compensation was primarily attributable to increased head count as we invest in the growth of the franchise and routine salary increases.
The decrease in deposit insurance expense was primarily attributable to a $5.2 million FDIC special assessment incurred during the six months ended June 30, 2024.
The decline in depreciation of operating lease equipment for the six months ended June 30, 2025 was primarily attributable to the continued decline in the size of the operating lease equipment portfolio as discussed above.
Analysis of Financial Condition
We have continued to execute on our organic balance sheet transformation strategy, focused on improving both the funding profile and asset mix. For the six months ended June 30, 2025, NIDDA grew by $1.5 billion from 27% to 32% of total deposits, and non-brokered deposits grew by $1.9 billion. Wholesale funding, including FHLB advances and brokered deposits, declined by $1.8 billion. Year-over-year, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, average NIDDA grew by $700 million. While growth of the core C&I and CRE loan portfolio segments fell short of our expectations, declining by $38 million for the six months ended June 30, 2025, consistent with our balance sheet strategy, lower yielding residential loans declined by $277 million, and franchise, equipment, and municipal finance declined by a combined $90 million. The core C&I and CRE portfolio segments comprised 63.4% of total loans at June 30, 2025, up from 62.5% at December 31, 2024 while residential loans declined to 30.5% of total loans at June 30, 2025 from 31.2% at December 31, 2024. The securities portfolio grew by $271 million over this six month period. The loan-to-deposit ratio improved to 83.6% at June 30, 2025 from 87.2% at December 31, 2024.

Investment Securities
The following table shows the amortized cost and carrying value, which is fair value, of investment securities at the dates indicated (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$149,875	$142,569	$214,796	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,721,476	2,712,538	2,672,554	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	548,402	500,325	557,489	495,753
Private label residential MBS and CMOs	2,586,509	2,361,504	2,491,033	2,238,046
Private label commercial MBS	2,119,814	2,095,039	1,822,881	1,784,029
Single family real estate-backed securities	207,306	203,353	335,047	327,081
Collateralized loan obligations	1,119,184	1,118,831	1,131,088	1,132,699
Non-mortgage asset-backed securities	91,483	89,790	96,865	94,454
State and municipal obligations	111,897	103,874	110,388	104,010
SBA securities	66,443	64,569	74,900	72,702
	$9,722,389	$9,392,392	$9,507,041	$9,101,416
Marketable equity securities		8,679		28,828
		$9,401,071		$9,130,244
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, CLOs, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 1.67 years and the estimated weighted average life of the portfolio was 5.3 years as of June 30, 2025. Approximately 71% of the securities portfolio was floating rate at June 30, 2025.
The investment securities AFS portfolio was in a net unrealized loss position of $330.0 million at June 30, 2025, an improvement of $75.6 million compared to a net unrealized loss position of $405.6 million at December 31, 2024. Net unrealized losses at June 30, 2025 included $17.2 million of gross unrealized gains and $347.2 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at June 30, 2025 had an aggregate fair value of $5.8 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.

The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

June 30, 2025	December 31, 2024
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
We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity. Additionally, we do not intend to sell securities in significant unrealized loss positions at June 30, 2025. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB.

We have implemented a robust credit stress testing framework with respect to our non-agency securities. The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at June 30, 2025:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	87%	23.1	98.9	46.3	8.2
	AA	9%	34.9	84.9	48.3	7.4
	A	4%	29.0	79.6	37.9	10.7
Weighted average		100%	24.4	96.9	46.1	8.2

CLOs	AAA	86%	39.2	76.5	43.7	15.2
	AA	14%	30.8	34.3	32.3	14.9
Weighted average		100%	38.0	70.7	42.2	15.2

Private label residential MBS and CMOs	AAA	90%	2.8	82.0	18.1	2.1
	AA	3%	21.7	45.4	28.4	6.8
	A	2%	21.3	25.4	22.9	15.5
	NR	5%	19.7	20.0	19.9	12.9
Weighted average		100%	4.6	76.6	18.6	3.1
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
The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of June 30, 2025. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	4.39%	2.53%	—%	3.13%
U.S. Government agency and sponsored enterprise residential MBS	5.11%	5.32%	5.30%	5.38%	5.29%
U.S. Government agency and sponsored enterprise commercial MBS	4.26%	4.58%	2.83%	2.08%	3.38%
Private label residential MBS and CMOs	4.14%	4.48%	3.84%	4.06%	4.17%
Private label commercial MBS	5.43%	6.13%	2.28%	3.27%	5.87%
Single family real estate-backed securities	1.36%	4.08%	—%	—%	4.02%
Collateralized loan obligations	6.23%	6.29%	6.17%	—%	6.24%
Non-mortgage asset-backed securities	3.11%	5.37%	2.67%	—%	5.19%
State and municipal obligations	4.27%	4.39%	4.16%	—%	4.28%
SBA securities	5.32%	5.31%	5.23%	4.98%	5.28%
	4.87%	5.50%	4.43%	4.35%	5.08%

Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$5,829,835	24.4%	$5,652,203	23.3%
Construction and land	643,630	2.7%	561,989	2.3%
Owner occupied commercial real estate	1,942,076	8.1%	1,941,004	8.0%
Commercial and industrial	6,743,739	28.2%	7,042,222	28.9%
Total Core C&I and CRE	15,159,280	63.4%	15,197,418	62.5%
Pinnacle - municipal finance	694,639	2.9%	720,661	3.0%
Franchise and equipment finance	149,022	0.6%	213,477	0.9%
Mortgage warehouse lending	626,589	2.6%	585,610	2.4%
Total commercial	16,629,530	69.5%	16,717,166	68.8%

1-4 single family residential	6,310,932	26.4%	6,508,922	26.8%
Government insured residential	993,065	4.1%	1,071,892	4.4%
Total residential	7,303,997	30.5%	7,580,814	31.2%
Total loans	23,933,527	100.0%	24,297,980	100.0%
Allowance for credit losses	(222,730)		(223,153)
Loans, net	$23,710,797		$24,074,827
Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, income-producing non-owner occupied commercial real estate, a smaller amount of construction loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases and franchise and equipment finance loans and leases.
The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

June 30, 2025	December 31, 2024

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

(1)BKU information as of June 30, 2025
(2)CRE peer median information based on March 31, 2025 Call Report data for banks with total assets between $10 billion and $100 billion
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	June 30, 2025
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,647,383	26%	59%	22%	19%	1.52	63.3%
Warehouse/Industrial	1,368,628	21%	49%	8%	43%	1.88	47.4%
Multifamily	886,792	14%	53%	45%	2%	1.94	49.5%
Retail	1,293,695	20%	46%	26%	28%	1.80	57.3%
Hotel	484,584	7%	78%	10%	12%	1.66	44.0%
Construction and Land	643,630	10%	27%	45%	28%	N/A	N/A
Other	148,753	2%	49%	6%	45%	2.60	47.3%
	$6,473,465	100%	51%	24%	25%	1.76	54.2%

	December 31, 2024
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,769,344	28%	57%	23%	20%	1.57	65.2%
Warehouse/Industrial	1,374,738	22%	54%	8%	38%	1.83	47.2%
Multifamily	838,341	13%	51%	49%	—%	2.01	50.1%
Retail	1,098,314	19%	49%	29%	22%	1.73	57.3%
Hotel	482,378	8%	79%	9%	12%	1.84	44.7%
Construction and Land	561,989	9%	36%	47%	17%	N/A	N/A
Other	89,088	1%	74%	11%	15%	1.93	46.9%
	$6,214,192	100%	54%	25%	21%	1.76	55.0%
The following table presents weighted average DSCR and weighted average LTV for the Florida and New York tri-state CRE portfolios, by property type, at June 30, 2025:

	Florida		NY Tri-State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.51	62.3%	1.56	58.9%
Warehouse/Industrial	2.06	44.9%	1.86	33.3%
Multifamily	2.46	44.4%	1.32	55.6%
Retail	1.93	54.2%	1.47	58.9%
Hotel	1.66	44.6%	1.80	30.8%
Other	3.26	39.8%	1.20	63.8%
	1.90	51.7%	1.48	55.2%
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
Included in New York tri-state multifamily loans in the tables above is approximately $110 million of rent regulated exposure as of June 30, 2025.
The following table presents information about CRE loans maturing in the next 12 months by property type at June 30, 2025 (dollars in thousands). 16% of the total CRE portfolio, with a weighted average coupon rate of 4.34%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$636,055	39%	$369,258	22%
Warehouse/Industrial	245,402	18%	157,853	12%
Multifamily	266,078	30%	117,706	13%
Retail	246,367	19%	201,825	16%
Hotel	97,307	20%	89,833	19%
Construction and Land	181,111	28%	42,131	7%
Other	32,347	22%	32,347	22%
	$1,704,667	26%	$1,010,953	16%

The following table presents scheduled contractual maturities of the CRE portfolio by property type at June 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Office	$364,855	$481,037	$297,078	$196,045	$246,772	$61,596	$1,647,383
Warehouse/Industrial	150,462	401,664	335,282	162,763	163,724	154,733	1,368,628
Multifamily	195,885	149,088	145,016	167,059	138,116	91,628	886,792
Retail	164,969	279,921	198,995	291,788	125,243	232,779	1,293,695
Hotel	42,464	237,171	30,387	61,983	59,214	53,365	484,584
Construction and Land	86,362	215,487	255,518	6,946	24,741	54,576	643,630
Other	6,133	26,219	18,938	29,293	15,167	53,003	148,753
	$1,011,130	$1,790,587	$1,281,214	$915,877	$772,977	$701,680	$6,473,465
The office segment totaled $1.6 billion at June 30, 2025. Medical office comprised approximately $337 million or 20% of the total office portfolio. The following charts present the sub-market geographic distribution of the Florida and NY tri-state office portfolios at June 30, 2025:

NY Tri-State by Sub-Market	Florida by Sub-Market
The New York tri-state market encompasses approximately 22% of the office segment, with $133 million of exposure in Manhattan. As of June 30, 2025, the Manhattan office portfolio was approximately 96% occupied with 6% rent rollover expected in the next 12 months. The Florida office portfolio is predominantly suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprised 19%, or approximately $315 million of the segment, and exhibited no particular geographic concentration. Estimated rent rollover of the total office portfolio in the next 12 months is approximately 9%; 10% for Florida and 7% for the New York tri-state area.
The construction portfolio includes an additional $88 million in office related exposure, $84 million of which is in New York.
Non-performing CRE loans, excluding SBA loans, totaled $142 million at June 30, 2025 and included $124 million of office exposure at June 30, 2025. Also see the section entitled "Asset Quality" below.

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
The following table presents the exposure in the C&I portfolio by industry, at June 30, 2025 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,466,433	16.9%
Health Care and Social Assistance	823,867	9.5%
Manufacturing	733,128	8.4%
Utilities	704,032	8.1%
Educational Services	645,147	7.4%
Wholesale Trade	628,993	7.2%
Information	574,830	6.6%
Real Estate and Rental and Leasing	489,016	5.6%
Transportation and Warehousing	487,682	5.6%
Construction	466,556	5.4%
Retail Trade	347,496	4.0%
Professional, Scientific, and Technical Services	331,087	3.8%
Other Services (except Public Administration)	260,830	3.0%
Public Administration	234,212	2.7%
Accommodation and Food Services	144,131	1.7%
Arts, Entertainment, and Recreation	139,001	1.6%
Administrative and Support and Waste Management	91,794	1.1%
Other	117,579	1.4%
	$8,685,814	100.0%

(1)    Includes $1.9 billion of owner occupied real estate.
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
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
1-4 single family residential	$6,310,932	$6,508,922
Government insured residential	993,065	1,071,892
	$7,303,997	$7,580,814

The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2025, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 80% primary residence, 5% second homes and 15% investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third parties who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of Buyout Loans totaled $959 million at June 30, 2025.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

June 30, 2025	December 31, 2024

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,876,707	29.7%	$1,960,873	30.1%
New York	1,260,545	20.0%	1,282,197	19.7%
Florida	455,129	7.2%	473,556	7.3%
Illinois	315,307	5.0%	327,698	5.0%
Virginia	296,239	4.7%	308,784	4.7%
Others	2,107,005	33.4%	2,155,814	33.2%
	$6,310,932	100.0%	$6,508,922	100.0%
Operating lease equipment, net
Operating lease equipment, net totaled $214 million and $224 million at June 30, 2025 and December 31, 2024, respectively, consisting primarily of railcars and other transportation equipment. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.

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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	June 30, 2025			March 31, 2025			December 31, 2024
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$5,710,917	$15,400,243	92.6%	$5,393,002	$15,140,264	91.6%	$5,426,429	$15,333,411	91.7%
Special mention	88,959	130,879	0.8%	70,579	193,206	1.2%	58,771	262,387	1.6%
Substandard accruing	520,955	745,811	4.5%	649,867	962,342	5.8%	633,614	894,754	5.4%
Substandard non-accruing	152,634	317,958	1.9%	92,648	227,567	1.4%	95,378	219,758	1.3%
Doubtful	—	34,639	0.2%	—	2,026	—%	—	6,856	—%
	$6,473,465	$16,629,530	100.0%	$6,206,096	$16,525,405	100.0%	$6,214,192	$16,717,166	100.0%
Total criticized classified loans declined by $156 million for the three months ended June 30, 2025, although total non-accrual loans increased by $117 million. Of the net increase in non-accrual loans, $86 million was office related exposure. At June 30, 2025, 75% of non-accrual loans were current.

The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-performing loans are discussed further in the section entitled "Non-performing Assets" below.

	June 30, 2025		March 31, 2025		December 31, 2024
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$45,315	9.4%	$—	—%	$—	—%
Office	43,644	2.6%	70,579	4.1%	58,771	3.3%
	88,959	1.4%	70,579	1.1%	58,771	0.9%
Owner occupied commercial real estate	7,278	0.4%	23,592	1.2%	7,530	0.4%
Commercial and industrial	34,642	0.5%	99,035	1.4%	196,086	2.8%
	$130,879		$193,206		$262,387

Substandard accruing:
CRE
Hotel	$21,653	4.5%	$21,811	4.5%	$20,442	4.2%
Retail	94,785	7.3%	95,465	8.0%	101,340	9.2%
Multi-family	142,049	16.0%	157,356	19.1%	129,397	15.4%
Office	186,418	11.3%	249,758	14.5%	235,967	13.3%
Industrial	47,072	3.4%	47,247	3.6%	47,422	3.4%
Construction and land	28,891	4.5%	75,574	12.5%	96,374	17.1%
Other	87	0.1%	2,656	3.0%	2,672	3.0%
	$520,955	8.0%	$649,867	10.5%	$633,614	10.2%
Owner occupied commercial real estate	93,538	4.8%	79,926	4.1%	95,775	4.9%
Commercial and industrial	115,486	1.7%	215,845	3.1%	142,679	2.0%
Franchise and equipment finance	15,832	10.6%	16,704	10.1%	22,686	10.6%
	$745,811		$962,342		$894,754
The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Commercial Real Estate(1)	Commercial(1)(2)

(1)Excludes SBA
(2)Includes C&I. and franchise and equipment finance.

The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

June 30, 2025	December 31, 2024

(1)Includes $60 million and $85 million of office exposure at June 30, 2025 and December 31 ,2024, respectively.
The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial(1)

(1)Includes C&I, franchise and equipment finance.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at June 30, 2025:

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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2025	March 31, 2025	December 31, 2024
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$111,180	$51,906	$54,169
Construction and land	31,055	31,395	31,758
Owner occupied commercial real estate	21,288	4,786	3,803
Commercial and industrial	145,062	99,400	92,475
Franchise and equipment finance	4,066	5,644	6,010
Guaranteed portion of SBA	35,947	33,016	34,328
Non-guaranteed portion of SBA	3,999	3,446	4,071
Total commercial loans	352,597	229,593	226,614
Residential	23,151	29,625	23,500
Total non-accrual loans	375,748	259,218	250,114
Loans past due 90 days and still accruing	593	593	593
Total non-performing loans	376,341	259,811	250,707
OREO	6,698	4,946	5,482
Total non-performing assets	$383,039	$264,757	$256,189

Non-performing loans to total loans	1.57%	1.08%	1.03%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	1.42%	0.94%	0.89%
Non-performing assets to total assets	1.08%	0.76%	0.73%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.98%	0.67%	0.63%
ACL to total loans	0.93%	0.92%	0.92%
Commercial ACL to commercial loans (1)	1.36%	1.34%	1.37%
ACL to non-performing loans	59.18%	84.58%	89.01%
Net charge-offs to average loans (2)	0.27%	0.33%	0.16%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(2)    Annualized for the six months ended June 30, 2025 and three months ended March 31, 2025; ratio for December 31, 2024 represents annual net charge-off rate.
Contractually delinquent government insured residential loans are typically Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $193 million, $249 million and $226 million at June 30, 2025, March 31, 2025 and December 31, 2024 respectively.
The majority of the increase in non-performing loan and non-performing asset ratios for the three months ended June 30, 2025 is attributable to office exposure. The decline in the ratio of the ACL to non-performing loans at June 30, 2025 compared to March 31, 2025 is reflective of non-performing loans that have no or minimal related ACL due to the adequacy of estimated collateral value to cover the remaining amortized cost basis, which is in some cases net of partial charge-offs recognized. At June 30, 2025 75% of non-accrual loans were current.

The following graphs present trends in non-performing loans to total loans and non-performing assets to total assets over the periods indicated, as well as trends in net charge-offs.

Non-Performing Loans to Total Loans	Non-Performing Assets to Total Assets

Net Charges-Offs to Average Loans (1)

(1)    Annualized for the six months ended June 30, 2025 and the three months ended March 31, 2025.

The net charge-off ratio for the trailing twelve months ended June 30, 2025 was 0.23%.

The following graph presents the trend in non-performing loans by portfolio segment over the periods indicated (in millions):

Non-Guaranteed Portion of SBA
Guaranteed Portion of SBA
Franchise and Equipment
C&I
CRE
Residential and Other Consumer
$206
$10
$46
$33
$58
$30
$29
$105
$9
$40
$13
$22
$21
$127
$6
$42
$24
$34
$21
$251
$4
$34
$6
$97
$86
$24
$260
$3
$33
$6
$105
$83
$30
$376
$4
$36
$4
$167
$142
$23
12/31/21
12/31/22
12/31/23
12/31/24
03/31/25
06/30/25

The following charts present non-performing CRE loans by property type at the dates indicated (in millions):

June 30, 2025	December 31, 2024
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
For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans and most commercial and commercial real estate loans, expected losses are estimated using econometric models. The models employ a factor based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate PD and LGD. Measures of PD for commercial loans incorporate current conditions through market cycle or credit cycle adjustments. For residential loans, the models consider FICO, adjusted LTVs and delinquencies. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. Projected PDs and LGDs, determined based on pool level characteristics, are applied to estimated exposure at default, considering the contractual term and payment structure of loans, adjusted for expected prepayments, to generate estimates of expected loss. For criticized or classified loans, PDs are adjusted to benchmark PDs established for each risk rating given that the most current financial information available is often not reflective of the borrowers' current financial condition. The ACL estimate incorporates a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios applied in the models.
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At June 30, 2025 and December 31, 2024, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
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

The following table provides an analysis of the ACL, the provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2023	$41,338	$142,405	$243	$10,855	$7,848	$202,689
Provision for credit losses	33,368	7,365	(20)	(1,763)	(1,322)	37,628
Charge-offs	(4,855)	(13,436)	—	(3,161)	(34)	(21,486)
Recoveries	50	6,813	—	—	4	6,867
Balance at June 30, 2024	$69,901	$143,147	$223	$5,931	$6,496	$225,698

Balance at December 31, 2024	$70,458	$137,954	$116	$2,381	$12,244	$223,153
Provision for credit losses	1,698	29,324	(17)	(1,388)	2,040	31,657
Charge-offs	(13,719)	(23,089)	—	—	(208)	(37,016)
Recoveries	29	4,809	—	90	8	4,936
Balance at June 30, 2025	$58,466	$148,998	$99	$1,083	$14,084	$222,730

Net Charge-offs to Average Loans (1)
Six Months Ended June 30, 2024	0.17%	0.15%	—%	1.86%	—%	0.12%
Six Months Ended June 30, 2025	0.44%	0.42%	—%	(0.10)%	0.01%	0.27%

(1)Annualized.
The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	June 30, 2025		March 31, 2025		December 31, 2024
	Total	%(1)	Total	%(1)	Total	%(1)
CRE	$58,466	27.1%	$65,592	25.9%	$70,458	25.6%
C&I	148,998	36.3%	136,599	37.0%	137,954	36.9%
Pinnacle - municipal finance	99	2.9%	105	2.9%	116	3.0%
Franchise and equipment finance	1,083	0.6%	1,591	0.7%	2,381	0.9%
Total Commercial	208,646		203,887		210,909
Residential and MWL	14,084	33.1%	15,860	33.5%	12,244	33.6%
	$222,730	100.0%	$219,747	100.0%	$223,153	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.
The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	June 30, 2025	March 31, 2025	December 31, 2024
Commercial:
CRE	0.90%	1.06%	1.13%
C&I	1.72%	1.54%	1.54%
Franchise and equipment finance	0.73%	0.96%	1.12%
Total commercial (1)	1.36%	1.34%	1.37%
Pinnacle - municipal finance	0.01%	0.02%	0.02%
Residential and MWL	0.18%	0.20%	0.15%
	0.93%	0.92%	0.92%

ACL to non-performing loans	59.18%	84.58%	89.01%
ACL to CRE office loans	1.92%	1.99%	2.30%

(1)For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.

Changes in the ACL during the three months ended June 30, 2025, are depicted in the chart below (dollars in millions):

$219.7
ACL 03/31/25
Increase in Specific Reserves Net of Positive Risk Rating Migration
$27.6
Economic Forecast
$6.8
• Current market adjustment
• Scenario weighting
• Changes to forward path of forecast
Change in Qualitative Overlay
$(3.3)
• Some elements related to economic uncertainty now being captured in quantitative modeling
Portfolio Changes and Other
$(15.4)
• Portfolio composition changes
• Repayment of criticized/classified assets with higher reserves
• Improved borrower financials
• Assumption and modeling updates
Net Charge-Offs
$(12.7)
$222.7
ACL 06/30/25
% of Total Loans
0.92%
0.93%

Changes in the ACL during the three months ended June 30, 2025
As depicted in the chart above, the most significant factor impacting the ACL for the three months ended June 30, 2025 was an increase in specific reserves, net of overall positive risk rating migration. The ACL was also impacted by (i) upgrades and payoffs of criticized and classified commercial loans, (ii) improving borrower financial performance in some segments of the pass rated portfolio, (iii) a reduction in certain qualitative factors and (iv) shifts in portfolio composition, partially offset by deterioration in the economic forecast. Net charge-offs also reduced the ACL.
At June 30, 2025, the ratio of the ACL to loans was 0.93%, compared to 0.92% at March 31, 2025. The commercial ACL ratio, inclusive of C&I, CRE, and franchise and equipment finance was 1.36% at June 30, 2025 compared to 1.34% at March 31, 2025. The ACL to loans ratio for CRE office loans was 1.92% at June 30, 2025 compared to 1.99% at March 31, 2025. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment decreased by $7.1 million during the three months ended June 30, 2025, from 1.06% to 0.90% of loans, primarily a result of net charge-offs.
•The ACL for the commercial and industrial sub-segment increased by $12.4 million during the three months ended June 30, 2025, from 1.54% to 1.72% of loans, primarily a result of increases in specific reserves.
The quantitative estimate of the ACL at June 30, 2025, was informed by forecasted economic scenarios published in June 2025, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at June 30, 2025, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed equally to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario used in estimating the quantitative portion of the ACL at June 30, 2025, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.8% and

•Annualized growth in national GDP troughing at 0.6%.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
A breakdown of deposits at the dates indicated is shown below:

June 30, 2025	December 31, 2024
The Company has a diverse deposit book. At June 30, 2025, our largest concentration was deposits sourced by our national title solutions business line, with approximately $5.0 billion in total deposits. Deposits in the HOA vertical totaled $2.1 billion at June 30, 2025. Approximately 70% of our total deposits were commercial or municipal deposits at June 30, 2025.
Brokered deposits totaled $4.1 billion and $5.2 billion at June 30, 2025 and December 31, 2024, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

$29,438
$27,509
$26,538
$27,764
$27,866
$28,058
$28,646
$8,976
$8,038
$6,835
$8,065
$7,616
$8,069
$9,113
$3,709
$2,142
$3,403
$3,773
$4,893
$4,776
$5,584
Non-interest Demand
Interest Demand
Money Market / Savings
Time
$13,369
$13,061
$11,136
$11,463
$11,056
$10,789
$10,171
$3,384
$4,268
$5,164
$4,463
$4,301
$4,424
$3,778
12/31/21
12/31/22
12/31/23
06/30/24
12/31/24
03/31/25
06/30/25

Quarterly cost of deposits	0.19%	1.42%	2.96%	3.09%	2.72%	2.58%	2.47%
Non-interest bearing as a % of total deposits	30.5%	29.2%	25.8%	29.1%	27.3%	28.8%	31.8%
Spot average APY of total deposits	0.16%	1.92%	3.18%	3.09%	2.63%	2.52%	2.37%
The following graph presents trends in the spot APY of total deposits compared to the upper bound of the federal funds target range:
For additional information about Deposits, see Note 10 to the consolidated financial statements.

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of June 30, 2025 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2025 - One month or less	$2,150,000	4.40%
2025 - Over one month	105,000	4.44%
Total contractual balance outstanding	$2,255,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of June 30, 2025 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2025	$800,000	3.69%
2026	1,430,000	3.50%
Thereafter	25,000	2.50%
	$2,255,000	3.55%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$388,479	$388,479
Unamortized discount and debt issuance costs	(349)	(802)
	388,130	387,677
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,451)	(3,753)
	296,549	296,247
Total notes	684,679	683,924
Finance leases	24,258	24,629
Notes and other borrowings	$708,937	$708,553
In July 2025, the Company's Board of Directors authorized the redemption of all of its outstanding 4.875% senior notes due November 2025 at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest.

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
The following chart presents the components of same day available liquidity at June 30, 2025 and December 31, 2024 (in millions):

Same Day Available Liquidity

$15,513
$1,185
$6,952
$6,897
$479
12/31/24
$16,376
$1,295
$7,007
$7,288
$786
06/30/25
Cash
FHLB Capacity
Capacity at the Fed
Unencumbered Securities

At June 30, 2025, the ratio of estimated insured and collateralized deposits to total deposits was 57% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 132%. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured.
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

The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	June 30, 2025	Policy Limit
Wholesale funding/total assets	20.4%	<37.5%

	June 30, 2025	Operating Threshold
Available operational liquidity/volatile liabilities	2.73x	≥1.30x
Liquidity stress test coverage ratio	2.53	≥1.50x
One year liquidity ratio	3.43x	≥1.00x
Loan to deposit ratio	83.6%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	12.0%	≤15%
Available on-balance sheet liquidity	9.4%	≥5%
Available liquidity to uninsured/non-collateralized deposits	132%	<100%
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2025 and December 31, 2024, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2025 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,105,286	8.75%	N/A (1)	N/A (1)	$1,419,195	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,105,286	12.22%	$1,651,726	6.50%	$1,143,503	4.50%	$1,778,782	7.00%
Tier 1 risk-based capital	$3,105,286	12.22%	$2,032,894	8.00%	$1,524,670	6.00%	$2,159,949	8.50%
Total risk-based capital	$3,635,467	14.31%	$2,541,117	10.00%	$2,032,894	8.00%	$2,668,173	10.50%
BankUnited:
Tier 1 leverage	$3,289,522	9.28%	$1,772,798	5.00%	$1,418,239	4.00%	N/A	N/A
CET1 risk-based capital	$3,289,522	12.96%	$1,650,288	6.50%	$1,142,507	4.50%	$1,777,233	7.00%
Tier 1 risk-based capital	$3,289,522	12.96%	$2,031,123	8.00%	$1,523,343	6.00%	$2,158,069	8.50%
Total risk-based capital	$3,519,702	13.86%	$2,538,904	10.00%	$2,031,123	8.00%	$2,665,850	10.50%

(1)There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

In July 2025, the Company's Board of Directors authorized the repurchase of up to $100 million in shares of its outstanding common stock. Any repurchases under the program will be made in accordance with applicable securities laws from time to time in open market or private transactions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time.
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

The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at June 30, 2025 - increase (decrease)
In year 1	(5.3)%	(2.1)%	1.8%	3.4%
In year 2	(8.7)%	(3.6)%	2.7%	5.2%
Model Results at December 31, 2024 - increase (decrease)
In year 1	(4.2)%	(1.7)%	1.5%	2.7%
In year 2	(3.4)%	(1.2)%	0.6%	1.0%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at June 30, 2025 - increase (decrease):	12.3%	7.9%	(5.3)%	(10.8)%
Model Results at December 31, 2024 - increase (decrease):	16.9%	10.0%	(7.1)%	(14.8)%
All of the modeled results at June 30, 2025 are within ALM policy limits.
The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at June 30, 2025 were:
•Prepayment speeds for loans, with CPRs ranging from 6.8% to 12.3% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 4.2% to 11.5% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 17% and 22%;
•Overall non-maturity interest bearing deposit beta of 79%;

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
The following tables provide information about the Company's derivatives designated as cash flow hedges as of June 30, 2025 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$2,255,000	3.55%	Daily SOFR	0.8
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	1,150,000	Term SOFR	3.89%	1.5
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	100,000	1.00%		0.4
Interest rate collar, indexed to 1-month SOFR	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	1.2
		$3,630,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Cash flows hedges maturing in:
Third quarter 2025	$—	—%	$550,000	3.8%
Fourth quarter 2025	50,000	3.8%	350,000	2.7%
2026	925,000	3.9%	1,430,000	3.5%
2027	300,000	3.8%	—	—%
Thereafter	—	—%	25,000	2.5%
	$1,275,000		$2,355,000

In addition to derivative instruments, the Company has issued callable CDs to hedge interest rate risk in a falling rate environment; the amount of such instruments outstanding at June 30, 2025 was $380 million. The short duration of our AFS investment portfolio (1.66 at June 30, 2025) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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

	June 30, 2025	March 31, 2025	June 30, 2024
Total stockholders’ equity	$2,953,017	$2,897,582	$2,699,348
Less: goodwill and other intangible assets	77,637	77,637	77,637
Tangible stockholders’ equity	$2,875,380	$2,819,945	$2,621,711

Common shares issued and outstanding	75,218,911	75,242,048	74,758,609

Book value per common share	$39.26	$38.51	$36.11

Tangible book value per common share	$38.23	$37.48	$35.07

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
During the quarter ended June 30, 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.   Other Information
During the three months ended June 30, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of August 2025.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer