Form 10-Q
period 2025-09-30
BankUnited, Inc.
filed 2025-11-05
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of November 3, 2025 was 75,142,571.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2025

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ASU	Accounting Standards Update
B2B	Business-to-Business
B2C	Business-to-Consumer
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout Loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CCAR	Comprehensive Capital Analysis and Review
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 capital
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
CPR	Constant prepayment rate
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HOA	Homeowner Association
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
ii

NDFI	Non-depository financial institutions
NIDDA	Non-interest bearing demand deposits
NPA	Non-performing asset
NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
REIT	Real Estate Investment Trust
RPA	Risk Participation Agreement
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tri-State	New York, New Jersey and Connecticut
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks:
Non-interest bearing	$13,589	$12,078
Interest bearing	545,916	479,038
Cash and cash equivalents	559,505	491,116
Investment securities	9,467,082	9,130,244
Non-marketable equity securities	165,922	206,297
Loans	23,702,494	24,297,980
Allowance for credit losses	(219,884)	(223,153)
Loans, net	23,482,610	24,074,827
Bank owned life insurance	303,368	284,570
Operating lease equipment, net	201,777	223,844
Goodwill	77,637	77,637
Other assets	817,872	753,207
Total assets	$35,075,773	$35,241,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,625,115	$7,616,182
Interest bearing	6,609,679	4,892,814
Savings and money market	9,936,797	11,055,418
Time	3,446,696	4,301,289
Total deposits	28,618,287	27,865,703
FHLB advances	2,080,000	2,930,000
Notes and other borrowings	320,431	708,553
Other liabilities	1,024,681	923,168
Total liabilities	32,043,399	32,427,424

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 75,242,935 and 74,748,370 shares issued and outstanding	752	747
Paid-in capital	310,974	301,672
Retained earnings	2,925,806	2,796,440
Accumulated other comprehensive loss	(205,158)	(284,541)
Total stockholders' equity	3,032,374	2,814,318
Total liabilities and stockholders' equity	$35,075,773	$35,241,742

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans	$324,390	$355,220	$973,864	$1,053,081
Investment securities	120,419	127,907	351,634	375,794
Other	8,113	9,229	24,892	28,253
Total interest income	452,922	492,356	1,350,390	1,457,128
Interest expense:
Deposits	163,555	208,630	508,460	626,719
Borrowings	39,255	49,598	112,560	155,402
Total interest expense	202,810	258,228	621,020	782,121
Net interest income before provision for credit losses	250,112	234,128	729,370	675,007
Provision for credit losses	11,577	9,248	42,386	44,071
Net interest income after provision for credit losses	238,535	224,880	686,984	630,936
Non-interest income:
Deposit service charges and fees	5,387	5,016	15,945	15,238
Lease financing	4,152	6,368	13,077	23,448
Other non-interest income	16,027	11,504	46,624	35,264
Total non-interest income	25,566	22,888	75,646	73,950
Non-interest expense:
Employee compensation and benefits	85,196	81,781	251,095	233,289
Occupancy and equipment	10,929	12,242	33,217	33,784
Deposit insurance expense	6,601	7,421	20,804	29,481
Technology	21,630	21,094	67,902	61,976
Depreciation of operating lease equipment	4,423	4,666	12,301	21,775
Other non-interest expense	37,390	37,378	105,403	101,223
Total non-interest expense	166,169	164,582	490,722	481,528
Income before income taxes	97,932	83,186	271,908	223,358
Provision for income taxes	26,081	21,734	72,815	60,193
Net income	$71,851	$61,452	$199,093	$163,165
Earnings per common share, basic	$0.96	$0.82	$2.65	$2.19
Earnings per common share, diluted	$0.95	$0.81	$2.63	$2.17

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$71,851	$61,452	$199,093	$163,165
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	30,128	92,165	87,158	145,881
Reclassification adjustment for net gains realized in income	(488)	(7)	(1,552)	(245)
Net change in unrealized gains (losses) on securities available for sale	29,640	92,158	85,606	145,636
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(836)	(17,398)	4,401	11,351
Reclassification adjustment for net gains realized in income	(2,719)	(11,502)	(10,624)	(37,930)
Net change in unrealized gains (losses) on derivative instruments	(3,555)	(28,900)	(6,223)	(26,579)
Other comprehensive income	26,085	63,258	79,383	119,057
Comprehensive income	$97,936	$124,710	$278,476	$282,222

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$199,093	$163,165
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(14,696)	(12,001)
Provision for credit losses	42,386	44,071
Share based compensation	14,912	15,993
Depreciation and amortization	39,903	46,320
Deferred income taxes	780	(37,171)
Proceeds from sale of loans held for sale, net	105,154	100,338
Daily cash settlement of derivative instruments, net	(16,760)	(34,793)
Other:
Increase in other assets	(105,838)	(12,106)
Decrease in other liabilities	(31,216)	(25,571)
Net cash provided by operating activities	233,718	248,245

Cash flows from investing activities:
Purchases of investment securities	(2,529,834)	(1,594,168)
Proceeds from repayments and calls of investment securities	1,551,710	1,350,161
Proceeds from sale of investment securities	872,214	198,197
Purchases of non-marketable equity securities	(212,563)	(306,850)
Proceeds from redemption of non-marketable equity securities	252,938	379,762
Purchases of loans	(247,412)	(290,242)
Loan originations and repayments, net	655,277	346,473
Proceeds from sale of loans	47,357	70,597
Proceeds from surrender of BOLI	—	32,144
Disposition of operating lease equipment	3,148	132,409
Other investing activities	(54,406)	(38,115)
Net cash provided by investing activities	338,429	280,368
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Net increase in deposits	752,584	1,317,747
Additions to FHLB borrowings	135,000	590,000
Repayments of FHLB borrowings	(985,000)	(2,125,000)
Redemption of senior notes	(388,479)	—
Dividends paid	(68,621)	(63,872)
Other financing activities	50,758	54,097
Net cash used in financing activities	(503,758)	(227,028)
Net increase in cash and cash equivalents	68,389	301,585
Cash and cash equivalents, beginning of period	491,116	588,283
Cash and cash equivalents, end of period	$559,505	$889,868

Supplemental disclosure of cash flow information:
Interest paid	$636,065	$794,043
Income taxes paid, net	$129,972	$71,979

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$154,225	$171,292
Dividends declared, not paid	$23,282	$21,641
Unsettled securities trades, net	$159,625	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2025	75,218,911	$752	$306,271	$2,877,237	$(231,243)	$2,953,017
Comprehensive income	—	—	—	71,851	26,085	97,936
Dividends ($0.31 per common share)	—	—	—	(23,282)	—	(23,282)
Equity based compensation, net of shares forfeited and surrendered	24,024	—	4,703	—	—	4,703
Balance at September 30, 2025	75,242,935	$752	$310,974	$2,925,806	$(205,158)	$3,032,374

Balance at June 30, 2024	74,758,609	$748	$290,719	$2,709,503	$(301,622)	$2,699,348
Comprehensive income	—	—	—	61,452	63,258	124,710
Dividends ($0.29 per common share)	—	—	—	(21,641)	—	(21,641)
Equity based compensation, net of shares forfeited and surrendered	(9,597)	(1)	5,388	—	—	5,387
Balance at September 30, 2024	74,749,012	$747	$296,107	$2,749,314	$(238,364)	$2,807,804

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	74,748,370	$747	$301,672	$2,796,440	$(284,541)	$2,814,318
Comprehensive income	—	—	—	199,093	79,383	278,476
Dividends ($0.93 per common share)	—	—	—	(69,727)	—	(69,727)
Equity based compensation, net of shares forfeited and surrendered	494,565	5	9,302	—	—	9,307
Balance at September 30, 2025	75,242,935	$752	$310,974	$2,925,806	$(205,158)	$3,032,374

Balance at December 31, 2023	74,372,505	$744	$283,642	$2,650,956	$(357,421)	$2,577,921
Comprehensive income	—	—	—	163,165	119,057	282,222
Dividends ($0.87 per common share)	—	—	—	(64,807)	—	(64,807)
Equity based compensation, net of shares forfeited and surrendered	376,507	3	12,465	—	—	12,468
Balance at September 30, 2024	74,749,012	$747	$296,107	$2,749,314	$(238,364)	$2,807,804

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking services to individual and corporate customers through banking centers in Florida, the New York metropolitan area and Dallas, Texas. The Bank offers a full suite of commercial lending and deposit products through regional commercial banking offices in Atlanta, Georgia, Morristown, New Jersey and Charlotte, North Carolina and certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected in future periods.
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
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional disclosures, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions, among others. This ASU is effective for the Company for fiscal years beginning after December 15, 2024. The ASU stipulates adoption on a prospective basis with the option to apply the standard retrospectively. The Company is planning to adopt this ASU on a retrospective basis when effective for the fiscal year ended December 31, 2025. The adoption of this ASU will not have an impact on the Company's consolidated financial position, results of operations or cash flows. Adoption will lead to revised disclosures about income taxes in the Company's financial statements included within the Company's Annual Report on Form 10-K for the year ending December 31, 2025.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU eliminates the prior stage-based model for capitalization of internal-use software costs and replaces it with a principles-based approach that requires capitalization once management has approved and committed funding for a project and it is probable the project will be completed and the software will function as intended. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2025	2024	2025	2024
Basic earnings per common share:
Numerator:
Net income	$71,851	$61,452	$199,093	$163,165
Distributed and undistributed earnings allocated to participating securities	(1,030)	(850)	(2,829)	(2,282)
Income allocated to common stockholders for basic earnings per common share	$70,821	$60,602	$196,264	$160,883
Denominator:
Weighted average common shares outstanding	75,227,314	74,753,372	75,124,070	74,675,279
Less average unvested stock awards	(1,116,965)	(1,079,182)	(1,114,472)	(1,105,654)
Weighted average shares for basic earnings per common share	74,110,349	73,674,190	74,009,598	73,569,625
Basic earnings per common share	$0.96	$0.82	$2.65	$2.19
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$70,821	$60,602	$196,264	$160,883
Adjustment for earnings reallocated from participating securities	7	6	15	9
Income used in calculating diluted earnings per common share	$70,828	$60,608	$196,279	$160,892
Denominator:
Weighted average shares for basic earnings per common share	74,110,349	73,674,190	74,009,598	73,569,625
Dilutive effect of certain share-based awards	715,117	817,866	601,031	481,126
Weighted average shares for diluted earnings per common share	74,825,466	74,492,056	74,610,629	74,050,751
Diluted earnings per common share	$0.95	$0.81	$2.63	$2.17
Potentially dilutive unvested shares totaling 1,131,581 and 1,074,053 were outstanding at September 30, 2025 and 2024, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Note 3    Investment Securities
Investment securities include investment securities available for sale and marketable equity securities. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$175,307	$1,035	$(7,625)	$168,717
U.S. Government agency and sponsored enterprise residential MBS	2,699,845	12,055	(16,398)	2,695,502
U.S. Government agency and sponsored enterprise commercial MBS	571,192	565	(45,032)	526,725
Private label residential MBS and CMOs	2,562,963	2,439	(209,197)	2,356,205
Private label commercial MBS	2,277,909	4,792	(22,321)	2,260,380
Single family real estate-backed securities	229,293	329	(2,541)	227,081
Collateralized loan obligations	988,160	747	(552)	988,355
Non-mortgage asset-backed securities	68,711	249	(1,062)	67,898
State and municipal obligations	111,421	238	(5,894)	105,765
SBA securities	63,554	26	(1,795)	61,785
	$9,748,355	$22,475	$(312,417)	$9,458,413
Marketable equity securities				8,669
				$9,467,082

	December 31, 2024
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$214,796	$165	$(12,009)	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,672,554	3,607	(26,471)	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	557,489	156	(61,892)	495,753
Private label residential MBS and CMOs	2,491,033	506	(253,493)	2,238,046
Private label commercial MBS	1,822,881	1,836	(40,688)	1,784,029
Single family real estate-backed securities	335,047	108	(8,074)	327,081
Collateralized loan obligations	1,131,088	1,804	(193)	1,132,699
Non-mortgage asset-backed securities	96,865	144	(2,555)	94,454
State and municipal obligations	110,388	13	(6,391)	104,010
SBA securities	74,900	37	(2,235)	72,702
	$9,507,041	$8,376	$(414,001)	$9,101,416
Marketable equity securities				28,828
				$9,130,244
Accrued interest receivable on investments totaled $30 million and $36 million at September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

At September 30, 2025, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$894,192	$876,890
Due after one year through five years	5,609,431	5,528,183
Due after five years through ten years	2,207,989	2,104,486
Due after ten years	1,036,743	948,854
	$9,748,355	$9,458,413
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FHLB and FRB totaled $8.2 billion and $7.9 billion at September 30, 2025 and December 31, 2024, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gains on investment securities AFS	$674	$76	$2,267	$501
Gross realized losses on investment securities AFS	(15)	(67)	(170)	(170)
Net realized gain	659	9	2,097	331

Net gain (loss) on marketable equity securities recognized in earnings	(11)	118	(157)	992

Gain on investment securities, net	$648	$127	$1,940	$1,323

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$25,205	$(219)	$97,412	$(7,406)	$122,617	$(7,625)
U.S. Government agency and sponsored enterprise residential MBS	86,533	(557)	734,596	(15,841)	821,129	(16,398)
U.S. Government agency and sponsored enterprise commercial MBS	24,643	(116)	438,933	(44,916)	463,576	(45,032)
Private label residential MBS and CMOs	18,006	(197)	1,943,761	(209,000)	1,961,767	(209,197)
Private label commercial MBS	182,380	(392)	488,270	(21,929)	670,650	(22,321)
Single family real estate-backed securities	—	—	152,836	(2,541)	152,836	(2,541)
Collateralized loan obligations	186,929	(454)	30,402	(98)	217,331	(552)
Non-mortgage asset-backed securities	—	—	15,678	(1,062)	15,678	(1,062)
State and municipal obligations	1,190	(5)	51,780	(5,889)	52,970	(5,894)
SBA securities	—	—	58,136	(1,795)	58,136	(1,795)
	$524,886	$(1,940)	$4,011,804	$(310,477)	$4,536,690	$(312,417)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$126,710	$(3,195)	$40,791	$(8,814)	$167,501	$(12,009)
U.S. Government agency and sponsored enterprise residential MBS	895,759	(5,474)	936,106	(20,997)	1,831,865	(26,471)
U.S. Government agency and sponsored enterprise commercial MBS	55,431	(1,545)	394,735	(60,347)	450,166	(61,892)
Private label residential MBS and CMOs	147,700	(954)	2,040,335	(252,539)	2,188,035	(253,493)
Private label commercial MBS	44,000	(302)	1,199,150	(40,386)	1,243,150	(40,688)
Single family real estate-backed securities	—	—	301,973	(8,074)	301,973	(8,074)
Collateralized loan obligations	336,924	(189)	7,726	(4)	344,650	(193)
Non-mortgage asset-backed securities	—	—	71,789	(2,555)	71,789	(2,555)
State and municipal obligations	15,765	(148)	54,820	(6,243)	70,585	(6,391)
SBA securities	—	—	67,880	(2,235)	67,880	(2,235)
	$1,622,289	$(11,807)	$5,115,305	$(402,194)	$6,737,594	$(414,001)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and nine months ended September 30, 2025 and 2024. At September 30, 2025, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At September 30, 2025, 343 securities available for sale were in unrealized loss positions. The amount of unrealized losses related to 89 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.8 million and no further analysis with respect to these securities was considered necessary. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at September 30, 2025, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $289.9 million at September 30, 2025, compared to $405.6 million at December 31, 2024, improving by $115.7 million during the nine months ended September 30, 2025, largely due to a declining interest rate environment. While the majority of securities in the portfolio were floating rate at September 30, 2025, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At September 30, 2025, seven U.S. treasury, 55 U.S. Government agency and sponsored enterprise residential MBS, 22 U.S. Government agency and sponsored enterprise commercial MBS and 17 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2025. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at September 30, 2025, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At September 30, 2025, 109 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our September 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 2.3% compared to weighted average credit support of 18.3%. As of September 30, 2025, 96% of impaired securities in this category, based on carrying value, were externally rated AAA and 4% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Private label commercial MBS
At September 30, 2025, 26 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our September 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 7.1% compared to weighted average credit support of 46.7%. As of September 30, 2025, 90% of impaired securities in this category, based on carrying value, were externally rated AAA, 9% were rated AA and 1% were rated A. There was no single-asset, single-borrower exposure.
Single family real estate-backed securities
At September 30, 2025, six single family real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our September 30, 2025 analysis projected weighted average collateral losses for this category of 6.8% compared to weighted average credit support of 60.3%. As of September 30, 2025, 56% of impaired securities in this category, based on carrying value, were externally rated AAA and 44% were rated AA.
Collateralized loan obligations
At September 30, 2025, five collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at September 30, 2025. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. The high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our September 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 16.2% compared to weighted average credit support of 39.1%. As of September 30, 2025, 61% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 39% were rated AA.
Non-mortgage asset-backed securities
At September 30, 2025, three non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our September 30, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 3.9% compared to weighted average credit support of 22.8%. As of September 30, 2025, all of the impaired securities in this category, based on carrying value, were externally rated AAA.
State and Municipal Obligations
At September 30, 2025, four state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of September 30, 2025, all of the impaired securities in this category, based on carrying value, were externally rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$5,820,343	24.6%	$5,652,203	23.3%
Construction and land	714,272	3.0%	561,989	2.3%
Owner occupied commercial real estate	1,943,331	8.2%	1,941,004	8.0%
Commercial and industrial	6,612,538	27.8%	7,042,222	28.9%
Pinnacle - municipal finance	637,198	2.7%	720,661	3.0%
Franchise and equipment finance	134,635	0.6%	213,477	0.9%
Mortgage warehouse lending	709,185	3.0%	585,610	2.4%
	16,571,502	69.9%	16,717,166	68.8%
Residential:
1-4 single family residential	6,199,657	26.2%	6,508,922	26.8%
Government insured residential	931,335	3.9%	1,071,892	4.4%
	7,130,992	30.1%	7,580,814	31.2%
Total loans	23,702,494	100.0%	24,297,980	100.0%
Allowance for credit losses	(219,884)		(223,153)
Loans, net	$23,482,610		$24,074,827
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $28 million and $33 million at September 30, 2025 and December 31, 2024, respectively. The amortized cost of PCD loans totaled $34 million and $38 million at September 30, 2025 and December 31, 2024, respectively.
Included in loans, net are direct or sales type finance leases totaling $396 million and $459 million at September 30, 2025 and December 31, 2024, respectively. The amount of income recognized from direct or sales type finance leases for the three and nine months ended September 30, 2025 and 2024 totaled $3.2 million, $8.9 million, $3.5 million and $11.4 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and nine months ended September 30, 2025 and 2024, the Company purchased residential loans totaling $62 million, $247 million, $163 million and $290 million, respectively.
At September 30, 2025 and December 31, 2024, the Company had pledged loans with a carrying value of approximately $15.6 billion and $15.8 billion, respectively, as security for FHLB advances and FHLB and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $114 million and $120 million at September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and nine months ended September 30, 2025 and 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025			2024
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$208,961	$13,769	$222,730	$219,472	$6,226	$225,698
Provision (recovery)	12,451	(600)	11,851	3,495	5,596	9,091
Charge-offs	(15,773)	—	(15,773)	(9,679)	(92)	(9,771)
Recoveries	1,073	3	1,076	3,231	—	3,231
Ending balance	$206,712	$13,172	$219,884	$216,519	$11,730	$228,249

	Nine Months Ended September 30,
	2025			2024
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$211,203	$11,950	$223,153	$195,058	$7,631	$202,689
Provision	42,089	1,419	43,508	42,498	4,221	46,719
Charge-offs	(52,581)	(208)	(52,789)	(31,131)	(126)	(31,257)
Recoveries	6,001	11	6,012	10,094	4	10,098
Ending balance	$206,712	$13,172	$219,884	$216,519	$11,730	$228,249
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined by weighting three third-party provided economic scenarios.
The ACL was 0.93% of total loans at September 30, 2025 compared to 0.92% at December 31, 2024. The two most significant factors impacting the ACL for the nine months ended September 30, 2025 were increases in specific reserves, partially offset by net charge-offs. The ACL was also impacted, although to a lesser extent, by an increase in certain qualitative factors and decreases related to (i) improvement in the economic forecast, (ii) changes in portfolio composition and borrower financial performance and (iii) routine modeling and assumption updates.
The following table presents gross charge-offs during the nine months ended September 30, 2025 by year of origination (in thousands):

	Gross Charge-offs By Loan Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
CRE	$—	$—	$—	$3,519	$2,983	$12,030	$—	$18,532
C&I	1,616	6,844	3,752	9,833	5	1,019	10,980	34,049
Residential	—	—	—	208	—	—	—	208
	$1,616	$6,844	$3,752	$13,560	$2,988	$13,049	$10,980	$52,789
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount related to funded portion of loans	$11,851	$9,091	$43,508	$46,719
Amount related to off-balance sheet credit exposures	(274)	157	(1,122)	(2,648)
Total provision for credit losses	$11,577	$9,248	$42,386	$44,071

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Commercial credit exposure based on internal risk rating (in thousands):

	September 30, 2025
	Amortized Cost By Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
CRE
Pass	$1,105,628	$887,542	$888,046	$901,743	$407,950	$1,500,381	$117,486	$5,808,776
Special mention	—	—	—	21,502	—	33,060	—	54,562
Substandard	—	—	18,456	149,072	110,673	393,076	—	671,277
Total CRE	$1,105,628	$887,542	$906,502	$1,072,317	$518,623	$1,926,517	$117,486	$6,534,615
C&I
Pass	$1,075,447	$1,260,610	$944,014	$761,589	$350,640	$1,107,708	$2,573,352	$8,073,360
Special mention	—	7,527	13,346	12,065	5,293	—	43,847	82,078
Substandard	1,255	13,913	52,865	89,004	20,095	124,962	49,708	351,802
Doubtful	9,991	3,928	2,616	8,316	14,955	—	8,823	48,629
Total C&I	$1,086,693	$1,285,978	$1,012,841	$870,974	$390,983	$1,232,670	$2,675,730	$8,555,869
Pinnacle - municipal finance
Pass	$85,705	$37,620	$56,995	$65,322	$43,230	$348,326	$—	$637,198
Total Pinnacle - municipal finance	$85,705	$37,620	$56,995	$65,322	$43,230	$348,326	$—	$637,198
Franchise and equipment finance
Pass	$—	$—	$1,838	$3,689	$25,521	$65,669	$20,423	$117,140
Substandard	—	—	—	—	—	17,489	—	17,489
Doubtful	—	—	—	—	—	6	—	6
Total Franchise and equipment finance	$—	$—	$1,838	$3,689	$25,521	$83,164	$20,423	$134,635
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$709,185	$709,185
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$709,185	$709,185

	December 31, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$921,888	$783,342	$1,119,032	$609,452	$399,806	$1,478,261	$114,648	$5,426,429
Special mention	—	—	—	—	39,714	19,057	—	58,771
Substandard	—	21,853	131,816	121,005	76,590	377,728	—	728,992
Total CRE	$921,888	$805,195	$1,250,848	$730,457	$516,110	$1,875,046	$114,648	$6,214,192
C&I
Pass	$1,514,746	$1,182,701	$962,478	$470,041	$269,508	$1,085,412	$2,931,044	$8,415,930
Special mention	45,092	8,231	73,226	35,581	—	—	41,486	203,616
Substandard	—	49,681	74,001	40,108	10,529	101,028	81,798	357,145
Doubtful	—	—	—	—	—	—	6,535	6,535
Total C&I	$1,559,838	$1,240,613	$1,109,705	$545,730	$280,037	$1,186,440	$3,060,863	$8,983,226
Pinnacle - municipal finance
Pass	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Total Pinnacle - municipal finance	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Franchise and equipment finance
Pass	$—	$2,014	$26,408	$54,871	$16,435	$84,879	$174	$184,781
Substandard	—	—	—	1,486	275	26,614	—	28,375
Doubtful	—	—	—	—	—	321	—	321
Total Franchise and equipment finance	$—	$2,014	$26,408	$56,357	$16,710	$111,814	$174	$213,477
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$585,610	$585,610
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$585,610	$585,610

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

At September 30, 2025 and December 31, 2024, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Special mention	$136,640	$262,387
Substandard - accruing	733,615	894,754
Substandard - non-accruing	306,953	219,758
Doubtful	48,635	6,856
Total	$1,225,843	$1,383,755
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency status is updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the third quarter of 2025. LTVs are typically at origination. Substantially all of the government insured residential loans are government insured Buyout Loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	September 30, 2025
	Amortized Cost By Origination Year
Days Past Due	2025	2024	2023	2022	2021	Prior	Total
Current	$175,175	$221,443	$254,376	$946,787	$2,596,718	$1,950,163	$6,144,662
30 - 59 Days Past Due	1,658	275	1,687	2,547	11,126	15,702	32,995
60 - 89 Days Past Due	144	282	187	2,910	931	2,574	7,028
90 Days or More Past Due	149	1,571	72	—	4,652	8,528	14,972
	$177,126	$223,571	$256,322	$952,244	$2,613,427	$1,976,967	$6,199,657

	December 31, 2024
	Amortized Cost By Origination Year
Days Past Due	2024	2023	2022	2021	2020	Prior	Total
Current	$251,767	$304,595	$1,012,777	$2,744,941	$798,346	$1,340,402	$6,452,828
30 - 59 Days Past Due	—	3,045	4,948	15,368	474	9,140	32,975
60 - 89 Days Past Due	156	—	1,445	4,007	—	547	6,155
90 Days or More Past Due	—	—	2,486	3,457	—	11,021	16,964
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	September 30, 2025
	Amortized Cost By Origination Year
LTV	2025	2024	2023	2022	2021	Prior	Total
Less than 61%	$30,115	$26,649	$44,261	$216,616	$1,057,468	$671,390	$2,046,499
61% - 70%	30,797	29,641	31,508	248,378	726,409	470,259	1,536,992
71% - 80%	70,671	133,550	148,580	483,789	798,436	801,860	2,436,886
More than 80%	45,543	33,731	31,973	3,461	31,114	33,458	179,280
	$177,126	$223,571	$256,322	$952,244	$2,613,427	$1,976,967	$6,199,657

	December 31, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$27,646	$51,565	$236,020	$1,124,532	$304,755	$425,814	$2,170,332
61% - 70%	33,033	42,636	263,959	759,931	203,423	307,052	1,610,034
71% - 80%	156,942	175,651	518,164	851,427	290,573	590,130	2,582,887
More than 80%	34,302	37,788	3,513	31,883	69	38,114	145,669
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	September 30, 2025
	Amortized Cost By Origination Year
FICO	2025	2024	2023	2022	2021	Prior	Total
760 or greater	$126,736	$166,459	$188,248	$691,086	$2,090,460	$1,435,230	$4,698,219
720 - 759	38,572	37,598	39,888	146,065	329,908	300,174	892,205
719 or less or not available	11,818	19,514	28,186	115,093	193,059	241,563	609,233
	$177,126	$223,571	$256,322	$952,244	$2,613,427	$1,976,967	$6,199,657

	December 31, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$179,256	$215,486	$725,399	$2,202,004	$642,572	$952,136	$4,916,853
720 - 759	58,642	59,356	173,309	365,198	95,495	192,943	944,943
719 or less or not available	14,025	32,798	122,948	200,571	60,753	216,031	647,126
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Past Due and Non-Accrual Loans
The following table presents an aging of loans at the dates indicated (in thousands):

	September 30, 2025					December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost
CRE	$6,460,963	$10,000	$1,344	$62,308	$6,534,615	$6,145,386	$35,000	$—	$33,806	$6,214,192
C&I	8,438,213	33,737	35,242	48,677	8,555,869	8,911,057	16,137	25,645	30,387	8,983,226
Pinnacle - municipal finance	637,198	—	—	—	637,198	720,661	—	—	—	720,661
Franchise and equipment finance	134,635	—	—	—	134,635	213,477	—	—	—	213,477
Mortgage warehouse lending	709,185	—	—	—	709,185	585,610	—	—	—	585,610
1-4 single family residential	6,144,662	32,995	7,028	14,972	6,199,657	6,452,828	32,975	6,155	16,964	6,508,922
Government insured residential	636,613	93,992	38,023	162,707	931,335	691,111	108,287	46,681	225,813	1,071,892
	$23,161,469	$170,724	$81,637	$288,664	$23,702,494	$23,720,130	$192,399	$78,481	$306,970	$24,297,980
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $35 million ($27 million of C&I and $8 million of CRE) and $33 million at September 30, 2025 and December 31, 2024, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $163 million and $227 million at September 30, 2025 and December 31, 2024, respectively, substantially all of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$149,993	$110,920	$95,378	$65,004
C&I	203,486	44,422	125,226	41,929
Franchise and equipment finance	2,701	1,351	6,010	4,345
1-4 single family residential	23,234	—	23,500	—
	$379,414	$156,693	$250,114	$111,278
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $40.0 million and $34.3 million at September 30, 2025 and December 31, 2024, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and nine months ended September 30, 2025 and 2024. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the three and nine months ended September 30, 2025 and 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Collateral dependent loans
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$149,631	$149,208	$94,283	$91,050
C&I	79,483	73,615	87,565	78,150
Franchise and equipment finance	2,701	2,695	6,010	5,689
	$231,815	$225,518	$187,858	$174,889
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. Residential loans are collateralized by residential real estate. There were no significant changes to the extent to which collateral secured collateral dependent loans during the nine months ended September 30, 2025.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $108 million, of which $98 million was government insured at September 30, 2025, and $167 million, of which $157 million was government insured at December 31, 2024. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at September 30, 2025 and December 31, 2024.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2025
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total	% Modified in Portfolio Segment
CRE	$—	$28,170	$—	$—	$—	$—	$28,170	—%
C&I	—	2,194	—	—	—	—	2,194	—%
Government insured residential	—	10,450	—	5,678	—	—	16,128	2%
	$—	$40,814	$—	$5,678	$—	$—	$46,492	—%

	Nine Months Ended September 30, 2025
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total	% Modified in Portfolio Segment
CRE	$—	$119,337	$—	$—	$8,830	$—	$128,167	2%
C&I	—	5,736	49,310	—	—	6,406	61,452	1%
1-4 single family residential	35	—	—	—	—	—	35	—%
Government insured residential	—	23,651	—	11,337	—	—	34,988	4%
	$35	$148,724	$49,310	$11,337	$8,830	$6,406	$224,642	1%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

	Three Months Ended September 30, 2024
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total	% Modified in Portfolio Segment
C&I	$—	$8	$—	$11	$—	$—	$19	—%
Franchise and equipment finance	—	1,700	—	—	—	—	1,700	1%
Government insured residential	—	8,810	—	2,927	—	—	11,737	1%
	$—	$10,518	$—	$2,938	$—	$—	$13,456	—%

	Nine Months Ended September 30, 2024
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total	% Modified in Portfolio Segment
CRE	$—	$1,277	$—	$—	$—	$—	$1,277	—%
C&I	—	84,618	—	39	—	—	84,657	1%
Franchise and equipment finance	—	1,700	—	—	—	—	1,700	1%
Government insured residential	—	23,712	—	4,783	—	—	28,495	3%
	$—	$111,307	$—	$4,822	$—	$—	$116,129	—%
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended September 30, 2025
Financial Effect
Term Extension:
CRE	Added a weighted average 3.5 years to the term of the modified loans.
C&I	Added a weighted average 0.3 year to the term of the modified loans.
Government insured residential	Added a weighted average 12.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.6% and added a weighted average 3.0 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Nine Months Ended September 30, 2025
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 8.3% to 7.0%.
Term Extension:
CRE	Added a weighted average 1.5 years to the term of the modified loans.
C&I	Added a weighted average 1.2 years to the term of the modified loans.
Government insured residential	Added a weighted average 12.0 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.9 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.8% and added a weighted average 2.7 years to the term of the modified loans.
Combination - Interest Rate Reduction and Other than Insignificant Payment Delays:
CRE	Reduced weighted average contractual interest rate from 4.3% to 3.5% and provided 0.7 year of payment deferral.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 0.6 year to the term of the modified loans and provided 1.3 years of payment deferral.

Three Months Ended September 30, 2024
Financial Effect
Term Extension:
C&I	Added a weighted average 1.0 year to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 3.0 years to the term of the modified loans.
Government insured residential	Added a weighted average 10.0 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 22.0% to 8.5% and added a weighted average 2.1 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 7.5% to 7.0% and added a weighted average 2.2 years to the term of the modified loans.

Nine Months Ended September 30, 2024
Financial Effect
Term Extension:
CRE	Added a weighted average 1.0 year to the term of the modified loans.
C&I	Added a weighted average 1.5 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 3.0 years to the term of the modified loans.
Government insured residential	Added a weighted average 10.1 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
C&I	Reduced weighted average contractual interest rate from 21.5% to 6.0% and added a weighted average 2.2 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.7% and added a weighted average 5.1 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

The following tables present the aging at the dates indicated, of loans that were modified within the previous 12 months (in thousands):

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$190,459	$—	$—	$16,450	$206,909
C&I	69,692	18,500	1,996	850	91,038
1-4 single family residential	35	—	169	—	204
Government insured residential	14,376	6,627	6,122	14,018	41,143
	$274,562	$25,127	$8,287	$31,318	$339,294

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$1,277	$—	$—	$—	$1,277
C&I	87,655	28	—	—	87,683
Franchise and equipment finance	10,913	—	—	—	10,913
1-4 single family residential	72	—	—	—	72
Government insured residential	12,818	6,699	3,973	14,385	37,875
	$112,735	$6,727	$3,973	$14,385	$137,820
The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended September 30,
	2025				2024
	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$—	$668	$—	$668	$—	$—	$—	$—
Government insured residential	8,180	—	3,169	11,349	5,664	—	279	5,943
	$8,180	$668	$3,169	$12,017	$5,664	$—	$279	$5,943

	Nine Months Ended September 30,
	2025				2024
	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$—	$1,563	$—	$1,563	$—	$—	$—	$—
Government insured residential	12,920	—	6,617	19,537	16,474	—	4,305	20,779
	$12,920	$1,563	$6,617	$21,100	$16,474	$—	$4,305	$20,779
Note 5    Income Taxes
The Company’s effective income tax rate was 26.6% and 26.8% for the three and nine months ended September 30, 2025 and 26.1% and 26.9% for the three and nine months ended September 30, 2024, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2025 and 2024 primarily due to the impact of state income taxes.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$4,855,000	$5,890	$(1,443)	$4,030,000	$—	$(4,011)
Interest rate caps purchased	100,000	758	—	200,000	3,395	—
Interest rate collar	125,000	5	—	125,000	—	(30)
	$5,080,000	$6,653	$(1,443)	$4,355,000	$3,395	$(4,041)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$832	$4,661	$3,009	$14,270
Interest expense on borrowings	4,404	11,686	15,519	39,416
Interest income on loans	(1,563)	(804)	(4,172)	(2,430)
	$3,673	$15,543	$14,356	$51,256
During the three and nine months ended September 30, 2025 and 2024, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of September 30, 2025, the amount of net gain expected to be reclassified from AOCI into earnings during the next 12 months was $6.1 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. The Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. The Company also enters into foreign currency forward derivative contracts with commercial borrowers to enable borrowers to manage their exposure to foreign currency fluctuations. The Company enters into offsetting forward contracts with primary dealers to mitigate the foreign currency risk associated with these contracts. These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized in earnings. Fees recognized related to these derivative instruments was $5.0 million and $11.9 million for the three and nine months ended September 30, 2025 and $1.9 million and $6.0 million for the three and nine months ended September 30, 2024, respectively and is included in "other non-interest income" in the accompanying Consolidated Statements of Income.
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
The following table summarizes the Company's interest rate derivatives not designated as hedging instruments as of the dates indicated (in thousands). The notional amount and fair value of the foreign currency forward derivative contracts not designated as hedging instruments were not significant at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$3,720,972	$30,812	$(53,546)	$2,767,552	$69,802	$(10,342)
Pay-variable interest rate swaps	3,720,972	53,774	(30,812)	2,767,552	10,342	(69,802)
Interest rate caps purchased	263,296	276	—	210,398	1,418	—
Interest rate caps sold	263,296	—	(276)	210,398	—	(1,418)
RPAs purchased	211,363	296	—	126,578	175	—
RPAs sold	455,990	—	(425)	424,424	—	(296)
	$8,635,889	$85,158	$(85,059)	$6,506,902	$81,737	$(81,858)

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate derivative instruments subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2025
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$37,741	$—	$37,741	$(24,440)	$(13,243)	$58
Derivative liabilities	(54,989)	—	(54,989)	24,440	30,549	—
	$(17,248)	$—	$(17,248)	$—	$17,306	$58

	December 31, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$74,615	$—	$74,615	$(11,161)	$(63,376)	$78
Derivative liabilities	(14,383)	—	(14,383)	11,161	3,222	—
	$60,232	$—	$60,232	$—	$(60,154)	$78
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025			2024
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$40,714	$(10,586)	$30,128	$124,548	$(32,383)	$92,165
Amounts reclassified to gain on investment securities available for sale, net	(659)	171	(488)	(9)	2	(7)
Net change in unrealized gains (losses) on investment securities available for sale	40,055	(10,415)	29,640	124,539	(32,381)	92,158
Unrealized gains (losses) on derivative instruments:
Net unrealized holding losses arising during the period	(1,130)	294	(836)	(23,511)	6,113	(17,398)
Amounts reclassified to interest expense on deposits	(832)	216	(616)	(4,661)	1,212	(3,449)
Amounts reclassified to interest expense on borrowings	(4,404)	1,145	(3,259)	(11,686)	3,038	(8,648)
Amounts reclassified to interest income on loans	1,563	(407)	1,156	804	(209)	595
Net change in unrealized gains (losses) on derivative instruments	(4,803)	1,248	(3,555)	(39,054)	10,154	(28,900)
Other comprehensive income	$35,252	$(9,167)	$26,085	$85,485	$(22,227)	$63,258

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

	Nine Months Ended September 30,
	2025			2024
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$117,781	$(30,623)	$87,158	$197,137	$(51,256)	$145,881
Amounts reclassified to gain on investment securities available for sale, net	(2,097)	545	(1,552)	(331)	86	(245)
Net change in unrealized gains (losses) on investment securities available for sale	115,684	(30,078)	85,606	196,806	(51,170)	145,636
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	5,947	(1,546)	4,401	15,339	(3,988)	11,351
Amounts reclassified to interest expense on deposits	(3,009)	782	(2,227)	(14,270)	3,710	(10,560)
Amounts reclassified to interest expense on borrowings	(15,519)	4,035	(11,484)	(39,416)	10,248	(29,168)
Amounts reclassified to interest income on loans	4,172	(1,085)	3,087	2,430	(632)	1,798
Net change in unrealized gains (losses) on derivative instruments	(8,409)	2,186	(6,223)	(35,917)	9,338	(26,579)
Other comprehensive income	$107,275	$(27,892)	$79,383	$160,889	$(41,832)	$119,057
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at June 30, 2025	$(244,195)	$12,952	$(231,243)
Other comprehensive income (loss)	29,640	(3,555)	26,085
Balance at September 30, 2025	$(214,555)	$9,397	$(205,158)

Balance at June 30, 2024	$(342,268)	$40,646	$(301,622)
Other comprehensive income (loss)	92,158	(28,900)	63,258
Balance at September 30, 2024	$(250,110)	$11,746	$(238,364)

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2024	$(300,161)	$15,620	$(284,541)
Other comprehensive income (loss)	85,606	(6,223)	79,383
Balance at September 30, 2025	$(214,555)	$9,397	$(205,158)

Balance at December 31, 2023	$(395,746)	$38,325	$(357,421)
Other comprehensive income (loss)	145,636	(26,579)	119,057
Balance at September 30, 2024	$(250,110)	$11,746	$(238,364)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2025
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$168,717	$—	$168,717
U.S. Government agency and sponsored enterprise residential MBS	—	2,695,502	2,695,502
U.S. Government agency and sponsored enterprise commercial MBS	—	526,725	526,725
Private label residential MBS and CMOs	—	2,356,205	2,356,205
Private label commercial MBS	—	2,260,380	2,260,380
Single family real estate-backed securities	—	227,081	227,081
Collateralized loan obligations	—	988,355	988,355
Non-mortgage asset-backed securities	—	67,898	67,898
State and municipal obligations	—	105,765	105,765
SBA securities	—	61,785	61,785
Marketable equity securities	8,669	—	8,669
Derivative assets	—	91,811	91,811
Total assets at fair value	$177,386	$9,381,507	$9,558,893
Derivative liabilities	$—	$(86,502)	$(86,502)
Total liabilities at fair value	$—	$(86,502)	$(86,502)

	December 31, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$202,952	$—	$202,952
U.S. Government agency and sponsored enterprise residential MBS	—	2,649,690	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	—	495,753	495,753
Private label residential MBS and CMOs	—	2,238,046	2,238,046
Private label commercial MBS	—	1,784,029	1,784,029
Single family real estate-backed securities	—	327,081	327,081
Collateralized loan obligations	—	1,132,699	1,132,699
Non-mortgage asset-backed securities	—	94,454	94,454
State and municipal obligations	—	104,010	104,010
SBA securities	—	72,702	72,702
Marketable equity securities	28,828	—	28,828
Derivative assets	—	85,132	85,132
Total assets at fair value	$231,780	$8,983,596	$9,215,376
Derivative liabilities	$—	$(85,899)	$(85,899)
Total liabilities at fair value	$—	$(85,899)	$(85,899)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	September 30, 2025	December 31, 2024
Collateral dependent loans	$154,912	$165,951
OREO	413	2,577
	$155,325	$168,528
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$559,505	$559,505	$491,116	$491,116
Investment securities	1/2	$9,467,082	$9,467,082	$9,130,244	$9,130,244
Non-marketable equity securities	2	$165,922	$165,922	$206,297	$206,297
Loans, net	3	$23,482,610	$22,919,819	$24,074,827	$23,053,011
Derivative assets	2	$91,811	$91,811	$85,132	$85,132
Liabilities:
Demand, savings and money market deposits	2	$25,171,591	$25,171,591	$23,564,414	$23,564,414
Time deposits	2	$3,446,696	$3,438,593	$4,301,289	$4,279,475
FHLB advances	2	$2,080,000	$2,080,017	$2,930,000	$2,929,896
Notes and other borrowings	2	$320,431	$317,762	$708,553	$695,457
Derivative liabilities	2	$86,502	$86,502	$85,899	$85,899
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
September 30, 2025

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
Total lending related commitments outstanding at September 30, 2025 were as follows (in thousands):

Commitments to fund loans	$375,017
Unfunded commitments under lines of credit	5,081,929
Commercial and standby letters of credit	172,572
$5,629,518
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$8,203,439	—%	$7,384,721	—%	$7,873,052	—%	$7,132,351	—%
Interest bearing	5,586,547	3.36%	3,930,101	3.78%	5,271,474	3.37%	3,752,828	3.77%
Savings and money market	9,921,293	3.35%	11,304,999	4.22%	10,366,899	3.40%	11,238,662	4.25%
Time	3,535,051	3.63%	4,524,215	4.53%	3,924,209	3.82%	4,834,209	4.51%
	$27,246,330	2.38%	$27,144,036	3.06%	$27,435,634	2.48%	$26,958,050	3.11%

(1)Annualized.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

The following table presents maturities of time deposits as of September 30, 2025 (in thousands):

Maturing in:
2025	$2,139,983
2026	1,302,486
2027	2,470
2028	350
2029	317
Thereafter	1,090
$3,446,696
Included in deposits are public funds deposits of $1.9 billion and $3.1 billion, at September 30, 2025 and December 31, 2024, respectively, and brokered deposits of $4.5 billion and $5.2 billion at September 30, 2025 and December 31, 2024, respectively.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest bearing demand	$47,304	$37,294	$132,886	$106,050
Savings and money market	83,862	119,856	263,664	357,440
Time	32,389	51,480	111,910	163,229
	$163,555	$208,630	$508,460	$626,719
We incur costs related to certain deposit rebate and commission programs. During the three and nine months ended September 30, 2025 and 2024, costs related to those programs that were correlated with the balance in the related deposit accounts totaled $15.3 million, $43.0 million, $15.3 million and $42.3 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.
Note 11    Borrowings
Notes and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2025	December 31, 2024
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$—	$388,479
Unamortized discount and debt issuance costs	—	(802)
	—	387,677
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,297)	(3,753)
	296,703	296,247
Total notes	296,703	683,924
Finance leases	23,728	24,629
Notes and other borrowings	$320,431	$708,553

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2025

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
At September 30, 2025, BankUnited had available borrowing capacity at the FHLB of approximately $7.7 billion and unused borrowing capacity at the FRB of approximately $7.1 billion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2025 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K").
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
Overview
Quarterly Highlights
In evaluating our financial performance, we consider (i) the funding mix and the composition of interest earning assets; (ii) the level of and trends in net interest income and the net interest margin; (iii) the cost of deposits, trends in non-interest income and non-interest expense; (iv) performance ratios such as the return on average equity and return on average assets and trends in those metrics; and (v) asset quality metrics, including the level of criticized and classified assets, the ratios of non-performing loans to total loans and non-performing assets to total assets, delinquency and net charge-off rates, as well as trends in those metrics. We analyze these ratios and trends against our own historical performance, our expected performance, our risk appetite and the financial condition and performance of comparable financial institutions.
Quarterly highlights include:
•Net income for the three months ended September 30, 2025 was $71.9 million, or $0.95 per diluted share, compared to $68.8 million or $0.91 per diluted share for the immediately preceding quarter ended June 30, 2025. Net income was $61.5 million, or $0.81 per diluted share for the three months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was $199.1 million, or $2.63 per diluted share, compared to $163.2 million, or $2.17 per diluted share for the nine months ended September 30, 2024, an increase of 21% in diluted earnings per share.
•For the three months ended September 30, 2025, the annualized return on average stockholders' equity was 9.5% compared to 9.4% for the three months ended June 30, 2025 and 8.8% for the three months ended September 30, 2024. Return on average assets improved to 0.82% for the three months ended September 30, 2025, from 0.78% and 0.69% for the three months ended June 30, 2025 and September 30, 2024, respectively.
•The net interest margin, calculated on a tax-equivalent basis, expanded by 0.07%, to 3.00% for the three months ended September 30, 2025 from 2.93% for the immediately preceding three months ended June 30, 2025. The net interest margin was 2.78% for the three months ended September 30, 2024.

•As expected, NIDDA declined by $488 million during the three months ended September 30, 2025, in part due to expected seasonality in the title solutions vertical, and represented 30% of total deposits at September 30, 2025. NIDDA was up $990 million compared to September 30, 2024, one year ago. Average NIDDA grew $210 million for the three months ended September 30, 2025 compared to the immediately preceding three months ended June 30, 2025, and by $741 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
•Total deposits was essentially flat quarter-over-quarter, declining by $28 million. Non-brokered deposits grew by $1.2 billion compared to one year ago but, as expected, declined by $439 million for the three months ended September 30, 2025 largely due to normal seasonality in the title solutions and government banking verticals.
•The average cost of total deposits declined by 0.09% to 2.38% for the three months ended September 30, 2025, from 2.47% for the immediately preceding three months ended June 30, 2025. The spot APY of total deposits declined by 0.06% to 2.31% at September 30, 2025 from 2.37% at June 30, 2025. The spot APY of total deposits was 2.93% at September 30, 2024, one year ago.
•For the three months ended September 30, 2025 total loans declined by $231 million. In the aggregate, consistent with our balance sheet strategy, the residential, franchise, equipment and municipal finance portfolios declined by a combined $245 million while the core commercial portfolio segments and mortgage warehouse grew by a combined $14 million.
•The loan to deposit ratio declined to 82.8% at September 30, 2025, from 83.6% at June 30, 2025 and 87.2% at December 31, 2024.
•Total criticized and classified loans declined by $3 million for the three months ended September 30, 2025 while non-accrual loans increased by $3 million. The annualized net charge-off ratio for the nine months ended September 30, 2025, was 0.26%; the net charge-off ratio for the trailing twelve months was 0.27%. The NPA ratio at September 30, 2025 was 1.10%, including 0.11% related to the guaranteed portion of non-performing SBA loans, compared to 1.08% including 0.10% related to the guaranteed portion of non-accrual SBA loans at June 30, 2025.
•The ratio of the ACL to total loans was 0.93% at September 30, 2025, consistent with prior quarter-end. The ratio of the ACL to non-performing loans was 57.95%. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.35% at September 30, 2025 and the ACL to loans ratio for CRE office loans was 2.21%. The provision for credit losses was $11.6 million for the three months ended September 30, 2025 compared to $15.7 million for the preceding three months ended June 30, 2025 and $9.2 million for the three months ended September 30, 2024.
•Our capital position is robust. At September 30, 2025, CET1 was 12.5% and pro-forma CET1, including accumulated other comprehensive income, was 11.7%. The ratio of tangible common equity/tangible assets increased to 8.4%.
•Book value and tangible book value per common share continued to accrete, to $40.30 and $39.27, respectively, at September 30, 2025, compared to $39.26 and $38.23, respectively, at June 30, 2025, and $37.56 and $36.52, respectively, at September 30, 2024. This represents an 8% year-over-year increase in tangible book value per share.
•As previously reported, in August 2025, the Company redeemed all of its outstanding senior notes due November 2025 at par value plus accrued interest.
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

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended September 30,
	2025			2025			2024
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,533,712	$327,266	5.53%	$23,901,218	$330,805	5.55%	$24,299,898	$358,259	5.87%
Investment securities (3)	9,404,188	121,124	5.13%	9,352,504	118,046	5.06%	9,171,185	128,762	5.62%
Other interest earning assets	793,366	8,113	4.06%	807,721	8,343	4.14%	722,366	9,229	5.08%
Total interest earning assets	33,731,266	456,503	5.38%	34,061,443	457,194	5.38%	34,193,449	496,250	5.79%
Allowance for credit losses	(227,694)			(227,191)			(231,383)
Non-interest earning assets	1,390,051			1,370,990			1,444,410
Total assets	$34,893,623			$35,205,242			$35,406,476
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$5,586,547	$47,304	3.36%	$5,407,538	$45,689	3.39%	$3,930,101	$37,294	3.78%
Savings and money market deposits	9,921,293	83,862	3.35%	10,355,700	88,023	3.41%	11,304,999	119,856	4.22%
Time deposits	3,535,051	32,389	3.63%	3,919,526	36,983	3.79%	4,524,215	51,480	4.53%
Total interest bearing deposits	19,042,891	163,555	3.40%	19,682,764	170,695	3.48%	19,759,315	208,630	4.20%
FHLB advances	3,221,577	32,027	3.94%	2,941,264	27,828	3.79%	3,766,630	40,471	4.27%
Notes and other borrowings	542,241	7,228	5.34%	709,081	9,137	5.16%	708,829	9,127	5.15%
Total interest bearing liabilities	22,806,709	202,810	3.52%	23,333,109	207,660	3.57%	24,234,774	258,228	4.24%
Non-interest bearing demand deposits	8,203,439			7,993,915			7,384,721
Other non-interest bearing liabilities	868,385			931,879			1,009,157
Total liabilities	31,878,533			32,258,903			32,628,652
Stockholders' equity	3,015,090			2,946,339			2,777,824
Total liabilities and stockholders' equity	$34,893,623			$35,205,242			$35,406,476
Net interest income		$253,693			$249,534			$238,022
Interest rate spread			1.86%			1.81%			1.55%
Net interest margin			3.00%			2.93%			2.78%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $2.9 million for the three months ended September 30, 2025, $2.7 million for the three months ended June 30, 2025, and $3.0 million for the three months ended September 30, 2024. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for both the three months ended September 30, 2025 and June 30, 2025, and $0.9 million for the three months ended September 30, 2024.
(2)Annualized.
(3)At fair value.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,788,158	$982,184	5.52%	$24,309,134	$1,062,407	5.84%
Investment securities (3)	9,288,070	353,760	5.08%	9,006,654	378,358	5.60%
Other interest earning assets	798,956	24,892	4.17%	732,435	28,253	5.15%
Total interest earning assets	33,875,184	1,360,836	5.37%	34,048,223	1,469,018	5.76%
Allowance for credit losses	(227,680)			(221,135)
Non-interest earning assets	1,376,969			1,534,800
Total assets	$35,024,473			$35,361,888
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$5,271,474	$132,886	3.37%	$3,752,828	$106,050	3.77%
Savings and money market deposits	10,366,899	263,664	3.40%	11,238,662	357,440	4.25%
Time deposits	3,924,209	111,910	3.82%	4,834,209	163,229	4.51%
Total interest bearing deposits	19,562,582	508,460	3.48%	19,825,699	626,719	4.22%
FHLB advances	3,052,253	87,060	3.81%	4,032,737	128,000	4.24%
Notes and other borrowings	652,843	25,500	5.21%	709,668	27,402	5.15%
Total interest bearing liabilities	23,267,678	621,020	3.57%	24,568,104	782,121	4.25%
Non-interest bearing demand deposits	7,873,052			7,132,351
Other non-interest bearing liabilities	934,559			958,888
Total liabilities	32,075,289			32,659,343
Stockholders' equity	2,949,184			2,702,545
Total liabilities and stockholders' equity	$35,024,473			$35,361,888
Net interest income		$739,816			$686,897
Interest rate spread			1.80%			1.51%
Net interest margin			2.92%			2.69%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $8.3 million and $9.3 million for the nine months ended September 30, 2025 and 2024, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $2.1 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Annualized.
(3)     At fair value.
Three months ended September 30, 2025 compared to the immediately preceding three months ended June 30, 2025
Net interest income, calculated on a tax-equivalent basis, was $253.7 million for the three months ended September 30, 2025, compared to $249.5 million for the three months ended June 30, 2025, an increase of $4.2 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $0.7 million and $4.9 million, respectively, for the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The decline in interest expense related to both a lower average cost of funds and lower average balance of interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, increased by 0.07% to 3.00% for the three months ended September 30, 2025, compared to 2.93% for the immediately preceding three months ended June 30, 2025. Factors impacting the net interest margin for the three months ended September 30, 2025 compared to the three months ended June 30, 2025 included:
•The net interest margin was positively impacted by a more favorable funding mix. Average NIDDA increased as a percentage of both total deposits and total funding, growing by $210 million for the three months ended September 30, 2025, while average interest bearing liabilities declined by $526 million.
•The average cost of interest bearing liabilities declined to 3.52% for the three months ended September 30, 2025 from 3.57% for the prior three months ended June 30, 2025.

•The average rate paid on interest bearing deposits declined to 3.40% for the three months ended September 30, 2025, from 3.48% for the three months ended June 30, 2025. This decline reflected the maturity of higher-rate term deposits, actions taken to proactively reduce deposit pricing in response to a lower Federal funds rate and higher priced brokered deposits, on average, declining for the quarter. The redemption of higher cost senior debt also positively impacted the cost of funds.
•The average rate paid on FHLB advances increased to 3.94% for the three months ended September 30, 2025, from 3.79% for the three months ended June 30, 2025, primarily due to expiration of cash flow hedges.
•The yield on interest earning assets held flat quarter-over-quarter at 5.38%. While the tax equivalent yield on loans declined marginally, the tax equivalent yield on investment securities increased to 5.13% for the three months ended September 30, 2025, from 5.06% for the three months ended June 30, 2025. This increase related to coupon resets during periods of rate volatility and to changes in portfolio composition.
Three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
Net interest income, calculated on a tax-equivalent basis, was $253.7 million for the three months ended September 30, 2025, compared to $238.0 million for the three months ended September 30, 2024, an increase of $15.7 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $39.7 million and $55.4 million, respectively.
Net interest income, calculated on a tax-equivalent basis, was $739.8 million for the nine months ended September 30, 2025, compared to $686.9 million for the nine months ended September 30, 2024, an increase of $52.9 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $108.2 million and $161.1 million, respectively.
The net interest margin, calculated on a tax-equivalent basis, increased to 3.00% and 2.92% for the three and nine months ended September 30, 2025, respectively, from 2.78% and 2.69% for the three and nine months ended September 30, 2024, increases of 0.22% and 0.23%, respectively. Both the yield on interest earning assets and the cost of interest bearing liabilities declined over these comparative periods reflecting a lower interest rate environment, however the decline in the cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets, primarily as a result of balance sheet repositioning, particularly an improved funding mix.
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, average NIDDA grew by $819 million while average FHLB advances declined by $545 million. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, average NIDDA grew by $741 million while average FHLB advances declined by $980 million. Within interest bearing deposits, there was a shift from generally higher priced time deposits to generally lower priced forms of interest bearing deposits for both the three and nine month periods. On the asset side of the balance sheet, average core C&I and CRE loans increased to 63.2% and 63.0% of average loans for the three and nine months ended September 30, 2025, respectively, from 61.4% and 60.6% of average loans for the three and nine months ended September 30, 2024, respectively, while generally lower yielding residential loans declined to 30.7% and 31.0% of average loans from 32.2% and 32.8% of average loans for the respective periods.
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

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount related to funded portion of loans	$11,851	$9,091	$43,508	$46,719
Amount related to off-balance sheet credit exposures	(274)	157	(1,122)	(2,648)
Total provision for credit losses	$11,577	$9,248	$42,386	$44,071
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deposit service charges and fees	$5,387	$5,016	$15,945	$15,238
Lease financing	4,152	6,368	13,077	23,448
Customer derivative revenue	5,007	1,924	11,885	5,994
Other non-interest income	11,020	9,580	34,739	29,270
Total non-interest income	$25,566	$22,888	$75,646	$73,950
The decrease in lease financing revenue for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was attributable primarily to the continuing decline of the operating lease equipment portfolio. Expense related to the depreciation of operating lease equipment also reflected a declining trend over these comparative periods.
The more significant items included in other non-interest income in the table above typically may include commercial card revenue, lending related fees other than origination fees, syndication fees, BOLI income, securities gains and losses and FX fees.
Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee compensation and benefits	$85,196	$81,781	$251,095	$233,289
Occupancy and equipment	10,929	12,242	33,217	33,784
Deposit insurance expense	6,601	7,421	20,804	29,481
Technology	21,630	21,094	67,902	61,976
Depreciation of operating lease equipment	4,423	4,666	12,301	21,775
Deposit related rebate and commission costs	15,306	15,278	42,999	42,280
Other non-interest expense	22,084	22,100	62,404	58,943
Total non-interest expense	$166,169	$164,582	$490,722	$481,528
The increase in compensation was primarily attributable to increased head count as we invest in the growth of the franchise and routine salary increases.

The decrease in deposit insurance expense was primarily attributable to a $5.2 million FDIC special assessment incurred during the nine months ended September 30, 2024. A lower base assessment rate for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, also contributed to the decline in deposit insurance expense.
The decline in depreciation of operating lease equipment for the nine months ended September 30, 2025 was primarily attributable to the continued decline in the size of the operating lease equipment portfolio as discussed above.
Analysis of Financial Condition
We have continued to execute on our organic balance sheet transformation strategy, focused on improving both the funding profile and asset mix. For the nine months ended September 30, 2025, NIDDA grew by $1.0 billion from 27% to 30% of total deposits, and non-brokered deposits grew by $1.5 billion. Wholesale funding, including FHLB advances and brokered deposits, declined by $1.6 billion. Year-over-year, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, average NIDDA grew by $741 million.
Total loans declined by $595 million for the nine months ended September 30, 2025. Consistent with our balance sheet strategy, the residential, franchise, equipment and municipal finance portfolios declined by $612 million, while the core commercial portfolio segments and mortgage warehouse grew by $17 million. The core C&I and CRE portfolio segments comprised 63.6% of total loans at September 30, 2025, up from 62.5% at December 31, 2024 while residential loans declined to 30.1% of total loans at September 30, 2025 from 31.2% at December 31, 2024. The securities portfolio grew by $337 million over this nine month period. The loan-to-deposit ratio was 82.8% at September 30, 2025 compared to 87.2% at December 31, 2024.
Investment Securities
The following table shows the amortized cost and carrying value, which is fair value, of investment securities at the dates indicated (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$175,307	$168,717	$214,796	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,699,845	2,695,502	2,672,554	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	571,192	526,725	557,489	495,753
Private label residential MBS and CMOs	2,562,963	2,356,205	2,491,033	2,238,046
Private label commercial MBS	2,277,909	2,260,380	1,822,881	1,784,029
Single family real estate-backed securities	229,293	227,081	335,047	327,081
Collateralized loan obligations	988,160	988,355	1,131,088	1,132,699
Non-mortgage asset-backed securities	68,711	67,898	96,865	94,454
State and municipal obligations	111,421	105,765	110,388	104,010
SBA securities	63,554	61,785	74,900	72,702
	$9,748,355	$9,458,413	$9,507,041	$9,101,416
Marketable equity securities		8,669		28,828
		$9,467,082		$9,130,244
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, CLOs, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 1.60 years and the estimated weighted average life of the portfolio was 5.0 years as of September 30, 2025. Approximately 72% of the securities portfolio was floating rate at September 30, 2025.

The investment securities AFS portfolio was in a net unrealized loss position of $289.9 million at September 30, 2025, an improvement of $115.7 million compared to a net unrealized loss position of $405.6 million at December 31, 2024. The improvement in unrealized losses is largely due to a declining interest rate environment. Net unrealized losses at September 30, 2025 included $22.5 million of gross unrealized gains and $312.4 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at September 30, 2025 had an aggregate fair value of $4.5 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.
The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

September 30, 2025	December 31, 2024
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
We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity. At September 30, 2025, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB.
We have implemented a robust credit stress testing framework with respect to our non-agency securities. The following table presents subordination levels and average internal stress scenario losses for select non-agency portfolio segments at September 30, 2025:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	90%	29.0	94.3	46.5	8.9
	AA	7%	33.7	94.2	53.3	7.2
	A	3%	28.0	45.9	36.7	10.5
Weighted average		100%	29.3	92.6	46.6	8.8

CLOs	AAA	85%	39.2	80.5	43.9	15.3
	AA	15%	30.6	34.3	32.3	14.5
Weighted average		100%	37.9	73.4	42.1	15.2

Private label residential MBS and CMOs	AAA	89%	2.8	83.9	17.9	2.1
	AA	3%	22.2	48.4	29.0	7.0
	A	3%	21.3	25.4	23.4	14.1
	NR	5%	20.0	20.0	20.0	12.8
Weighted average		100%	4.8	77.9	18.6	3.1
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

The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of September 30, 2025. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	3.23%	3.29%	—%	3.26%
U.S. Government agency and sponsored enterprise residential MBS	5.17%	5.23%	5.10%	5.05%	5.18%
U.S. Government agency and sponsored enterprise commercial MBS	4.12%	3.69%	3.18%	2.08%	3.35%
Private label residential MBS and CMOs	4.11%	4.51%	3.86%	4.09%	4.19%
Private label commercial MBS	5.20%	5.88%	3.13%	3.24%	5.66%
Single family real estate-backed securities	1.36%	4.24%	—%	—%	4.21%
Collateralized loan obligations	6.04%	6.02%	5.89%	—%	5.98%
Non-mortgage asset-backed securities	3.11%	4.91%	2.65%	—%	4.75%
State and municipal obligations	4.27%	4.38%	4.18%	—%	4.28%
SBA securities	5.32%	5.31%	5.22%	4.97%	5.28%
	4.90%	5.29%	4.36%	4.19%	4.96%
Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$5,820,343	24.6%	$5,652,203	23.3%
Construction and land	714,272	3.0%	561,989	2.3%
Owner occupied commercial real estate	1,943,331	8.2%	1,941,004	8.0%
Commercial and industrial	6,612,538	27.8%	7,042,222	28.9%
Total Core C&I and CRE	15,090,484	63.6%	15,197,418	62.5%
Pinnacle - municipal finance	637,198	2.7%	720,661	3.0%
Franchise and equipment finance	134,635	0.6%	213,477	0.9%
Mortgage warehouse lending	709,185	3.0%	585,610	2.4%
Total commercial	16,571,502	69.9%	16,717,166	68.8%

1-4 single family residential	6,199,657	26.2%	6,508,922	26.8%
Government insured residential	931,335	3.9%	1,071,892	4.4%
Total residential	7,130,992	30.1%	7,580,814	31.2%
Total loans	23,702,494	100.0%	24,297,980	100.0%
Allowance for credit losses	(219,884)		(223,153)
Loans, net	$23,482,610		$24,074,827
Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, income-producing non-owner occupied commercial real estate, construction loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases and franchise and equipment finance loans and leases.

The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

September 30, 2025	December 31, 2024
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

(1)BankUnited, N.A. information as of September 30, 2025
(2)CRE peer information based on June 30, 2025 Call Report data for banks with total assets between $10 billion and $100 billion

The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	September 30, 2025
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,524,960	24%	61%	18%	21%	1.57	65.0%
Warehouse/Industrial	1,554,695	24%	43%	9%	48%	1.83	47.3%
Multifamily	749,060	11%	52%	46%	2%	1.98	48.0%
Retail	1,351,849	21%	39%	25%	36%	1.75	58.7%
Hotel	480,882	7%	78%	10%	12%	1.63	43.8%
Construction and Land	714,272	11%	28%	42%	30%	N/A	N/A
Other	158,897	2%	46%	2%	52%	2.95	43.2%
	$6,534,615	100%	49%	22%	29%	1.77	54.6%

	December 31, 2024
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,769,344	28%	57%	23%	20%	1.57	65.2%
Warehouse/Industrial	1,374,738	22%	54%	8%	38%	1.83	47.2%
Multifamily	838,341	13%	51%	49%	—%	2.01	50.1%
Retail	1,098,314	19%	49%	29%	22%	1.73	57.3%
Hotel	482,378	8%	79%	9%	12%	1.84	44.7%
Construction and Land	561,989	9%	36%	47%	17%	N/A	N/A
Other	89,088	1%	74%	11%	15%	1.93	46.9%
	$6,214,192	100%	54%	25%	21%	1.76	55.0%
The following table presents weighted average DSCR and weighted average LTV for the Florida and New York tri-state CRE portfolios, by property type, at September 30, 2025:

	Florida		NY Tri-State
	Weighted Average DSCR	Weighted Average LTV	Weighted Average DSCR	Weighted Average LTV
Office	1.62	62.9%	1.53	62.2%
Warehouse/Industrial	1.95	45.8%	1.81	32.5%
Multifamily	2.63	44.1%	1.24	52.6%
Retail	1.85	56.1%	1.51	60.6%
Hotel	1.63	44.1%	1.79	30.0%
Other	3.68	35.3%	2.31	32.2%
	1.92	52.3%	1.47	55.1%
Geographic distribution in the tables above is based on location of the underlying collateral property. LTVs and DSCRs are based on the most recent available information; if current appraisals are not available, LTVs are adjusted by our models based on current and forecasted sub-market dynamics. DSCRs are calculated based on current contractually required payments, which in some cases may be interest only and on current levels of operating cash flows. DSCR calculations do not include secondary forms of repayment or pro-forma rental payments on in-place leases that are currently in initial rent abatement periods.
Included in New York tri-state multifamily loans in the tables above is approximately $107 million of rent regulated exposure as of September 30, 2025.

The following table presents information about CRE loans maturing in the next 12 months by property type at September 30, 2025 (dollars in thousands). Sixteen percent of the total CRE portfolio, with a weighted average coupon rate of 4.41%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$455,857	30%	$318,263	21%
Warehouse/Industrial	341,579	22%	163,963	11%
Multifamily	153,163	20%	100,043	13%
Retail	308,715	23%	233,221	17%
Hotel	194,086	40%	146,564	30%
Construction and Land	278,330	39%	42,033	6%
Other	26,049	16%	26,049	16%
	$1,757,779	27%	$1,030,136	16%
The following table presents scheduled contractual maturities of the CRE portfolio by property type at September 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Office	$153,945	$503,311	$290,179	$241,255	$270,427	$65,843	$1,524,960
Warehouse/Industrial	104,264	405,570	307,910	281,076	158,424	297,451	1,554,695
Multifamily	56,492	144,384	144,218	166,265	134,001	103,700	749,060
Retail	123,886	259,660	175,088	368,125	126,965	298,125	1,351,849
Hotel	37,975	235,701	30,151	62,387	58,875	55,793	480,882
Construction and Land	81,886	212,762	315,722	9,972	35,251	58,679	714,272
Other	—	26,054	18,840	29,286	15,037	69,680	158,897
	$558,448	$1,787,442	$1,282,108	$1,158,366	$798,980	$949,271	$6,534,615
The office segment totaled $1.5 billion at September 30, 2025, a decline of $122 million for the quarter. Medical office comprised approximately $292 million or 19% of the total office portfolio. The following charts present the sub-market geographic distribution of the Florida and NY tri-state office portfolios at September 30, 2025:

NY Tri-State by Sub-Market	Florida by Sub-Market

The New York tri-state market encompasses approximately 18% of the office segment, with $85 million of exposure in Manhattan. As of September 30, 2025, the Manhattan office portfolio was approximately 98% occupied with 9% rent rollover expected in the next 12 months. The Florida office portfolio is predominantly suburban.
Office loans not secured by properties in Florida or the New York tri-state area comprised 21%, or approximately $314 million of the segment, and exhibited no particular geographic concentration. Estimated rent rollover of the total office portfolio in the next 12 months is approximately 12%; 14% for Florida and 10% for the New York tri-state area.
The construction portfolio includes an additional $87 million in office related exposure, $83 million of which is in New York.
Non-performing CRE loans, excluding SBA loans, totaled $136 million at September 30, 2025 and included $119 million of office exposure. Also see the section entitled "Asset Quality" below.
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
The following table presents the exposure in the C&I portfolio by industry, at September 30, 2025 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,280,729	15.0%
Health Care and Social Assistance	831,259	9.7%
Utilities	720,953	8.4%
Manufacturing	712,403	8.3%
Wholesale Trade	651,960	7.6%
Educational Services	632,741	7.4%
Construction	575,531	6.7%
Transportation and Warehousing	529,532	6.2%
Real Estate and Rental and Leasing	522,814	6.1%
Information	468,947	5.5%
Retail Trade	362,985	4.2%
Professional, Scientific, and Technical Services	308,788	3.6%
Public Administration	253,829	3.0%
Other Services (except Public Administration)	239,784	2.8%
Arts, Entertainment, and Recreation	142,590	1.7%
Accommodation and Food Services	125,205	1.5%
Administrative and Support and Waste Management	80,061	0.9%
Other	115,758	1.4%
	$8,555,869	100.0%

(1)    Includes $1.9 billion of owner occupied real estate.

The following chart presents the geographic distribution of the commercial and industrial portfolio at September 30, 2025:

C&I Geographic Distribution
The following chart presents a further breakdown of the NDFI portfolio at September 30, 2025:

NDFI Portfolio Distribution

Other
36%
B2B
37%
Capital Call /
Subscription Lines
27%

NDFI exposure totaled $1.3 billion, or 5% of total loans, at September 30, 2025. The "Other" category in the chart above includes primarily REITs, B2C, private equity funds, insurance and investment services. The substantial majority of the NDFI portfolio is pass rated, with one $26 million loan rated non-pass.
The Pinnacle portfolio consists of essential-use equipment financing to state and local governmental entities on a national basis directly and through vendor programs and alliances, with financing structures including equipment lease purchase agreements, direct (private placement) bond re-fundings and loan agreements.
The franchise and equipment finance portfolio is comprised of loans originated by Bridge including (i) franchise acquisition, expansion and equipment financing facilities and (ii) transportation equipment finance. We expect balances in these segments will continue to decline.

Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
1-4 single family residential	$6,199,657	$6,508,922
Government insured residential	931,335	1,071,892
	$7,130,992	$7,580,814
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2025, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 5% second homes and 14% investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third parties who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of Buyout Loans totaled $898 million at September 30, 2025.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

September 30, 2025	December 31, 2024

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,846,062	29.8%	$1,960,873	30.1%
New York	1,242,058	20.0%	1,282,197	19.7%
Florida	440,731	7.1%	473,556	7.3%
Illinois	309,736	5.0%	327,698	5.0%
Virginia	295,622	4.8%	308,784	4.7%
Others	2,065,448	33.3%	2,155,814	33.2%
	$6,199,657	100.0%	$6,508,922	100.0%
Operating lease equipment, net
Operating lease equipment, net totaled $202 million and $224 million at September 30, 2025 and December 31, 2024, respectively, consisting primarily of railcars and other transportation equipment. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
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

The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	September 30, 2025			June 30, 2025			December 31, 2024
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$5,808,776	$15,345,659	92.6%	$5,710,917	$15,400,243	92.6%	$5,426,429	$15,333,411	91.7%
Special mention	54,562	136,640	0.8%	88,959	130,879	0.8%	58,771	262,387	1.6%
Substandard accruing	521,284	733,615	4.4%	520,955	745,811	4.5%	633,614	894,754	5.4%
Substandard non-accruing	149,993	306,953	1.9%	152,634	317,958	1.9%	95,378	219,758	1.3%
Doubtful	—	48,635	0.3%	—	34,639	0.2%	—	6,856	—%
	$6,534,615	$16,571,502	100.0%	$6,473,465	$16,629,530	100.0%	$6,214,192	$16,717,166	100.0%
Total criticized classified loans declined by $158 million for the nine months ended September 30, 2025 and was stable quarter-over-quarter, declining by $3 million. Non-accrual loans was also stable quarter-over-quarter, increasing by $3 million. Non-accrual loans increased by $129 million for the nine months ended September 30, 2025. At September 30, 2025 60% of non-accrual loans were current.
The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-accrual loans are discussed further in the section entitled "Non-performing Assets" below.

	September 30, 2025		June 30, 2025		December 31, 2024
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$20,576	4.3%	$45,315	9.4%	$—	—%
Office	33,986	2.2%	43,644	2.6%	58,771	3.3%
	54,562	0.8%	88,959	1.4%	58,771	0.9%
Owner occupied commercial real estate	18,638	1.0%	7,278	0.4%	7,530	0.4%
Commercial and industrial	63,440	1.0%	34,642	0.5%	196,086	2.8%
	$136,640		$130,879		$262,387

Substandard accruing:
CRE
Hotel	$65,037	13.5%	$21,653	4.5%	$20,442	4.2%
Retail	89,183	6.6%	94,785	7.3%	101,340	9.2%
Multi-family	130,247	17.4%	142,049	16.0%	129,397	15.4%
Office	160,936	10.6%	186,418	11.3%	235,967	13.3%
Industrial	46,897	3.0%	47,072	3.4%	47,422	3.4%
Construction and land	28,897	4.0%	28,891	4.5%	96,374	17.1%
Other	87	0.1%	87	0.1%	2,672	3.0%
	$521,284	8.0%	$520,955	8.0%	$633,614	10.2%
Owner occupied commercial real estate	82,492	4.2%	93,538	4.8%	95,775	4.9%
Commercial and industrial	115,045	1.7%	115,486	1.7%	142,679	2.0%
Franchise and equipment finance	14,794	11.0%	15,832	10.6%	22,686	10.6%
	$733,615		$745,811		$894,754

The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Commercial Real Estate(1)	Commercial(1)(2)

(1)Excludes SBA
(2)Includes C&I, and franchise and equipment finance.
The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

September 30, 2025	December 31, 2024

(1)Includes $59 million and $85 million of office exposure at September 30, 2025 and December 31, 2024, respectively.

The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial(1)

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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at September 30, 2025:

FICO Distribution	LTV Distribution	Vintage

The following graph presents delinquency trends for residential loans, excluding government insured residential loans, over the periods indicated (in millions):

Residential Delinquencies
FICO scores are generally updated semi-annually and were most recently updated in the third quarter of 2025. LTVs are typically based on valuation at origination.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Stress Testing Results
The majority of our commercial portfolio is subject to quarterly stress test analysis. We continually re-evaluate our stress testing framework and adapt it to evolving macro-economic conditions, as necessary. On an annual basis, we also run a rigorous credit stress test incorporating the FRB's CCAR severely adverse scenario as well as additional idiosyncratic scenarios reflective of evolving macro-economic themes. The most recent stress test incorporating the FRB's CCAR severely adverse scenario was performed during 2025, based on the December 31, 2024 balance sheet.

The following charts summarize expected stress scenario credit losses, based on our internal modeling using the FRB's CCAR severely adverse scenario (dollars in millions):

Total Loan Portfolio Stress Test Results(1)

$271	$173	$28	$472	Lifetime expected credit losses in the CCAR severely adverse scenario

CRE Portfolio Stress Test Results(2)

$80	$12	$31	$16	$33	$1	$173	Lifetime expected credit losses in the CCAR severely adverse scenario

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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2025	June 30, 2025	December 31, 2024
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$105,374	$111,180	$54,169
Construction and land	30,171	31,055	31,758
Owner occupied commercial real estate	19,485	21,288	3,803
Commercial and industrial	154,570	145,062	92,475
Franchise and equipment finance	2,701	4,066	6,010
Guaranteed portion of SBA	40,020	35,947	34,328
Non-guaranteed portion of SBA	3,859	3,999	4,071
Total commercial loans	356,180	352,597	226,614
Residential	23,234	23,151	23,500
Total non-accrual loans	379,414	375,748	250,114
Loans past due 90 days and still accruing	—	593	593
Total non-performing loans	379,414	376,341	250,707
OREO and other non-performing assets	6,410	6,698	5,482
Total non-performing assets	$385,824	$383,039	$256,189

Non-performing loans to total loans	1.60%	1.57%	1.03%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	1.43%	1.42%	0.89%
Non-performing assets to total assets	1.10%	1.08%	0.73%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.99%	0.98%	0.63%
ACL to total loans	0.93%	0.93%	0.92%
Commercial ACL to commercial loans (1)	1.35%	1.36%	1.37%
ACL to non-performing loans	57.95%	59.18%	89.01%
Net charge-offs to average loans (2)	0.26%	0.27%	0.16%
Net charge-offs to average loans, trailing twelve months	0.27%	0.23%	0.16%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(2)    Annualized for the nine months ended September 30, 2025 and six months ended June 30, 2025; ratio for December 31, 2024 represents annual net charge-off rate.
Contractually delinquent government insured residential loans are typically Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $163 million, $193 million and $226 million at September 30, 2025, June 30, 2025 and December 31, 2024 respectively.
The majority of the increase in non-performing loan and non-performing asset ratios for the nine months ended September 30, 2025 was attributable to office exposure.
The following graphs present trends in non-performing loans to total loans and non-performing assets to total assets over the periods indicated, as well as trends in net charge-offs.

Non-Performing Loans to Total Loans	Non-Performing Assets to Total Assets

Net Charges-Offs to Average Loans (1)

(1)    Annualized for the nine months ended September 30, 2025 and the six months ended June 30, 2025.

The following graph presents the trend in non-performing loans by portfolio segment over the periods indicated (in millions):

Non-Guaranteed Portion of SBA
Guaranteed Portion of SBA
Franchise and Equipment
C&I
CRE
Residential and Other Consumer
$206
$10
$46
$33
$58
$30
$29
$105
$9
$40
$13
$22
$21
$127
$6
$42
$24
$34
$21
$251
$4
$34
$6
$97
$86
$24
$376
$4
$36
$4
$167
$142
$23
$379
$4
$40
$3
$173
$136
$23
12/31/21
12/31/22
12/31/23
12/31/24
06/30/25
09/30/25

The following charts present non-performing CRE loans by property type at the dates indicated (in millions):

September 30, 2025	December 31, 2024
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
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the complexity of the ACL estimate, the level of management judgment required and inherent uncertainty with respect to future developments in the external environment, it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions including but not limited to unanticipated changes in interest rates or inflationary pressures, changes in our economic forecast, loan portfolio composition, commercial and residential real estate market dynamics and other circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At September 30, 2025 and December 31, 2024, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
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

The following table provides an analysis of the ACL, the provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2023	$41,338	$142,405	$243	$10,855	$7,848	$202,689
Provision for credit losses	25,761	18,828	(26)	(2,145)	4,301	46,719
Charge-offs	(6,202)	(19,220)	—	(5,709)	(126)	(31,257)
Recoveries	376	9,373	—	345	4	10,098
Balance at September 30, 2024	$61,273	$151,386	$217	$3,346	$12,027	$228,249

Balance at December 31, 2024	$70,458	$137,954	$116	$2,381	$12,244	$223,153
Provision for credit losses	10,349	33,254	(39)	(1,537)	1,481	43,508
Charge-offs	(18,532)	(34,049)	—	—	(208)	(52,789)
Recoveries	29	5,749	—	223	11	6,012
Balance at September 30, 2025	$62,304	$142,908	$77	$1,067	$13,528	$219,884

Net Charge-offs to Average Loans (1)
Nine Months Ended September 30, 2024	0.13%	0.15%	—%	2.20%	—%	0.12%
Nine Months Ended September 30, 2025	0.39%	0.44%	—%	(0.18)%	—%	0.26%

(1)Annualized.
The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	September 30, 2025		June 30, 2025		December 31, 2024
	Total	%(1)	Total	%(1)	Total	%(1)
CRE	$62,304	27.6%	$58,466	27.1%	$70,458	25.6%
C&I	142,908	36.0%	148,998	36.3%	137,954	36.9%
Pinnacle - municipal finance	77	2.7%	99	2.9%	116	3.0%
Franchise and equipment finance	1,067	0.6%	1,083	0.6%	2,381	0.9%
Total Commercial	206,356		208,646		210,909
Residential and MWL	13,528	33.1%	14,084	33.1%	12,244	33.6%
	$219,884	100.0%	$222,730	100.0%	$223,153	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.
The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	September 30, 2025	June 30, 2025	December 31, 2024
Commercial:
CRE	0.95%	0.90%	1.13%
C&I	1.67%	1.72%	1.54%
Franchise and equipment finance	0.79%	0.73%	1.12%
Total commercial	1.35%	1.36%	1.37%
Pinnacle - municipal finance	0.01%	0.01%	0.02%
Residential and MWL	0.17%	0.18%	0.15%
	0.93%	0.93%	0.92%

ACL to non-performing loans	57.95%	59.18%	89.01%
ACL to CRE office loans	2.21%	1.92%	2.30%

Changes in the ACL during the three months ended September 30, 2025, are depicted in the chart below (dollars in millions):

Increase in Specific Reserves
Risk Rating Migration
Change in Qualitative Overlay
Portfolio Changes and Other
Net Charge-Offs
Economic Forecast
$222.7
$19.1
$3.2
$9.3
$(1.9)
$(14.7)
$(17.8)
$219.9
• Primarily related to one C&I and one CRE office loan
• Primarily related to model imprecision and idiosyncratic risk
• Portfolio composition changes
• New production net of exits
• Changes in borrower financials
• Primarily related to one C&I and one CRE office loan
• Current market adjustment
• Lower weight to downside scenario
• Changes to forward path of forecast
ACL 06/30/25
ACL 09/30/25
% of Total Loans
0.93%
0.93%

Changes in the ACL during the three months ended September 30, 2025
At September 30, 2025, the ratio of the ACL to loans was 0.93%, consistent with June 30, 2025. The commercial ACL ratio, inclusive of C&I, CRE, and franchise and equipment finance was 1.35% at September 30, 2025 compared to 1.36% at June 30, 2025. The ACL to loans ratio for CRE office loans was 2.21% at September 30, 2025 compared to 1.92% at June 30, 2025. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment increased by $3.8 million during the three months ended September 30, 2025, from 0.90% to 0.95% of loans, primarily a result of an increase in qualitative overlays related to the office sub-segment and New York rent regulated multi-family loans. Increases in specific reserves related to one CRE office loan were offset by a partial charge-off of that loan.
•The ACL for the commercial and industrial sub-segment decreased by $6.1 million during the three months ended September 30, 2025, from 1.72% to 1.67% of loans. The most significant factors leading to the decrease were an improvement in current economic conditions and the economic forecast. Net charge-offs were partially offset by an increase in specific reserves.
The quantitative estimate of the ACL at September 30, 2025, was informed by forecasted economic scenarios published in September 2025, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at September 30, 2025, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario used in estimating the quantitative portion of the ACL at September 30, 2025, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.8% and
•Annualized growth in national GDP averaging 2.2%.

The above unemployment and GDP growth assumptions are provided to give a high level overview of the nature and severity of the baseline economic forecast scenario used in estimating the ACL. Numerous additional variables and assumptions not explicitly stated, including but not limited to detailed commercial and residential property forecasts, projected stock market performance and volatility indices and a variety of additional assumptions about market interest rates and spreads also contributed to the overall impact economic conditions and the economic forecast had on the ACL estimate. Furthermore, while the variables presented above are at the national level, many of the economic variables are regionalized at the market and submarket level in the models.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The composition of deposits at the dates indicated is shown below:

September 30, 2025	December 31, 2024
The Company has a diverse deposit book. At September 30, 2025, our largest industry verticals were national title solutions with approximately $4.7 billion in total deposits and HOA with $2.1 billion in total deposits. Approximately 69% of our deposits were commercial or municipal deposits at September 30, 2025.
Brokered deposits totaled $4.5 billion and $5.2 billion at September 30, 2025 and December 31, 2024, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

$29,438
$27,509
$26,538
$27,856
$27,866
$28,646
$28,618
$8,976
$8,038
$6,835
$7,635
$7,616
$9,113
$8,625
$3,709
$2,142
$3,403
$5,172
$4,893
$5,584
$6,609
$13,369
$13,061
$11,136
$10,325
$11,056
$10,171
$9,937
$3,384
$4,268
$5,164
$4,724
$4,301
$3,778
$3,447
Non-interest Demand
Interest Demand
Money Market / Savings
Time
12/31/21
12/31/22
12/31/23
09/30/24
12/31/24
06/30/25
09/30/25

Quarterly cost of deposits	0.19%	1.42%	2.96%	3.06%	2.72%	2.47%	2.38%
Non-interest bearing as a % of total deposits	30.5%	29.2%	25.8%	27.4%	27.3%	31.8%	30.1%
Spot average APY of total deposits	0.16%	1.92%	3.18%	2.93%	2.63%	2.37%	2.31%
The following graph presents trends in the spot APY of total deposits compared to the upper bound of the federal funds target range:
For additional information about Deposits, see Note 10 to the consolidated financial statements.

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of September 30, 2025 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2025 - One month or less	$2,000,000	4.27%
2025 - Over one month	80,000	4.15%
Total contractual balance outstanding	$2,080,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of September 30, 2025 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2025	$250,000	3.35%
First quarter 2026	750,000	3.75%
Second quarter 2026	250,000	3.06%
Third quarter 2026	230,000	3.32%
Fourth quarter 2026	200,000	3.33%
Thereafter	25,000	2.50%
	$1,705,000	3.46%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$—	$388,479
Unamortized discount and debt issuance costs	—	(802)
	—	387,677
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,297)	(3,753)
	296,703	296,247
Total notes	296,703	683,924
Finance leases	23,728	24,629
Notes and other borrowings	$320,431	$708,553

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
Same day available liquidity includes cash, secured funding such as borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve, and unpledged securities. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios, repurchase agreements and the sale of investment securities. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans.
The following chart presents the components of same day available liquidity at September 30, 2025 and December 31, 2024 (in millions):

Same Day Available Liquidity

$15,513
$1,185
$6,952
$6,897
$479
12/31/24
$16,585
$1,239
$7,148
$7,652
$546
09/30/25
Cash
FHLB Capacity
Capacity at the Fed
Unpledged Securities

At September 30, 2025, the ratio of estimated insured and collateralized deposits to total deposits was 58% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 138%. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured.
Our ALM policy establishes limits or operating risk thresholds for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. Some of the measures currently used to dimension liquidity risk and manage liquidity are a wholesale funding ratio, the ratio of available liquidity to uninsured/non-collateralized deposits, the ratio of available operational liquidity (which excludes availability at the FRB) to volatile liabilities, a liquidity stress test coverage ratio, the loan to deposit ratio, a one-year liquidity ratio, a measure of available on-balance sheet liquidity, the ratio of brokered deposits to total deposits and large depositor concentrations. We also have single depositor relationship limits. Our liquidity management framework incorporates a robust contingency funding plan and liquidity stress testing framework.

The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	September 30, 2025	Policy Limit
Wholesale funding/total assets	21.3%	<37.5%

	September 30, 2025	Operating Threshold
Available operational liquidity/volatile liabilities	2.57x	≥1.30x
Liquidity stress test coverage ratio	2.36x	≥1.50x
One year liquidity ratio	3.27x	≥1.00x
Loan to deposit ratio	82.8%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	11.4%	≤15%
Available on-balance sheet liquidity	9.4%	≥5%
Available liquidity to uninsured/non-collateralized deposits	138%	<100%
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2025 and December 31, 2024, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2025 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,158,721	8.99%	N/A (1)	N/A (1)	$1,405,875	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,158,721	12.53%	$1,638,563	6.50%	$1,134,390	4.50%	$1,764,606	7.00%
Tier 1 risk-based capital	$3,158,721	12.53%	$2,016,693	8.00%	$1,512,520	6.00%	$2,142,736	8.50%
Total risk-based capital	$3,625,821	14.38%	$2,520,866	10.00%	$2,016,693	8.00%	$2,646,910	10.50%
BankUnited:
Tier 1 leverage	$3,324,436	9.46%	$1,756,191	5.00%	$1,404,953	4.00%	N/A	N/A
CET1 risk-based capital	$3,324,436	13.19%	$1,637,676	6.50%	$1,133,776	4.50%	$1,763,652	7.00%
Tier 1 risk-based capital	$3,324,436	13.19%	$2,015,602	8.00%	$1,511,701	6.00%	$2,141,577	8.50%
Total risk-based capital	$3,551,536	14.10%	$2,519,502	10.00%	$2,015,602	8.00%	$2,645,477	10.50%

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
Net Interest Income Simulation
The income simulation model analyzes interest rate sensitivity by projecting net interest income over 12- and 24-month periods in a most likely rate scenario based on a consensus forward curve versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management processes in response to changes in the interest rate environment, the economic climate and observed customer behavior. Currently, our interest rate risk management framework is based on modeling instantaneous rate shocks to a static balance sheet, assuming that maturing instruments are replaced with like instruments at forward rates, of plus and minus 100, 200, 300 and 400 basis point parallel shifts. In lower interest rate environments, we may not model more extreme declining rate scenarios and in certain macro-environments, we may model shocks of more than 400 basis points. Our ALM policy has established limits for the plus and minus 100 and 200 basis points shock scenarios. We also model a variety of dynamic balance sheet scenarios, various yield curve slopes, non-parallel shifts and alternative depositor behavior, beta and decay assumptions. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at September 30, 2025 - increase (decrease)
In year 1	(3.1)%	(1.1)%	0.6%	1.1%
In year 2	(7.5)%	(3.1)%	2.1%	4.1%
Model Results at December 31, 2024 - increase (decrease)
In year 1	(4.2)%	(1.7)%	1.5%	2.7%
In year 2	(3.4)%	(1.2)%	0.6%	1.0%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at September 30, 2025 - increase (decrease):	11.0%	7.4%	(5.3)%	(10.8)%
Model Results at December 31, 2024 - increase (decrease):	16.9%	10.0%	(7.1)%	(14.8)%
All of the modeled results at September 30, 2025 are within ALM policy limits.

The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at September 30, 2025 were:
•Prepayment speeds for loans, with CPRs ranging from 6.2% to 11.4% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 4.3% to 13.1% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 17% and 22%;
•Overall non-maturity interest bearing deposit beta of 80%;
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
The following tables provide information about the Company's derivatives designated as cash flow hedges as of September 30, 2025 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$1,705,000	3.46%	Daily SOFR	0.7
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	2,150,000	Term SOFR	3.79%	1.1
Forward starting pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	1,000,000	Term SOFR	3.09%	3.0
Interest rate caps purchased, indexed to Fed Funds effective rate	Variability of interest cash flows on variable rate liabilities	100,000	1.00%		0.2
Interest rate collar, indexed to 1-month SOFR	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	0.9
		$5,080,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Cash flows hedges maturing in:
Fourth quarter 2025	$50,000	3.79%	$350,000	2.68%
2026	1,925,000	3.80%	1,430,000	3.50%
2027	300,000	3.76%	—	—%
2028	1,000,000	3.09%	—	—%
Thereafter	—	—%	25,000	2.50%
	$3,275,000		$1,805,000
The short duration of our AFS investment portfolio (1.59 at September 30, 2025) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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

	September 30, 2025	June 30, 2025	September 30, 2024
Total stockholders’ equity	$3,032,374	$2,953,017	$2,807,804
Less: goodwill and other intangible assets	77,637	77,637	77,637
Tangible stockholders’ equity	$2,954,737	$2,875,380	$2,730,167

Common shares issued and outstanding	75,242,935	75,218,911	74,749,012

Book value per common share	$40.30	$39.26	$37.56

Tangible book value per common share	$39.27	$38.23	$36.52

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
During the quarter ended September 30, 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.   Other Information
During the three months ended September 30, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of November 2025.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer