Form 10-K
period 2025-12-31
BankUnited, Inc.
filed 2026-02-26
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025 was $2,643,515,369.

The number of outstanding shares of the registrant common stock, $0.01 par value, as of February 24, 2026 was 73,638,610.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2026 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2025

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
AI	Artificial intelligence
ASU	Accounting Standards Update
Basel Committee	International Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956
BHC	Bank Holding company
BFG	Bridge Funding Group, Inc.
B2B	Business-to-Business
B2C	Business-to-Consumer
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
BSA	Bank Secrecy Act
Buyout Loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CAO	Chief Accounting Officer
CCA	Cloud Computing Arrangements
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 capital
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CLO	Collateralized loan obligations
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Core loans	Core loans including CRE, C&I and mortgage warehouse lending loans
CPR	Constant prepayment rate
CRA	Community Reinvestment Act
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
CRO	Chief Risk Officer
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
DIF	Deposit insurance fund

DSCR	Debt Service Coverage Ratio
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FinTech	Financial Technology
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HOA	Homeowner Association
HPI	Home price indices
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
MAT	Materiality Assessment Team
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
M&A	Mergers & acquisitions
NDFI	Non-depository financial institutions
NIDDA	Non-interest bearing demand deposits
NPA	Non-performing asset
NRSRO	Nationally recognized statistical rating organization
NSF	Non-sufficient funds
NTS	National Title Solutions
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
Proxy Statement	Definitive proxy statement for the Company's 2023 annual meeting of stockholders
PSU	Performance Share Unit
REIT	Real Estate Investment Trust
ROAA	Return on Average Assets
ROAE	Return on Average Equity
ROU Asset	Right-of-use Asset
RPA	Risk Participation Agreement

RSA	Restricted Share Award
RSU	Restricted Share Unit
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
S&P 500	Standard & Poor's 500 Index
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIEs	Variable interest entities
WARM	Weighted-average remaining maturity
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
2023 Plan	2023 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

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
◦stability of the banking system or other financial institutions;
◦our ability to access capital, including the impact of our credit rating;
•credit risk inherent in the business of making loans and embedded in our securities portfolio:
◦inadequate allowance for credit losses;
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

PART I
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $35.0 billion at December 31, 2025, is a bank holding company with one direct wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, with operations in Florida, New York Tri-State, Dallas, Atlanta, and Charlotte. BankUnited provides a full range of consumer and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions, and offers certain commercial lending and deposit products through national platforms and certain consumer deposit products through an online channel. Our core business strategy is to build a leading regional commercial and small business bank with a distinctive value proposition based on strong service-oriented relationships, robust digital enabled customer experiences and operational excellence, and with an entrepreneurial work environment that empowers employees to deliver their best. To date, we have executed our strategy primarily through organic growth and anticipate that we will most likely continue to do so, although we will evaluate and consider opportunities to engage in merger and acquisition activity when they arise.
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
Our Markets
Our largest banking market is Florida, followed by the Tri-State market of New York, concentrated in the New York Metropolitan area. We believe both represent long-term attractive banking markets. In Florida, our focus is on urban markets including the Miami-Dade, Broward, Palm Beach, Tampa, Orlando and Jacksonville markets.
We have more recently entered the Atlanta, Dallas and Charlotte markets; in Charlotte with a wholesale banking office focused on the Southeastern United States, and in Atlanta and Dallas with a retail branches as well as full-service wholesale banking capabilities. Our future strategy may include organic expansion into other markets, but no specific additional markets have been identified at this time.
Through our NTS and HOA businesses, we offer a suite of commercial deposit, treasury solutions and cash management products nationally. The Bank also provides mortgage warehouse financing and through Pinnacle and BFG, we also offer municipal, equipment and franchise financing; all on a national basis.
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
BankUnited, Inc., which controls BankUnited, is a BHC and, as such, is subject to regulation, inspection, supervision and enforcement by the Federal Reserve Board under the BHC Act. The Federal Reserve Board's jurisdiction also extends to any company that is directly or indirectly controlled by BankUnited, Inc.
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
•refer allegations of significant consumer compliance violations to the U.S. Justice Department;
•direct increases in capital;
•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth, including new retail branch openings;
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
Notice and Approval Requirements Related to Control
As a BHC, BankUnited, Inc. must obtain prior approval of the Federal Reserve in connection with any acquisition that would result in BankUnited, Inc. acquiring substantially all the assets, or owning or controlling 5% or more of any class of voting securities, of a bank or another BHC. The statutory factors that the Federal Reserve is required to consider in considering an application include the financial and managerial resources of the parties and the future prospects of the combined organization, the effects of the transaction on competition, the convenience and credit needs of the community, including the record of performance of the parties under the CRA, the effectiveness of the acquiring company in combating money-laundering activities and the impact of the transaction on the financial stability of the U.S. banking or financial system.
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

Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subject to differential regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be "well capitalized" if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2025, BankUnited, Inc. and BankUnited were well-capitalized.
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
The Community Reinvestment Act
The CRA is intended to encourage financial institutions to help meet the credit needs of their geographic service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The federal bank prudential regulators examine and assign each bank a public CRA rating.
The CRA requires federal bank regulators to take into account the bank's record in meeting the needs of its geographic service areas when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA performance of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. If BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. A less than satisfactory CRA rating could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's CRA performance is made available to the public. Following the OCC's most recent CRA performance evaluation in October 2024, BankUnited received an overall rating of "Satisfactory."
A new interagency CRA rule was published in February 2024 imposing additional data collection and reporting requirements on financial institutions. The agencies issued their intent to rescind the CRA interagency rule and reinstate the 1995 CRA rule in March 2025.
Human Capital Resources
At December 31, 2025, we employed 1,785 full-time employees and 18 part-time employee, with an average tenure of 6.5 years. None of our employees are parties to a collective bargaining agreement. Our human capital strategy focuses on attracting, developing, and retaining a skilled and high‑performing workforce, recognizing the critical role employees play in the long‑term success of our business. We hire based on qualifications and capabilities and value the diverse perspectives and experiences of our employees.
We provide competitive compensation and a comprehensive benefits package, including a Company‑sponsored 401(k) program, tuition reimbursement, flexible spending and health savings accounts with Company contributions, paid time off, paid parental leave, paid holidays, flexible work arrangements, and hybrid/remote opportunities for eligible roles.
Corporate Responsibility & Culture
We are committed to maintaining a safe and supportive workplace where employees feel valued and engaged. Our culture is reinforced through iCARE™, an enterprise‑wide initiative promoting community involvement, mentorship, and employee connection. The program is supported by a 14 member iCARE™ Council and 30 iCARE™ Ambassadors who drive employee engagement and participation across the organization. In 2025, our employees contributed 4,409 volunteer hours, a 7% increase from 2024, supporting more than 250 community organizations. In addition to volunteerism, the Bank provided $3.5 million in grants, sponsorships, and contributions.
We also invest in education and workforce development through partnerships with nine universities offering scholarships, internships, and student programs that have benefited more than 250 students. Our exclusive partnership with Florida International University’s ATOM Pink Tank program, a six‑month leadership and research initiative for STEM students, has produced 78 graduates to date. Since inception, 25% of student participants have joined the Bank in roles across the organization.
Additional information on our iCARE™ initiatives is available in our annual iCARE™ Report and Social Impact Report on our Investor Relations website.
Health, Wellness and Safety
Our Wellness Program supports the mental, physical, emotional, social, financial, and occupational well‑being of our employees. The BankUnited Corporate Center provides an on‑site fitness facility and access to screenings such as dermatology, physicals, vision and dental exams, mammograms, and vaccination clinics. Additional offerings include nutrition counseling, therapeutic programs, meditation, and live or virtual fitness classes. Employees who participate in the program are eligible for reduced medical insurance premiums.

In 2025, BankUnited received recognition as “The Nation’s Best and Brightest in Wellness” by the National Association of Business Resources and “Healthiest Employer in South Florida” by the Florida Department of Health and Worksite Wellness Committee.
Career Growth and Development
Through our Go for More™ Academy, we offer development, training, and leadership programs, including Rising Leader, EXCELerate, and the FIU Leadership Institute, along with internal learning opportunities such as Toastmasters and the Go for More™ Book Club. Employees also utilize self‑service learning platforms including MindTools and Udemy.
In 2025, 228 employees participated in internal programs and 1,634 employees engaged with self‑service learning platforms. Our mentoring programs involved 213 employees, generating 609 hours of mentoring and receiving an average rating of 4.7 out of 5 stars. BankUnited received the 2026 Training MVP Award from Training Magazine.
Communication & Engagement
We collect employee feedback through periodic engagement surveys conducted by an independent firm. In the most recent survey, 87% of employees participated and 82% responded favorably to engagement‑related questions.
We support transparent communication through regular CEO updates, town halls, and the Leadership Chat Series, an interactive forum connecting employees with BankUnited executives. Our Kudos Employee Recognition platform furthers real‑time, peer‑driven acknowledgment and strengthens our culture of appreciation.
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
The financial services industry is likely to become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Increased competition among financial services companies may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for financial services providers to compete in our markets without a physical footprint and enabled non-bank providers to offer a growing variety of traditional and nontraditional alternatives, such as crowdfunding, digital wallets. cryptocurrencies, and money transfer services. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size or particular technology capabilities, many competitors may offer a broader range of products and services or may be able to offer better pricing for certain products and services than we can.

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
Our geographic markets in Florida and other coastal areas are particularly susceptible to severe weather, including hurricanes, flooding and damaging winds. The occurrence of a hurricane or other natural disaster, a man-made catastrophe such as terrorist activity, pandemic outbreaks and other health emergencies, political or social unrest, government shutdowns, U.S sovereign credit rating deterioration, geopolitical conflicts or other man-made or natural disasters could disrupt our operations or those of our clients or our work-force, result in damage to our facilities, jeopardize our ability to continue to provide essential services to our customers and negatively affect our customers and the local economies in which we operate. These events may lead to a decline in loan originations, an increase in deposit outflows, strain our liquidity position, reduce or destroy the value of collateral for our loans, particularly real estate, negatively impact the business operations of our customers, and cause an increase in delinquencies, foreclosures and loan losses. Our business, financial condition and results of operations may be materially, adversely impacted by these and other negative effects of such events.
Both physical and transitional risks related to climate change or societal and governmental responses, could adversely affect our business reputation and performance, including indirectly through impacts on our customers.
Governmental efforts to mitigate climate change and shifting consumer and business preference resulting from climate change concerns may require us and our customers to respond to new laws and regulations which may lead to cost increases, asset value reductions and operating process changes, as well as negatively impact our reputation. These impacts will vary depending on the customers' specific attributes, including reliance on or role in carbon intensive activities and may also affect us directly through a drop in demand for our products and services, reductions in creditworthiness, declines in collateral values, and the rising property and casualty insurance costs related to physical risks brought on by weather events or climate change, particularly in one of our primary market areas in Florida coastal areas which may increase our vulnerability to the ultimate impacts of climate change as compared to some of our competitors and our efforts to account for these risks may not fully protect us from negative impacts of new laws, regulations, behavioral changes, or evolving expectations of stakeholders including investors, customers, regulators, employees, and ratings agencies regarding our ESG practices. Divergent ideological and social views may create competing stakeholder, legislative, and regulatory scrutiny around ESG practices, potentially increasing costs or affecting operations. While we strive to take a balanced approach, stakeholder expectations and externally imposed requirements continue to evolve, remain uncertain, and are sometimes conflicting. If our ESG practices fail to meet these evolving rules or expectations, our reputation and ability to attract or retain employees, customers, and investors could be negatively impacted.
Failure to attract and retain employees may adversely impact our ability to successfully execute our business strategy
We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other key personnel. We believe our senior management team possesses valuable knowledge about and experience in the banking industry that could be challenging to replicate. The composition of our senior management team and our other key personnel may change over time. Our success also depends on the experience and skills of other key personnel and on their relationships with the customers and communities they serve. Competition, general labor market dynamics and the evolving transition around remote and hybrid work may also present challenges in recruiting and retaining talent. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

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
BankUnited, Inc. as a BHC and BankUnited N.A. are required by Federal banking agencies to maintain specified levels of capital. At a minimum, our capital policy requires us to maintain capital sufficient to meet the “well-capitalized” standard established by capital adequacy guidelines and the regulatory framework for prompt corrective action. While we anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future, we may, at some point need to raise additional capital to support current operations or continued growth. In addition, we may elect to raise capital for strategic reasons even when we are not required to do so. As a publicly traded company, the most likely source of additional capital is the issuance of equity or debt instruments in the capital markets. Our ability to raise capital on favorable terms, or at all, will depend on a variety of factors, many of which are outside of our control, including market conditions, credit availability, our credit rating and credit capacity, and marketability of our stock. Accordingly, we cannot be assured of being able to raise capital when needed or on favorable terms. In addition, if we needed to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on favorable terms when needed could have a materially adverse effect on our business, financial condition and results of operations. In addition, the issuance of equity to raise capital may dilute the shares of our current shareholders.
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
Our business and financial performance are materially impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our financial condition and results of operations and the values of our assets and liabilities. Changes in the value of investment securities available for sale and certain derivatives directly impact equity through adjustments of accumulated other comprehensive income and changes in the values of certain other assets and liabilities may directly or indirectly impact earnings. Changes in the values of assets and liabilities brought about by changes in interest rates, even those that do not directly impact reported GAAP or regulatory capital levels, may affect investors’ perceptions of the value of the Company, rating agency opinions, or customers’ perceptions of the Company’s financial strength and stability, which could result in unanticipated deposit outflows or other adverse effects. Interest rates are highly sensitive to many factors beyond our control and which we may not be able to anticipate, including general economic conditions and the monetary and fiscal policies of various governmental authorities, particularly the Federal Reserve Board. The impact of changes in interest rates on our business and financial performance may be exacerbated if the magnitude, direction, or pace of those changes exceeds historical experience or market expectations.
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income represents the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. A flat or inverted yield curve or tightening credit spreads may constrain our ability to deploy assets at favorable yields and may reduce the spread between the yield on interest‑earning assets and the cost of interest-bearing liabilities, placing downward pressure on our net interest margin and net interest income. Our deposit costs are generally correlated with short‑term interest rates; increases in short-term interest rates or generally tightening liquidity conditions may exert upward pressure on the rates we must pay to attract and retain deposits. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. In a rising interest rate environment, if interest‑bearing liabilities mature or reprice more rapidly than interest‑earning assets, our net interest income may decline. In a declining interest rate environment, if interest‑earning assets mature or reprice more rapidly than interest‑bearing liabilities, our net interest income may likewise be adversely affected. An increase in interest rates may also reduce the demand for loans and lower‑cost deposit products, slow loan repayment activity, and negatively affect borrowers’ ability to meet their contractual obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on higher‑yielding fixed‑rate loans and mortgage‑backed securities. Competitive conditions may also impact the interest rates we are able to earn on new loans or are required to pay on deposits, negatively impacting both our ability to grow loans and deposits and our net interest income. In addition, our ability to manage interest rate risk may be adversely affected by changes in depositor behavior that differ from historical patterns, including changes in the timing, magnitude, or sensitivity of deposit movements in response to interest rate changes. Rapid or unanticipated movements in interest rates, changes in the shape of the yield curve, or changes in spreads between different types of interest rates could have an adverse effect on our net interest margin and results of operations.
We attempt to manage interest rate risk by monitoring and managing the rates, maturity, repricing, mix and balances of the different types of interest earning assets and interest bearing liabilities and through the use of hedging instruments; however, interest rate risk management techniques are not precise, and we may not be able to successfully manage our interest rate risk. The modeling and measurement techniques we use to assess and manage interest rate risk rely on a variety of assumptions, many of which are based on historical relationships, trends, and expectations, and may not accurately reflect or predict the impact of future interest rate movements or economic conditions. Assumptions regarding depositor behavior are an integral component of our interest rate risk management processes, and changes in customer behavior, increased availability of alternative financial products, technological advances that facilitate the movement of funds, and ongoing changes in the financial services industry have made such behavior more difficult to predict. . See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk" for a discussion on the methodology and assumptions used by the Company in managing its interest rate risk.
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
The FRB and FHLB provide important sources of stable, reliable and specifically with respect to the FRB, emergency liquidity to banks including BankUnited. Should the availability, nature, design or provisions of the various liquidity facilities provided by these entities change materially, BankUnited's ability to access operating or contingent liquidity as needed could be adversely impacted. The availability of liquidity from these sources is also dependent on the nature and value, which could be negatively impacted by changes in interest rates or general economic and market conditions, of collateral BankUnited is able to provide and on their evaluation of the Bank's creditworthiness. A significant portion of collateral available to be pledged to the FHLB and FRB consists of loans and securities collateralized by residential and commercial real estate; the value of this collateral is subject to many of the same risks discussed above with respect to the value of real estate collateral for our loans. The FHFA, the primary regulator of the FHLB system, is actively implementing recommendations from its 2023 comprehensive review of the FHLB system. Any future regulatory or legislative action resulting from the comprehensive, multi-year implementation effort could impact the future amount, terms and availability of liquidity provided by the FHLBs to their members, including BankUnited. Our ability to access funds on a timely basis from the FRB and FHLB also depends on our operational readiness; while we test operational readiness regularly and believe our processes and procedures are adequate in this regard, a failure of those processes and procedures could compromise our ability to access needed liquidity.
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
The processes we use to forecast future performance and estimate expected credit losses, fair values of certain assets and liabilities and other significant accounting estimates, including in hypothetical periods of stress, the effects of changing interest rates, sources and uses of liquidity, real estate values, and economic trends and indicators on our financial condition and results of operations depend upon the use of analytical and forecasting tools and models. These tools and models reflect assumptions that may prove inaccurate, particularly in times of market stress, volatility or other unforeseen or unprecedented circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the tools and models that utilize them may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If these tools prove to be inadequate or inaccurate, our strategic planning processes, risk management and monitoring framework, earnings and capital may be adversely impacted.
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
Widespread adoption and rapid evolution of, as well as developments in the regulatory landscape relating to emerging technologies, including AI, automated decision-making, and digital assets, such as cryptocurrencies, including stablecoins, tokens and other crypto assets that utilize distributed ledger technology, create additional strategic risks, could negatively impact our ability to compete and require substantial expenditures to the extent we were to modify or adapt our existing products and services. As new technologies evolve and mature, our businesses and results of operations could be adversely impacted, including as a result of new competitors and increased volatility in deposits and/or significant long-term reduction in deposits. Our failure to keep pace with technological innovation, to successfully implement enhanced and emerging technologies or to fully realize their benefits could have a material adverse impact on our business, financial condition and results of operations.
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
Changes in political administrations are likely to introduce new or modified regulations and related regulatory guidance and supervisory oversight. The current administration's regulatory reform agenda has impacted, and we expect it will continue to impact, the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Newly enacted laws, regulations, or executive orders may significantly impact the regulatory framework in which we operate and may require material changes to our business processes in short time frames. Inability to meet new statutory requirements within the prescribed periods could adversely affect our business, financial condition and results of operations, as well as impact our reputation.

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
Any future FDIC assessments could adversely affect our earnings.
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
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. There is also a risk that BankUnited’s deposit insurance premiums will further increase if failures of insured depository institutions deplete the DIF or if the FDIC changes its view of the risk BankUnited poses to the DIF or otherwise increases the assessment rate adjustment applicable to BankUnited’s deposits. Any future increases in FDIC insurance premiums or additional assessments may adversely affect our financial condition or results of operations.
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
Heightened levels of economic uncertainty, volatility or deterioration in business or economic conditions generally, or more specifically in the principal markets in which we do business could have material adverse effects on our business, financial condition and results of operations. These effects may include but are not necessarily limited to: (i) a decrease in demand for our products and services; (ii) an increase in delinquencies and defaults by borrowers or counterparties leading to increased credit losses; (iii) a decline in the value of our assets; (iv) a decrease in earnings; (v) a decline in liquidity and (vi) a decrease in our ability to access the capital markets. We may be negatively affected by the volatility and uncertainty related to inflation and the effects of inflation. Prolonged periods of inflation may lead to an increase in our operating expenses or those of our clients, in turn impacting borrowers' ability to repay their obligations to us. Loan demand could also be negatively impacted. The imposition of tariffs or immigration reform could directly or indirectly adversely impact our clients businesses, and in turn demand for our loan and deposit products or borrowers' ability to repay their loans.
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
The Company’s third-party risk management framework and processes have been aligned with regulatory requirements and with industry best practices to oversee and identify risks from cybersecurity threats associated with use of third-party service providers. We take a risk-based approach in performing cybersecurity assessments of third-party service providers at the time of onboarding, as part of regular ongoing monitoring, at the time of contract renewal, and upon detection of any increase in risk profile. Our information security division collaborates with our third-party risk management unit to evaluate the information technology and security programs of significant third-party service providers. As applicable, these reviews evaluate the design and operational effectiveness of information technology and security related controls employed by service providers. In addition, the third-party’s information technology and security policies and procedures are evaluated to form an overall opinion of the third-party service provider's technology and information security posture.
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
In 2025, Clarium Managed Services, LLC conducted a Cybersecurity Assessment for the Bank. The assessment gauged the overall Cybersecurity Risk Posture of the Bank and resulted in a score of 5 on a scale of 0 to 5. In the last three fiscal years, the Company has not identified any material cybersecurity incidents. No specific identified cybersecurity threats or incidents, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. See Item 1A "Risk Factors" for a further discussion of our cybersecurity risks.
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
At the management level, the CISO provides oversight of the ongoing technical and business functions that include cybersecurity, information assurance, network security, systems engineering, and information security management. A dedicated information security division reports to the CISO. The CISO has over 30 years of experience in information security including physical, cyber, IT, disaster recovery, business continuity planning, secure software development, and cloud services and security, among others. The CISO holds multiple designations from the International Information System Security Certification Consortium, including Certified Information Systems Security Professional and has been a member of various boards including IT, Cybersecurity and Enterprise Risk Committees. Organizationally, the CISO reports to the CRO and provides reporting directly to the Risk Committee of the Board of Directors.

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
Item 2. Properties
BankUnited's corporate headquarters is located in leased office space in Miami Lakes, Florida. We also lease office space in New York, New Jersey, certain other areas in Florida, Dallas, Atlanta and North Carolina. Our subsidiaries lease office space in Baltimore, Maryland and Scottsdale, Arizona. At December 31, 2025, we provided banking services at 55 banking centers located in Florida, New York, Texas, and Atlanta. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 24, 2026 was $47.79 per share. As of February 24, 2026, there were 539 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2026 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.31 and $0.29 per share on its common stock for each of the four quarters in the years ended December 31, 2025 and 2024, respectively, resulting in total dividends for the years ended December 31, 2025 and 2024, of $93.8 million and $87.0 million, or $1.24 and $1.16 per common share, respectively. The Company's Board of Directors has authorized an increase of $0.02 per share in the Company's common stock dividend for future quarterly dividends, to $0.33 per common shares. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our Board of Directors and dependent on, among other things, our financial condition, results of operations, capital requirements and other factors that our board of directors may deem relevant. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2020 and December 31, 2025, with the comparative cumulative total return of such amount on the S&P 500 Index and the KBW Nasdaq Regional Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Index Value
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
BankUnited, Inc.
S&P 500 Index
KBW Nasdaq Regional Banking Index

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
BankUnited, Inc.	100.00	124.39	102.38	102.05	124.67	150.72
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
KBW Nasdaq Regional Banking Index	100.00	136.64	127.17	126.66	143.38	152.71

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)(3)
October 1 - October 31, 2025	98,851	$36.96	98,851	$96,346,725
November 1 - November 30, 2025	635,149	$39.28	635,149	$71,398,342
December 1 - December 31, 2025	349,900	$45.51	349,900	$55,476,049
Total	1,083,900	$41.08	1,083,900

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.
(2) On July 22, 2025, the Company's Board of Directors authorized the repurchase of up to $100 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares.
(3) On January 20, 2026, the Company's Board of Directors authorized the repurchase of up to $200 million in shares of its outstanding common stock in addition to shares remaining available for purchase under the repurchase program approved on July 22, 2025. No time limit was set for the completion of the share repurchase program and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares.

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
Management's discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2025, and results of operations for the year then ended, including in comparison to the prior year ended December 31, 2024. Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025, for a discussion and analysis of the more significant factors that affected the year ended December 31, 2024, including in comparison to the year ended December 31, 2023.
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
•Continue to improve the funding profile - growth in core deposit relationships is paramount:
◦Grow NIDDA particularly in national deposit verticals, middle-market and small business;
◦Invest in payments technology and leverage treasury solutions to enhance deposit acquisition and promote customer retention;
•Improve the asset mix, transitioning to a mix of assets with higher risk-adjusted returns:
◦Rebalance the loan portfolio toward higher-yielding commercial lending as lower-yielding residential loans roll off, driving NIM expansion through mix shift;
◦Continue to de-emphasize the BFG portfolio;
•Focus on key markets and geographies, specifically Florida, Texas, Georgia and New Jersey;
•Play where we can win, focusing on sectors where our delivery model is a differentiator;
•Innovate with solutions that solve customer pain points;
•Invest in organic growth capabilities - people, processes, products and technology - while managing expense growth;
•Prioritize nimble technology architecture and digital capabilities;
•Retain the ability to pivot nimbly when opportunities arise;
•Maintain robust liquidity and capital levels, while returning excess capital to shareholders as appropriate;
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
Overview
2025 Performance Highlights
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
Highlights include:
•Net income for the year ended December 31, 2025 was $268.4 million, or $3.53 per diluted share, compared to $232.5 million, or $3.08 per diluted share for the year ended December 31, 2024, an increase of 15%. PPNR increased by 16%, to $429.7 million for the year ended December 31, 2025, from $371.4 million for the year ended December 31, 2024.
•ROAA improved to 0.77% for the year ended December 31, 2025, from 0.66% for the year ended December 31, 2024; ROAE improved to 9.0% from 8.5%.
•The net interest margin, calculated on a tax-equivalent basis, expanded by 0.22%, to 2.95% for the year ended December 31, 2025 from 2.73% for the year ended December 31, 2024. The increase in the net interest margin was primarily a result of balance sheet repositioning, particularly improved funding mix, and re-pricing of deposit costs in line with a lower interest rate environment. Net interest income grew by $73.3 million, or 8%, for the year ended December 31, 2025. The following chart provides a comparison of net interest margin, the average yield on interest earning assets, and the average rate on interest bearing liabilities for the years ended December 31, 2025 and 2024 (on a tax equivalent basis):
•The average cost of total deposits declined by 0.61% to 2.40% for the year ended December 31, 2025, from 3.01% for the year ended December 31, 2024. The spot APY of total deposits declined to 2.10% at December 31, 2025 from 2.63% at December 31, 2024.

•The following charts illustrate the composition of deposits at the dates indicated:

December 31, 2025	December 31, 2024
•NIDDA grew by 20%, or $1.5 billion during the year ended December 31, 2025, and represented 31% of total deposits at December 31, 2025. Total deposits grew by $1.5 billion and non-brokered deposits grew by $1.8 billion. Average NIDDA increased by $844 million for the year ended December 31, 2025.
•Wholesale funding, including FHLB advances and brokered deposits, declined by $1.7 billion for the year ended December 31, 2025.
•Loan portfolio composition continued to shift from residential to core commercial categories during the year ended December 31, 2025. Residential, franchise, equipment and municipal finance portfolios declined by a combined $810 million while the core loans grew by $786 million for the year ended December 31, 2025, reflective of our balance sheet repositioning strategy.
•The loan to deposit ratio declined to 82.7% at December 31, 2025, from 87.2% at December 31, 2024.
•Total criticized and classified loans declined by $185 million while non-performing loans increased by $122 million for the year ended December 31, 2025. The net charge-off ratio for the year ended December 31, 2025, was 0.30%. The NPA ratio at December 31, 2025 was 1.08%, including 0.11% related to the guaranteed portion of non-performing SBA loans.
•The ratio of the ACL to total loans declined to 0.91% at December 31, 2025, from 0.92% at December 31, 2024. The ratio of the ACL to non-performing loans was 58.99%. The ACL to loans ratio for commercial portfolio sub-segments including C&I, CRE, franchise finance and equipment finance was 1.30% at December 31, 2025 and the ACL to loans ratio for CRE office loans was 2.03%. The provision for credit losses was $67.9 million for the year ended December 31, 2025, compared to $55.1 million for the year ended December 31, 2024.

•At December 31, 2025, CET1 was 12.3% up 0.30% from December 31, 2024. AOCI improved by $94.9 million from December 31, 2024. The ratio of tangible common equity to tangible assets increased to 8.5%. The charts below represent the Company's and the Bank's regulatory capital ratios at the dates indicated:
BankUnited, Inc.

December 31, 2025	December 31, 2024

12.3%
4.5%
6.5%
7.0%
14.1%
8.0%
10.0%
10.5%
8.9%
4.0%
CET1 risk-based capital
Total risk-based capital
Tier 1 leverage capital
Actual
Required to be Considered Adequately Capitalized

12.0%
4.5%
6.5%
7.0%
14.1%
8.0%
10.0%
10.5%
8.5%
4.0%
CET1 risk-based capital
Total risk-based capital
Tier 1 leverage capital
Required to be Considered Well Capitalized
Required to be considered Adequately Capitalized Including Capital Conservation Buffer

BankUnited, N.A.

December 31, 2025	December 31, 2024

12.7%
4.5%
6.5%
7.0%
13.6%
8.0%
10.0%
10.5%
9.3%
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

•Book value and tangible book value per common share continued to accrete, to $41.19 and $40.14, respectively, at December 31, 2025, compared to $37.65 and $36.61, respectively, at December 31, 2024. This represents a 10% year-over-year increase in tangible book value per share.
•During the year ended December 31, 2025, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate purchase price of $44.8 million. In January 2026, the Company's Board of Directors authorized the repurchase of up to an additional $200 million in shares of its outstanding common stock.
•In the first quarter of 2025, the Company increased its quarterly dividends by $0.02, to $0.31 per share, reflecting a 7% increase from the previous quarterly cash dividend of $0.29 per share and maintained that quarterly level through 2025. In January 2026, the Company's Board of Directors announced an increase of $0.02 in the Company's common stock dividend for future quarterly dividends to $0.33 per common share, an increase of 6%.

•In August 2025, the Company redeemed all of its outstanding senior notes due November 2025 at par value plus accrued interest.
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
ACL
The ACL represents management's estimate of current expected credit losses, or the amount of amortized cost basis not expected to be collected, on our loan portfolio. Determining the amount of the ACL is considered a critical accounting estimate because of its complexity and because it requires extensive judgment and estimation. Estimates that are particularly susceptible to change that may have a material impact on the amount of the ACL include:
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
•our estimate of expected prepayments;
•the value of underlying collateral, which may impact loss severity and certain cash flow assumptions for collateral-dependent, criticized and classified loans; in the current environment, especially with respect to certain commercial real estate sectors like office, current and projected collateral values may be particularly challenging to estimate; and
•our selection and evaluation of qualitative factors.
Our selection of models and modeling techniques may also have a material impact on the estimate.
The ACL estimates incorporate a probability‑weighted blend of macroeconomic scenarios, with weights determined by an evaluation of each scenario’s key assumptions and narrative, the projected paths of principal economic variables, such as real GDP growth and the unemployment rate, and other relevant market indicators and consensus forecasts. Scenarios include (i) a baseline forecast; (ii) an upside scenario reflecting above-baseline levels of output and lower unemployment rate; and (iii) a downside scenario reflecting softer business investment, depressed consumer sentiment, and generally weaker economic activity.
To illustrate directional sensitivity to the choice of scenario, excluding the impact of qualitative factors, the impact of using only the upside scenario would result in an estimated $21 million decrease in the ACL, while using only the downside scenario would result in an estimated increase of $111 million in the ACL. The sensitivity analysis result does not represent management’s view of expected credit losses nor is it intended to estimate future changes in ACL levels.
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
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets, by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets and liquidity considerations. The mix of funding sources is influenced by the Company's liquidity profile, management's assessment of the desire for lower-cost funding sources weighed against relationships with customers, our ability to attract and retain core deposit relationships, competition for deposits in the Company's markets and the availability and pricing of other sources of funds.

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

	Years Ended December 31,
	2025			2024			2023
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
Loans	$23,765,232	$1,302,438	5.48%	$24,269,787	$1,402,132	5.78%	$24,558,430	$1,331,578	5.42%
Investment securities (2)	9,362,652	472,331	5.04%	9,064,521	501,006	5.53%	9,228,718	491,851	5.33%
Other interest earning assets	783,417	31,878	4.07%	745,885	37,553	5.03%	986,186	51,152	5.19%
Total interest earning assets	33,911,301	1,806,647	5.33%	34,080,193	1,940,691	5.69%	34,773,334	1,874,581	5.39%
Allowance for credit losses	(226,362)			(224,673)			(171,618)
Non-interest earning assets	1,380,186			1,502,205			1,749,981
Total assets	$35,065,125			$35,357,725			$36,351,697
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$5,473,316	$180,918	3.31%	$4,077,852	$152,809	3.75%	$2,905,968	$86,759	2.99%
Savings and money market deposits	10,305,664	341,042	3.31%	11,043,510	451,352	4.09%	10,704,470	382,432	3.57%
Time deposits	3,804,507	142,375	3.74%	4,757,675	211,411	4.44%	5,169,458	191,114	3.70%
Total interest bearing deposits	19,583,487	664,335	3.39%	19,879,037	815,572	4.10%	18,779,896	660,305	3.52%
Short-term borrowings	—	—	—%	—	—	—%	35,403	1,611	4.55%
FHLB advances	2,909,589	111,126	3.82%	3,823,579	158,750	4.15%	6,331,685	285,026	4.50%
Notes and other borrowings	571,046	29,752	5.21%	709,422	36,528	5.15%	716,633	36,835	5.14%
Total interest bearing liabilities	23,064,122	805,213	3.49%	24,412,038	1,010,850	4.14%	25,863,617	983,777	3.80%
Non-interest bearing demand deposits	8,083,605			7,239,161			7,091,029
Other non-interest bearing liabilities	931,540			968,163			848,023
Total liabilities	32,079,267			32,619,362			33,802,669
Stockholders' equity	2,985,858			2,738,363			2,549,028
Total liabilities and stockholders' equity	$35,065,125			$35,357,725			$36,351,697
Net interest income		$1,001,434			$929,841			$890,804
Interest rate spread			1.84%			1.55%			1.59%
Net interest margin			2.95%			2.73%			2.56%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $11.0 million, $12.2 million and $13.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax-equivalent adjustment for tax-exempt investment securities was $2.8 million, $3.3 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	2025 Compared to 2024			2024 Compared to 2023
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$(26,885)	$(72,809)	$(99,694)	$(17,856)	$88,410	$70,554
Investment securities	15,741	(44,416)	(28,675)	(9,302)	18,457	9,155
Other interest earning assets	1,485	(7,160)	(5,675)	(12,021)	(1,578)	(13,599)
Total interest earning assets	(9,659)	(124,385)	(134,044)	(39,179)	105,289	66,110
Interest Expense Attributable to:
Interest bearing demand deposits	46,052	(17,943)	28,109	43,965	22,085	66,050
Savings and money market deposits	(24,171)	(86,139)	(110,310)	13,257	55,663	68,920
Time deposits	(35,732)	(33,304)	(69,036)	(17,957)	38,254	20,297
Total interest bearing deposits	(13,851)	(137,386)	(151,237)	39,265	116,002	155,267
Short-term borrowings	—	—	—	(1,611)	—	(1,611)
FHLB advances	(35,006)	(12,618)	(47,624)	(104,115)	(22,161)	(126,276)
Notes and other borrowings	(7,202)	426	(6,776)	(379)	72	(307)
Total interest expense	(56,059)	(149,578)	(205,637)	(66,840)	93,913	27,073
Increase in tax-equivalent net interest income	$46,400	$25,193	$71,593	$27,661	$11,376	$39,037
Net interest income, calculated on a tax-equivalent basis, was $1.0 billion for the year ended December 31, 2025, compared to $929.8 million for the year ended December 31, 2024, an increase of $71.6 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $134.0 million and $205.6 million, respectively.
The net interest margin, calculated on a tax-equivalent basis, increased to 2.95% for the year ended December 31, 2025, from 2.73% for the year ended December 31, 2024. Both the yield on interest earning assets and the cost of interest bearing liabilities declined during the year, reflecting a lower interest rate environment. However, the decline in the cost of interest bearing liabilities outpaced the decline in the yield on interest earning assets, primarily as a result of balance sheet repositioning, particularly an improved funding mix.
For the year ended December 31, 2025 compared to the year ended December 31, 2024, average NIDDA grew by $844 million while average FHLB advances declined by $914 million. Within interest bearing deposits, there was a shift from generally higher priced time deposits to generally lower priced forms of interest bearing deposits. On the asset side of the balance sheet, average core loans increased to 65.9% of average loans for the year ended December 31, 2025, from 62.8% of average loans for the year ended December 31, 2024, while generally lower-yielding residential loans declined to 30.7% of average loans from 32.6% of average loans for the respective periods.
Further discussion of factors impacting the net interest margin for the year ended December 31, 2025 compared to the year ended December 31, 2024 follows:
•The tax-equivalent yield on loans decreased to 5.48% for the year ended December 31, 2025, from 5.78% for the year ended December 31, 2024. This decrease reflected the impact of declining market rates on the predominantly floating rate commercial portfolio.
•The tax-equivalent yield on investment securities decreased to 5.04% for the year ended December 31, 2025, from 5.53% for the year ended December 31, 2024. This decrease resulted primarily from the reset of coupon rates on variable rate securities.

•The average cost of interest bearing deposits decreased to 3.39% for the year ended December 31, 2025, from 4.10% for the year ended December 31, 2024. This decline reflected actions taken to proactively reduce deposit pricing in response to a lower Federal funds rate and re-pricing of term deposits.
•The average rate paid on FHLB advances decreased to 3.82% for the year ended December 31, 2025, from 4.15% for the year ended December 31, 2024, primarily due to repayment of higher rate short-term advances, partially offset by the maturities of some cash flow hedges.
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
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Amount related to funded portion of loans	$68,351	$58,986	$78,924
Amount related to off-balance sheet credit exposures	(411)	(3,914)	8,683
Total provision for credit losses	$67,940	$55,072	$87,607
The most significant factor impacting the provision for credit losses for the year ended December 31, 2025 was an increase in specific reserves, partially offset by; (i) changes in portfolio composition and borrower financial performance, (ii) improvements in the economic forecast, and (iii) routine modeling and assumption updates.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Deposit service charges and fees	$21,732	$20,226	$20,906
Lease financing	17,739	30,610	45,882
Capital markets income:
Derivative income	18,812	8,834	8,699
Loan syndication fees	7,279	4,775	2,120
Foreign exchange fees	1,311	835	777
Total capital markets income	27,402	14,444	11,596
Other non-interest income	38,766	33,875	8,454
Total non-interest income	$105,639	$99,155	$86,838
The decrease in lease financing revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, was attributable primarily to the continuing decline of the operating lease equipment portfolio. Expense related to the depreciation of operating lease equipment also reflected a declining trend over these comparative periods.

The more significant items included in other non-interest income in the table above typically may include commercial card revenue, lending related fees other than origination fees, BOLI income and securities gains and losses. The increase for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily a result of increase in BOLI income.
Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Employee compensation and benefits	$341,047	$315,604	$280,744
Occupancy and equipment	43,966	45,560	43,345
Deposit insurance expense	27,195	36,143	66,747
Technology	88,332	82,978	79,984
Depreciation of operating lease equipment	16,369	26,127	44,446
Deposit related rebate and commission costs	57,272	56,544	41,907
Other non-interest expense	89,352	79,044	78,778
Total non-interest expense	$663,533	$642,000	$635,951
The increase in compensation relates to investments we are making in people to support future growth of the commercial business, regular merit increases, and increased variable compensation cost, related in part to an increase in the Company's stock price.
The decrease in deposit insurance expense was primarily attributable to a $5.2 million FDIC special assessment incurred during the year ended December 31, 2024. A lower base assessment rate for the year ended December 31, 2025 compared to the year ended December 31, 2024, also contributed to the decline in deposit insurance expense.
The decline in depreciation of operating lease equipment for the year ended December 31, 2025 was primarily attributable to the continued decline in the size of the operating lease equipment portfolio as discussed above.
Other non-interest expense for the year ended December 31, 2025 included $3.8 million of write downs of previously capitalized software.
Income Taxes
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 was $93.4 million, $83.9 million and $58.4 million, respectively. The Company's effective income tax rate was 25.82%, 26.52% and 24.64% for the years ended 2025, 2024 and 2023, respectively.
See Note 9 to the consolidated financial statements for more information about income taxes including a reconciliation of the Company's effective income tax rate to the statutory federal rate.
Analysis of Financial Condition
We have continued to execute on our organic balance sheet transformation strategy, focused on improving both the funding profile and asset mix. For the year ended December 31, 2025, NIDDA grew by $1.5 billion from 27% to 31% of total deposits, and non-brokered deposits grew by $1.8 billion. Wholesale funding, including FHLB advances and brokered deposits, declined by $1.7 billion. For the year ended December 31, 2025 compared to the year ended December 31, 2024, average NIDDA grew by $844 million.
Total loans declined by $24 million for the year ended December 31, 2025. Consistent with our balance sheet strategy, residential, franchise, equipment and municipal finance portfolios declined by $810 million, while core loans grew by $786 million. The core loan portfolio segments comprised 68.2% of total loans at December 31, 2025, up from 64.9% at December 31, 2024, while residential loans declined to 28.8% of total loans at December 31, 2025 from 31.2% at December 31, 2024. The securities portfolio grew by $133 million. The loan-to-deposit ratio was 82.7% at December 31, 2025 compared to 87.2% at December 31, 2024.

Investment Securities
The following table shows the amortized cost and carrying value, which is fair value, of investment securities at the dates indicated (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$275,966	$268,653	$214,796	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,562,702	2,563,027	2,672,554	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	576,295	534,363	557,489	495,753
Private label residential MBS and CMOs	2,683,881	2,490,828	2,491,033	2,238,046
Private label commercial MBS	2,182,983	2,168,110	1,822,881	1,784,029
Single family real estate-backed securities	227,711	225,892	335,047	327,081
Collateralized loan obligations	780,847	780,944	1,131,088	1,132,699
Non-mortgage asset-backed securities	59,942	58,765	96,865	94,454
State and municipal obligations	115,193	109,520	110,388	104,010
SBA securities	59,526	57,815	74,900	72,702
	$9,525,046	$9,257,917	$9,507,041	$9,101,416
Marketable equity securities		5,734		28,828
		$9,263,651		$9,130,244
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, CLOs, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 1.73 years and the estimated weighted average life of the portfolio was 5.1 years as of December 31, 2025. Approximately 69% of the securities portfolio was floating rate at December 31, 2025.
The investment securities AFS portfolio was in a net unrealized loss position of $267.1 million at December 31, 2025, an improvement of $138.5 million compared to a net unrealized loss position of $405.6 million at December 31, 2024. The improvement in unrealized losses is largely due to a declining interest rate environment, and in some cases, tightening spreads. Net unrealized losses at December 31, 2025 included $26.7 million of gross unrealized gains and $293.9 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at December 31, 2025 had an aggregate fair value of $4.4 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.

The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

December 31, 2025	December 31, 2024

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
We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity. At December 31, 2025, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. For additional disclosure related to the fair values of investment securities, see Note 14 to the consolidated financial statements.

The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of December 31, 2025. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	2.04%	4.02%	—%	3.55%
U.S. Government agency and sponsored enterprise residential MBS	4.81%	4.80%	4.67%	4.63%	4.76%
U.S. Government agency and sponsored enterprise commercial MBS	4.51%	3.36%	3.05%	2.13%	3.18%
Private label residential MBS and CMOs	4.13%	4.47%	3.66%	3.85%	4.08%
Private label commercial MBS	4.63%	5.41%	3.42%	3.21%	5.21%
Single family real estate-backed securities	1.36%	4.10%	—%	—%	4.08%
Collateralized loan obligations	5.96%	5.54%	5.58%	—%	5.55%
Non-mortgage asset-backed securities	3.11%	4.51%	2.63%	—%	4.37%
State and municipal obligations	4.29%	4.39%	4.34%	—%	4.34%
SBA securities	5.06%	5.04%	4.95%	4.71%	5.02%
	4.56%	4.88%	4.12%	3.94%	4.60%
Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$6,105,207	25.2%	$5,652,203	23.3%
Construction and land	705,664	2.9%	561,989	2.3%
Owner occupied commercial real estate	2,020,572	8.3%	1,941,004	8.0%
Commercial and industrial	7,008,903	28.8%	7,042,222	28.9%
Mortgage warehouse lending	728,241	3.0%	585,610	2.4%
Total core loans	16,568,587	68.2%	15,783,028	64.9%
Pinnacle - municipal finance	619,374	2.6%	720,661	3.0%
Franchise and equipment finance	102,746	0.4%	213,477	0.9%
Total commercial	17,290,707	71.2%	16,717,166	68.8%

1-4 single family residential	6,091,959	25.1%	6,508,922	26.8%
Government insured residential	891,041	3.7%	1,071,892	4.4%
Total residential	6,983,000	28.8%	7,580,814	31.2%
Total loans	24,273,707	100.0%	24,297,980	100.0%
Allowance for credit losses	(219,825)		(223,153)
Loans, net	$24,053,882		$24,074,827
Commercial loans and leases
Commercial loans include a diverse portfolio of commercial and industrial loans and lines of credit, loans secured by owner-occupied commercial real-estate, income-producing non-owner occupied commercial real estate, construction loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases and franchise and equipment finance loans and leases.

Commercial Real Estate
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

CRE / Total Loans(1)	CRE / Total Risk Based Capital(1)

(1)Call Report data for banks with total assets between $10 billion and $100 billion
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	December 31, 2025
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,426,728	21%	61%	20%	19%	1.70	64.8%
Warehouse/Industrial	1,562,342	23%	47%	7%	46%	1.86	48.2%
Multifamily	943,851	14%	48%	44%	8%	1.91	52.2%
Retail	1,543,815	23%	38%	25%	37%	1.80	58.8%
Hotel	483,267	7%	78%	10%	12%	1.62	46.9%
Construction and Land	705,664	10%	30%	34%	36%	N/A	N/A
Other	145,204	2%	49%	2%	49%	2.96	47.0%
	$6,810,871	100%	48%	22%	30%	1.82	55.3%

	December 31, 2024
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,769,344	28%	57%	23%	20%	1.57	65.2%
Warehouse/Industrial	1,374,738	22%	54%	8%	38%	1.83	47.2%
Multifamily	838,341	13%	51%	49%	—%	2.01	50.1%
Retail	1,098,314	19%	49%	29%	22%	1.73	57.3%
Hotel	482,378	8%	79%	9%	12%	1.84	44.7%
Construction and Land	561,989	9%	36%	47%	17%	N/A	N/A
Other	89,088	1%	74%	11%	15%	1.93	46.9%
	$6,214,192	100%	54%	25%	21%	1.76	55.0%

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
Included in New York tri-state multifamily loans in the tables above is approximately $106 million of rent regulated exposure as of December 31, 2025.
The following table presents information about CRE loans maturing in the next 12 months by property type at December 31, 2025 (dollars in thousands). 17% of the total CRE portfolio, with a weighted average coupon rate of 4.36%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$468,057	33%	$306,981	22%
Warehouse/Industrial	474,056	30%	208,692	13%
Multifamily	226,613	24%	173,487	18%
Retail	337,170	22%	243,466	16%
Hotel	250,134	52%	169,506	35%
Construction and Land	227,640	32%	649	—%
Other	25,886	18%	25,886	18%
	$2,009,556	30%	$1,128,667	17%
The following table presents scheduled contractual maturities of the CRE portfolio by property type at December 31, 2025 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Office	$468,057	$253,853	$325,980	$269,902	$89,723	$19,213	$1,426,728
Warehouse/Industrial	474,056	215,671	298,709	154,502	314,430	104,974	1,562,342
Multifamily	226,613	177,130	281,907	133,426	101,205	23,570	943,851
Retail	337,170	156,771	414,107	126,131	334,921	174,715	1,543,815
Hotel	250,134	29,913	62,727	61,336	57,510	21,647	483,267
Construction and Land	227,640	309,478	31,745	61,112	22,899	52,790	705,664
Other	25,886	18,739	29,278	12,803	8,114	50,384	145,204
	$2,009,556	$1,161,555	$1,444,453	$819,212	$928,802	$447,293	$6,810,871
The office segment totaled $1.4 billion at December 31, 2025, a decline of $343 million for the year. Medical office comprised approximately $307 million or 22% of the total office portfolio.
Non-performing CRE loans, excluding SBA loans, totaled $97 million at December 31, 2025 and included $78 million of office exposure, including $30 million in the construction portfolio. Also see the section entitled "Asset Quality" below.
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

The following table presents the exposure in the C&I portfolio by industry, at December 31, 2025 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,473,975	16.3%
Health Care	799,003	8.8%
Manufacturing	706,200	7.8%
Wholesale Trade	700,386	7.8%
Utilities	695,838	7.7%
Educational Services	657,259	7.3%
Construction	647,469	7.2%
Transport / Warehousing	593,584	6.6%
R/E and Rental & Leasing	527,180	5.8%
Information	441,863	4.9%
Retail Trade	375,610	4.2%
Professional, Scientific, and Technical Services	364,230	4.0%
Other Services	290,346	3.2%
Public Administration	249,204	2.8%
Arts, Entertainment, and Recreation	154,034	1.7%
Administrative and Support and Waste Management	110,892	1.2%
Accommodation and Food Services	105,583	1.2%
Other	136,819	1.5%
	$9,029,475	100.0%

(1)    Includes $2.0 billion of owner occupied real estate.
The following chart presents the geographic distribution of the commercial and industrial portfolio at December 31, 2025:

C&I Geographic Distribution

The following chart presents a further breakdown of the NDFI portfolio at December 31, 2025:

NDFI Portfolio Distribution
NDFI exposure totaled $1.5 billion, or 6% of total loans, at December 31, 2025. The "Other" category in the chart above includes primarily REITs, B2C, private equity funds, insurance and investment services. The substantial majority of the NDFI portfolio is pass rated, with two loans totaling $44 million rated non-pass.
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
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
1-4 single family residential	$6,091,959	$6,508,922
Government insured residential	891,041	1,071,892
	$6,983,000	$7,580,814
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2025, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 5% second homes and 14% investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third parties who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of Buyout Loans totaled $858 million at December 31, 2025.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

December 31, 2025	December 31, 2024
See Note 4 to the consolidated financial statements for information about the geographic distribution of the 1-4 single family residential portfolio.
The following table presents a breakdown of the 1-4 single family residential mortgage portfolio, excluding government insured residential loans, categorized between fixed rate loans and ARMs at the dates indicated (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Fixed rate loans	$3,298,268	54%	$3,557,649	55%
ARM loans	2,793,691	46%	2,951,273	45%
	$6,091,959	100%	$6,508,922	100%
Loan Maturities
The following table sets forth, as of December 31, 2025, the maturity distribution of our loan portfolio by category, excluding government insured residential loans. Commercial loans are presented by contractual maturity, including scheduled payments for amortizing loans but not incorporating estimated prepayments. Contractual maturities of residential loans have been adjusted for an estimated rate of voluntary prepayments, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial:
Non-owner occupied commercial real estate	$2,022,362	$3,737,454	$342,625	$2,766	$6,105,207
Construction and land	287,987	406,024	10,378	1,275	705,664
Owner occupied commercial real estate	120,003	989,828	873,693	37,048	2,020,572
Commercial and industrial	1,801,115	4,809,625	398,137	26	7,008,903
Pinnacle - municipal finance	165,629	289,392	159,304	5,049	619,374
Franchise and equipment finance	39,374	49,235	14,137	—	102,746
Mortgage warehouse lending	727,643	598	—	—	728,241
	5,164,113	10,282,156	1,798,274	46,164	17,290,707
Residential	796,500	2,395,135	2,115,694	784,630	6,091,959
	$5,960,613	$12,677,291	$3,913,968	$830,794	$23,382,666

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2025 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Commercial:
Non-owner occupied commercial real estate	$687,197	$3,395,648	$4,082,845
Construction and land	5,765	411,912	417,677
Owner occupied commercial real estate	1,011,742	888,827	1,900,569
Commercial and industrial	622,326	4,585,462	5,207,788
Pinnacle - municipal finance	453,745	—	453,745
Franchise and equipment finance	12,178	51,194	63,372
Mortgage warehouse lending	—	598	598
	2,792,953	9,333,641	12,126,594
Residential	3,007,809	2,287,650	5,295,459
	$5,800,762	$11,621,291	$17,422,053
Excluded from the tables above are government insured residential loans. Resolution of these loans is generally accomplished through the re-securitization and sale of the loans after they re-perform, either through modification or self-cure, or through pursuit of the applicable guarantee.
Operating lease equipment, net
Operating lease equipment, net totaled $171 million and $224 million at December 31, 2025 and 2024, respectively, consisting primarily of railcars and other transportation equipment. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
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

The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	December 31, 2025			December 31, 2024
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$6,145,173	$16,092,180	93.1%	$5,426,429	$15,333,411	91.7%
Special mention	82,147	175,009	1.0%	58,771	262,387	1.6%
Substandard accruing	474,592	674,368	3.9%	633,614	894,754	5.4%
Substandard non-accruing	108,959	300,903	1.7%	95,378	219,758	1.3%
Doubtful	—	48,247	0.3%	—	6,856	—%
	$6,810,871	$17,290,707	100.0%	$6,214,192	$16,717,166	100.0%
Total criticized classified loans declined by $185 million for the year ended December 31, 2025, while total criticized and classified CRE loans declined by $122 million for the same period.
The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-accrual loans are discussed further in the section entitled "Non-performing Assets" below.

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$26,817	5.5%	$—	—%
Office	26,754	1.9%	58,771	3.3%
Industrial	12,154	0.8%	—	—%
Construction and land	16,422	2.3%	—	—%
	82,147	1.2%	58,771	0.9%
Owner occupied commercial real estate	12,400	0.6%	7,530	0.4%
Commercial and industrial	80,462	1.1%	196,086	2.8%
	$175,009		$262,387

Substandard accruing:
CRE
Hotel	$64,530	13.4%	$20,442	4.2%
Retail	88,624	5.7%	101,340	9.2%
Multi-family	101,829	10.8%	129,397	15.4%
Office	162,355	11.4%	235,967	13.3%
Industrial	28,263	1.8%	47,422	3.4%
Construction and land	28,905	4.1%	96,374	17.1%
Other	86	0.1%	2,672	3.0%
	$474,592	7.0%	$633,614	10.2%
Owner occupied commercial real estate	72,728	3.6%	95,775	4.9%
Commercial and industrial	112,883	1.6%	142,679	2.0%
Franchise and equipment finance	14,165	13.8%	22,686	10.6%
	$674,368		$894,754

The following graphs present trends in criticized and classified loans by segment over the periods indicated (in millions):

Special Mention(1)(2)	Substandard Accruing(1)(2)

Substandard Non-Accruing and Doubtful(1)(2)	Total Criticized and Classified(1)(2)

(1)Excludes SBA
(2)Commercial includes C&I, and franchise and equipment finance.

The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

December 31, 2025	December 31, 2024

$3
$14
$138
$17
$47
$101
$340
$128
Multifamily
Hotel
Industrial/
Warehouse
Retail
Office
Construction
& Land (1)
Other
SBA

(1)Includes $58 million and $85 million of office exposure at December 31, 2025 and 2024, respectively.
The following graphs present delinquency trends by segment over the periods indicated (in millions):

Commercial Real Estate	Commercial and Industrial(1)

(1)Includes owner occupied real estate.
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

The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at December 31, 2025:

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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	December 31, 2025	December 31, 2024
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$67,348	$54,169
Construction and land	29,662	31,758
Owner occupied commercial real estate	23,706	3,803
Commercial and industrial	187,068	92,475
Franchise and equipment finance	2,516	6,010
Guaranteed portion of SBA	37,926	34,328
Non-guaranteed portion of SBA	1,516	4,071
Total commercial loans	349,742	226,614
Residential	22,876	23,500
Total non-accrual loans	372,618	250,114
Loans past due 90 days and still accruing	—	593
Total non-performing loans	372,618	250,707
OREO and other non-performing assets	4,829	5,482
Total non-performing assets	$377,447	$256,189

Non-performing loans to total loans	1.54%	1.03%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	1.38%	0.89%
Non-performing assets to total assets	1.08%	0.73%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.97%	0.63%
ACL to total loans	0.91%	0.92%
Commercial ACL to commercial loans (1)	1.30%	1.37%
ACL to non-performing loans	58.99%	89.01%
Net charge-offs to average loans	0.30%	0.16%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
Contractually delinquent government insured residential loans are typically Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $159 million and $226 million at December 31, 2025 and 2024, respectively.
The year-over-year decline in the ratio of the ACL to non-performing loans is related to non-performing loans that have no or relatively low related ACL due to the adequacy of estimated collateral value to cover the remaining outstanding balance, which is in some cases net of partial charge-offs recognized.
The following charts present non-performing CRE loans by property type at the dates indicated (in millions):

December 31, 2025	December 31, 2024
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
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the complexity of the ACL estimate, the level of management judgment required and inherent uncertainty with respect to future developments in the external environment, it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, including but not limited to unanticipated changes in interest rates or inflationary pressures, changes in our economic forecast, loan portfolio composition, commercial and residential real estate market dynamics and other circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At December 31, 2025 and 2024, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
See Note 1 to the consolidated financial statements for more detailed information about our ACL methodology and related accounting policies.
The following table provides an analysis of the ACL, the provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2022	$24,751	$97,190	$173	$14,091	$11,741	$147,946
Impact of adoption of ASU 2022-02	—	(1,671)	—	(6)	(117)	(1,794)
Balance at January 1, 2023	24,751	95,519	173	14,085	11,624	146,152
Provision for credit losses	17,192	62,053	70	3,394	(3,785)	78,924
Charge-offs	(1,228)	(26,539)	—	(7,247)	—	(35,014)
Recoveries	623	11,372	—	623	9	12,627
Balance at December 31, 2023	41,338	142,405	243	10,855	7,848	202,689
Provision for credit losses	34,946	23,455	(127)	(3,806)	4,518	58,986
Charge-offs	(6,202)	(47,912)	—	(5,710)	(126)	(59,950)
Recoveries	376	20,006	—	1,042	4	21,428
Balance at December 31, 2024	70,458	137,954	116	2,381	12,244	223,153
Provision for credit losses	6,389	64,474	(10)	(2,233)	(269)	68,351
Charge-offs	(18,532)	(62,270)	—	—	(208)	(81,010)
Recoveries	29	8,479	—	812	11	9,331
Balance at December 31, 2025	$58,344	$148,637	$106	$960	$11,778	$219,825

Net Charge-offs to Average Loans
Year Ended December 31, 2023	0.01%	0.18%	—%	1.53%	—%	0.09%
Year Ended December 31, 2024	0.10%	0.31%	—%	1.53%	—%	0.16%
Year Ended December 31, 2025	0.29%	0.62%	—%	(0.54)%	—%	0.30%
The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	December 31, 2025		December 31, 2024
	Total	%(1)	Total	%(1)
CRE	$58,344	28.1%	$70,458	25.6%
C&I	148,637	37.1%	137,954	36.9%
Pinnacle - municipal finance	106	2.6%	116	3.0%
Franchise and equipment finance	960	0.4%	2,381	0.9%
Total Commercial	208,047		210,909
Residential and MWL	11,778	31.8%	12,244	33.6%
	$219,825	100.0%	$223,153	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	December 31, 2025	December 31, 2024
Commercial:
CRE	0.86%	1.13%
C&I	1.65%	1.54%
Franchise and equipment finance	0.93%	1.12%
Total commercial	1.30%	1.37%
Pinnacle - municipal finance	0.02%	0.02%
Residential and MWL	0.15%	0.15%
	0.91%	0.92%

ACL to non-performing loans	58.99%	89.01%
ACL to CRE office loans	2.03%	2.30%
Changes in the ACL during the year ended December 31, 2025, are depicted in the chart below (dollars in millions):
Changes in the ACL during the year ended December 31, 2025
As depicted in the chart above, the most significant factors impacting the ACL for the year ended December 31, 2025, were increases in specific reserves, partially offset by net charge-offs. The ACL was also impacted although to a lesser extent, by an increases in certain qualitative factors and risk rating migration and decreases related to (i) improvement in the economic forecast, (ii) changes in portfolio composition and borrower financial performance and (iii) routine modeling and assumption changes.
At December 31, 2025, the ratio of the ACL to loans was 0.91%, compared to 0.92% at December 31, 2024. The commercial ACL ratio, inclusive of C&I, CRE, and franchise and equipment finance was 1.30% at December 31, 2025 compared to 1.37% at December 31, 2024. The ACL to loans ratio for CRE office loans was 2.03% at December 31, 2025 compared to 2.30% at December 31, 2024. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment decreased by $12.1 million during the year ended December 31, 2025, from 1.13% to 0.86% of loans, primarily a result of net charge-offs, partially offset by an increase in qualitative overlays related to the office sub-segment and New York rent regulated multi-family loans.

•The ACL for the commercial and industrial sub-segment increased by $10.7 million during the year ended December 31, 2025, from 1.54% to 1.65% of loans. The increase was primarily a result of increases in specific reserves, offset by net charge-offs and improvement in current economic conditions and the economic forecast.
The quantitative estimate of the ACL at December 31, 2025, was informed by forecasted economic scenarios published in December 2025, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at December 31, 2025, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario used in estimating the quantitative portion of the ACL at December 31, 2025, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.8% and
•Annualized growth in national GDP averaging 2.1%.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
A breakdown of deposits at the dates indicated is shown below:

December 31, 2025	December 31, 2024
The Company has a diverse deposit book by industry sector. At December 31, 2025, our largest industry vertical was title insurance, with approximately $4.4 billion in total deposits. Deposits in the HOA vertical totaled $2.3 billion at December 31, 2025. Approximately 69% of our total deposits were commercial or municipal deposits at December 31, 2025.
Brokered deposits totaled $4.9 billion and $5.2 billion at December 31, 2025 and 2024, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive. We are strategically focused on reducing the level of brokered deposits in the future.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

Quarterly average cost of deposits	2.18%	2.72%	2.96%
Non-interest bearing as a % of total deposits	31.0%	27.3%	25.8%
Spot average APY of total deposits	2.1%	2.6%	3.2%
Non-interest bearing demand deposits grew by 20%, or $1.5 billion during the year ended December 31, 2025. Total deposits grew by $1.5 billion and non-brokered deposits grew by $1.8 billion during the year ended December 31, 2025.
The following table presents information about the Company's insured and collateralized deposits as of December 31, 2025 (dollars in thousands):

Total deposits	$29,352,905

Estimated amount of uninsured deposits	$15,393,835
Less: collateralized deposits	(3,076,388)
Less: affiliate deposits	(258,425)
Adjusted uninsured deposits	$12,059,022
Estimated insured and collateralized deposits	$17,293,883

Insured and collateralized deposits to total deposits	59%
The estimated amount of uninsured deposits at December 31, 2025 and 2024, was $15.4 billion and $13.7 billion, respectively. Collateralized and affiliate deposits are included in these amounts. Time deposit accounts with balances of $250,000 or more totaled $774 million and $779 million at December 31, 2025 and 2024, respectively. The following table shows scheduled maturities of estimated uninsured time deposits as of December 31, 2025 (in thousands):

Three months or less	$303,242
Over three through six months	362,129
Over six through twelve months	63,659
Over twelve months	4,637
$733,667
For additional information about Deposits, see Note 6 to the consolidated financial statements.

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of December 31, 2025 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2026 - One month or less	$1,475,000	3.81%
2026 - Over one month	80,000	3.81%
Total contractual balance outstanding	$1,555,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of December 31, 2025 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2026	$1,430,000	3.50%
Thereafter	25,000	2.50%
	$1,455,000	3.48%
See Note 10 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$—	$388,479
Unamortized discount and debt issuance costs	—	(802)
	—	387,677
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,143)	(3,753)
	296,857	296,247
Total notes	296,857	683,924
Finance leases	22,883	24,629
Notes and other borrowings	$319,740	$708,553
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
The following chart presents the components of same day available liquidity at December 31, 2025 and 2024 (in millions):

Same Day Available Liquidity

The increase in same day available liquidity as compared to December 31, 2024 reflected the decline in outstanding FHLB advances, increasing FHLB capacity. At December 31, 2025, the ratio of estimated insured and collateralized deposits to total deposits was 59% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 138%. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured.
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

The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	December 31, 2025	Policy Limit
Wholesale funding/total assets	20.0%	<37.5%

	December 31, 2025	Operating Threshold
Available operational liquidity/volatile liabilities	2.77x	≥1.30x
Liquidity stress test coverage ratio	2.31x	≥1.50x
One year liquidity ratio	3.47x	≥1.00x
Loan to deposit ratio	82.7%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	11.2%	≤15%
Available on-balance sheet liquidity	8.2%	≥5%
Available liquidity to uninsured/non-collateralized deposits	138%	≥100%
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
The following table presents the Company's material contractual cash requirements for the following 12 months, as of December 31, 2025 (in thousands):

Term deposits(1)	$3,915,490
FHLB advances(1)	1,558,138
Notes and other borrowings(1)	18,577
Operating lease obligations	17,172
$5,509,377

(1)Includes interest to be paid on the outstanding contractual obligations.
The majority of term deposits and FHLB advances are expected to roll over into new instruments; this amount therefore does not represent future anticipated cash requirements. Additionally, as discussed in Note 15 to the consolidated financial statements, the Bank had $145 million in outstanding commitments to fund loans and $5.2 billion in unfunded commitments under existing lines of credit at December 31, 2025. Many of these commitments are expected to expire without being fully funded and, therefore, also do not necessarily represent future cash requirements.
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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at December 31, 2025 - increase (decrease)
In year 1	(4.7)%	(1.9)%	1.9%	3.4%
In year 2	(8.8)%	(3.8)%	3.3%	6.2%
Model Results at December 31, 2024 - increase (decrease)
In year 1	(4.2)%	(1.7)%	1.5%	2.7%
In year 2	(3.4)%	(1.2)%	0.6%	1.0%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at December 31, 2025 - increase (decrease):	7.1%	5.3%	(3.5)%	(7.8)%
Model Results at December 31, 2024 - increase (decrease):	16.9%	10.0%	(7.1)%	(14.8)%
All of the modeled results at December 31, 2025 are within ALM policy limits.

The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at December 31, 2025 were:
•Prepayment speeds for loans, with CPRs ranging from 5.6% to 12.03% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 5.24% to 13.5% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 10.8% and 16.4%, depending on the magnitude of the modeled rate shock; and
•Overall non-maturity interest bearing deposit beta of 80%.
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
The following tables provide information about the Company's derivatives designated as cash flow hedges as of December 31, 2025 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$1,455,000	3.48%	Daily SOFR	0.6
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	2,100,000	Term SOFR	3.79%	0.9
Forward starting pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	1,000,000	Term SOFR	3.09%	2.7
Interest rate collar, indexed to 1-month SOFR	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	0.7
		$4,680,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Cash flows hedges maturing in:
First quarter 2026	$—	—%	$750,000	3.75%
Second quarter 2026	50,000	3.65%	250,000	3.06%
Third quarter 2026	1,125,000	3.68%	230,000	3.32%
Fourth quarter 2026	750,000	3.96%	200,000	3.33%
2027	300,000	3.76%	—	—%
2028	1,000,000	3.09%	—	—%
Thereafter	—	—%	25,000	2.50%
	$3,225,000		$1,455,000
The short duration of our AFS investment portfolio (1.72 at December 31, 2025) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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
PPNR is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses and the ability of the Company to generate earnings sufficient to cover estimated credit losses. This measure also provides a meaningful basis for comparison to other financial institutions since it is commonly employed and is a measure frequently cited by investors and analysts.
The following tables reconcile the non-GAAP financial measurement to the comparable GAAP financial measurements at the dates and for the periods indicated (in thousands except share and per share data):

	December 31, 2025	December 31, 2024
Total stockholders’ equity	$3,053,829	$2,814,318
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,976,192	$2,736,681

Common shares issued and outstanding	74,138,066	74,748,370

Book value per common share	$41.19	$37.65

Tangible book value per common share	$40.14	$36.61

	Years Ended
	December 31, 2025	December 31, 2024
Income before income taxes	$361,746	$316,349
Provision for credit losses	67,940	55,072
PPNR	$429,686	$371,421

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BankUnited, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Given the complex nature of estimating the ACL, performing audit procedures to evaluate whether the ACL was appropriately recorded as of December 31, 2025 required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to test the ACL for the loan portfolio included the following, among others:
•We tested the effectiveness of controls over the ACL including management’s controls over data transfers into and out of the models, final quantitative model results, and application of any adjustments.
•We tested the completeness and accuracy of the data used in the models and engaged specialists to perform a sensitivity analysis over certain changes within the models.
•We evaluated the reasonableness of the qualitative adjustments within the ACL estimate.
•We evaluated a sample of non-pass loans by assessing the factors utilized during the Company’s assessment of the reserves associated with the loans, assessed the appropriateness of risk ratings, and evaluated the financial performance of the borrowers as well as the associated collateral, and the timeliness of the associated ACL.

/s/ Deloitte & Touche LLP

Miami, Florida
February 26, 2026
We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BankUnited, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BankUnited Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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

/s/Deloitte & Touche LLP
Miami, Florida
February 26, 2026

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks:
Non-interest bearing	$11,511	$12,078
Interest bearing	206,273	479,038
Cash and cash equivalents	217,784	491,116
Investment securities	9,263,651	9,130,244
Non-marketable equity securities	140,684	206,297
Loans	24,273,707	24,297,980
Allowance for credit losses	(219,825)	(223,153)
Loans, net	24,053,882	24,074,827
Bank owned life insurance	305,313	284,570
Operating lease equipment, net	171,371	223,844
Goodwill	77,637	77,637
Other assets	809,129	753,207
Total assets	$35,039,451	$35,241,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$9,109,984	$7,616,182
Interest bearing	6,189,534	4,892,814
Savings and money market	10,164,703	11,055,418
Time	3,888,684	4,301,289
Total deposits	29,352,905	27,865,703
FHLB advances	1,555,000	2,930,000
Notes and other borrowings	319,740	708,553
Other liabilities	757,977	923,168
Total liabilities	31,985,622	32,427,424

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 74,138,066 and 74,748,370 shares issued and outstanding	741	747
Paid-in capital	271,695	301,672
Retained earnings	2,970,988	2,796,440
Accumulated other comprehensive loss	(189,595)	(284,541)
Total stockholders' equity	3,053,829	2,814,318
Total liabilities and stockholders' equity	$35,039,451	$35,241,742

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest income:
Loans	$1,291,403	$1,389,897	$1,318,217
Investment securities	469,512	497,666	488,212
Other	31,878	37,553	51,152
Total interest income	1,792,793	1,925,116	1,857,581
Interest expense:
Deposits	664,335	815,572	660,305
Borrowings	140,878	195,278	323,472
Total interest expense	805,213	1,010,850	983,777
Net interest income before provision for credit losses	987,580	914,266	873,804
Provision for credit losses	67,940	55,072	87,607
Net interest income after provision for credit losses	919,640	859,194	786,197
Non-interest income:
Deposit service charges and fees	21,732	20,226	20,906
Lease financing	17,739	30,610	45,882
Capital markets income	27,402	14,444	11,596
Other non-interest income	38,766	33,875	8,454
Total non-interest income	105,639	99,155	86,838
Non-interest expense:
Employee compensation and benefits	341,047	315,604	280,744
Occupancy and equipment	43,966	45,560	43,345
Deposit insurance expense	27,195	36,143	66,747
Technology	88,332	82,978	79,984
Depreciation of operating lease equipment	16,369	26,127	44,446
Other non-interest expense	146,624	135,588	120,685
Total non-interest expense	663,533	642,000	635,951
Income before income taxes	361,746	316,349	237,084
Provision for income taxes	93,393	83,882	58,413
Net income	$268,353	$232,467	$178,671
Earnings per common share, basic	$3.55	$3.10	$2.39
Earnings per common share, diluted	$3.53	$3.08	$2.38

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$268,353	$232,467	$178,671
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	105,141	96,380	104,508
Reclassification adjustment for net gains realized in income	(2,653)	(795)	(1,343)
Net change in unrealized gains (losses) on securities available for sale	102,488	95,585	103,165
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains arising during the period	4,232	23,453	25,966
Reclassification adjustment for net gains realized in income	(11,774)	(46,158)	(48,647)
Net change in unrealized gains (losses) on derivative instruments	(7,542)	(22,705)	(22,681)
Other comprehensive income	94,946	72,880	80,484
Comprehensive income	$363,299	$305,347	$259,155

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$268,353	$232,467	$178,671
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(19,850)	(15,752)	(13,309)
Provision for credit losses	67,940	55,072	87,607
Share based compensation	20,470	21,573	19,628
Depreciation and amortization	51,017	60,112	74,060
Deferred income taxes	(5,359)	(43,927)	(46,832)
Proceeds from sale of loans held for sale, net	124,555	130,979	317,663
Daily cash settlement of derivative instruments, net	(18,778)	(25,257)	(74,477)
Other:
(Increase) decrease in other assets	(108,052)	7,304	24,399
(Decrease) increase in other liabilities	(21,682)	11,209	90,086
Net cash provided by operating activities	358,614	433,780	657,496

Cash flows from investing activities:
Purchases of investment securities	(3,745,053)	(2,416,708)	(405,480)
Proceeds from repayments and calls of investment securities	2,312,762	1,951,954	1,036,517
Proceeds from sale of investment securities	1,343,073	435,003	371,777
Purchases of non-marketable equity securities	(350,312)	(330,600)	(544,887)
Proceeds from redemption of non-marketable equity securities	415,925	434,387	528,975
Purchases of loans	(326,236)	(366,197)	(493,291)
Loan originations and repayments, net	84,368	431,792	377,863
Proceeds from sale of loans	89,960	119,000	38,765
Proceeds from surrender of BOLI	—	55,410	—
Disposition of operating lease equipment	22,856	148,313	100,328
Other investing activities	(61,770)	(52,640)	(29,993)
Net cash provided by (used in) investing activities	(214,427)	409,714	980,574
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Net increase in deposits	1,487,202	1,327,225	(970,856)
Net decrease in federal funds purchased	—	—	(190,000)
Additions to FHLB borrowings	230,000	875,000	3,425,000
Repayments of FHLB borrowings	(1,605,000)	(3,060,000)	(3,730,000)
Redemption of senior notes	(388,479)	—	—
Dividends paid	(91,903)	(85,513)	(79,091)
Repurchase of common stock	(44,805)	—	(55,154)
Other financing activities	(4,534)	2,627	(22,333)
Net cash used in financing activities	(417,519)	(940,661)	(1,622,434)
Net increase (decrease) in cash and cash equivalents	(273,332)	(97,167)	15,636
Cash and cash equivalents, beginning of period	491,116	588,283	572,647
Cash and cash equivalents, end of period	$217,784	$491,116	$588,283

Supplemental disclosure of cash flow information:
Interest paid	$831,903	$1,031,997	$950,476
Income taxes paid, net	$147,755	$101,773	$48,782

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$213,743	$250,338	$361,382
Transfers from operating lease equipment to equipment held for sale	$15,503	$—	$20,699
Dividends declared, not paid	$24,078	$22,176	$20,706
Unsettled securities trades, net	$—	$100,038	$—
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$20,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	75,674,587	$757	$321,729	$2,551,400	$(437,905)	$2,435,981
Impact of adoption of ASU 2022-02	—	—	—	1,336	—	1,336
Balance at January 1, 2023	75,674,587	757	321,729	2,552,736	(437,905)	2,437,317
Comprehensive income	—	—	—	178,671	80,484	259,155
Dividends ($1.08 per common share)	—	—	—	(80,451)	—	(80,451)
Equity based compensation, net of shares forfeited and surrendered	332,163	3	17,051	—	—	17,054
Repurchase of common stock	(1,634,245)	(16)	(55,138)	—	—	(55,154)
Balance at December 31, 2023	74,372,505	744	283,642	2,650,956	(357,421)	2,577,921
Comprehensive income	—	—	—	232,467	72,880	305,347
Dividends ($1.16 per common share)	—	—	—	(86,983)	—	(86,983)
Equity based compensation, net of shares forfeited and surrendered	375,865	3	18,030	—	—	18,033
Balance at December 31, 2024	74,748,370	747	301,672	2,796,440	(284,541)	2,814,318
Comprehensive income	—	—	—	268,353	94,946	363,299
Dividends ($1.24 per common share)	—	—	—	(93,805)	—	(93,805)
Equity based compensation, net of shares forfeited and surrendered	473,596	5	14,817	—	—	14,822
Repurchase of common stock	(1,083,900)	(11)	(44,794)	—	—	(44,805)
Balance at December 31, 2025	74,138,066	$741	$271,695	$2,970,988	$(189,595)	$3,053,829

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of commercial lending and both commercial and consumer deposit services through banking centers located in the state of Florida, the New York metropolitan area and Dallas. The Bank offers a full suite of commercial lending and deposit products through regional commercial banking offices in Atlanta, Charlotte and Morristown, New Jersey, and certain commercial lending and deposit products through national platforms.
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
December 31, 2025

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
Loans Held for Sale
Loans originated or purchased with the intent to sell are carried at the lower of cost or fair value. A valuation allowance is established through a charge to earnings if the aggregate fair value of such loans is lower than their cost. Gains or losses recognized upon sale are determined on a specific identification basis.
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
December 31, 2025

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
Sales-type and Direct Financing Leases
Sales-type and direct financing leases are carried at the aggregate of lease payments receivable, initial direct costs and estimated residual value of the leased property, if applicable, less unearned income. Interest income is recognized over the term of the leases to achieve a constant periodic rate of return on the outstanding investment.
ACL
AFS Debt Securities
The Company reviews its AFS debt securities for credit loss impairment at the individual security level on a quarterly basis. A security is impaired if its fair value is less than its amortized cost basis. A decline in fair value below amortized cost basis represents a credit loss impairment to the extent the Company does not expect to recover the amortized cost basis of the security. Impairment related to credit losses is recorded through the ACL to the extent fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through the ACL are recorded through other comprehensive income, net of tax.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
The length of the reasonable and supportable forecast period is evaluated at each reporting period and adjusted if deemed necessary. Currently, the Company uses a 2-year reasonable and supportable forecast period in estimating the ACL. After the reasonable and supportable forecast period, the models effectively revert to long-term mean losses on a straight-line basis over 12 months. ACL estimates incorporate a probability weighted blend of macroeconomic scenarios, with weights determined by an evaluation of each scenario’s key assumptions, the projected paths of principal economic variables, such as real GDP growth and the unemployment rate, and other relevant market indicators and consensus forecasts. The models ingest numerous national, regional and MSA level variables and data points.
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
For certain less material portfolios including loans and leases to state and local government entities originated by Pinnacle, small balance commercial loans and consumer loans, the WARM method is used to estimate expected credit losses. Loss rates are applied to the exposure at default, after factoring in amortization and expected prepayments. For the Pinnacle portfolio,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

historical loss information is based on municipal historical default and recovery data, segmented by credit rating. For small balance commercial loans, historical loss information is based on the Company's historical loss experience over a ten year period. For consumer loans, historical loss information is based on peer data; this portfolio subsegment is not significant. All loss estimates are conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast. Expected credit losses for the funded portion of mortgage warehouse lines of credit are estimated based primarily on the Company's historical loss experience, conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast. Generally, given the nature of these loans, losses would be expected to manifest within a very short time period after origination.
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
Off-balance sheet credit exposures
Expected credit losses related to off-balance sheet credit exposures are estimated over the contractual period for which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Expected credit losses are estimated using essentially the same methodologies employed to estimate expected credit losses on the amortized cost basis of loans, taking into consideration the likelihood and amount of additional amounts expected to be funded over the terms of the commitments. The liability for credit losses on off-balance sheet credit exposures is presented within "other liabilities" on the consolidated balance sheets, distinct from the ACL. Adjustments to the liability are included in the provision for credit losses.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
A review for impairment of equipment under operating lease is performed annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the measure of impairment is the amount by which the carrying amount exceeds the fair value of the asset.
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
December 31, 2025

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
•buildings and improvements - 10 years;
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
December 31, 2025

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
Equity Based Compensation
The Company periodically grants unvested or restricted shares of common stock and other share-based awards to key employees. For equity-classified awards, compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period for each award. Liability-classified awards are remeasured each reporting period at fair value until the award is settled, and compensation cost is recognized in earnings on a straight-line basis over the requisite service period for each award, adjusted for changes in fair value each reporting period. Compensation cost related to awards that embody performance conditions is recognized when it is probable that the performance conditions will be achieved. The number of awards expected to vest is estimated in determining the amount of compensation cost to be recognized related to share-based payments.
The fair value of unvested shares is generally based on the closing market price of the Company's common stock at the date of grant. Market conditions embedded in awards are reflected in the grant-date fair value of the awards.
Capital Markets Income
Capital markets income is comprised of revenues arising from derivative contracts not designated as hedging instruments, loan syndication fees and foreign exchange spot revenue. Income from derivative contracts not designated as hedging instruments is recognized in accordance with the Company's policy stated below. Loan syndication fees are earned and recognized at the point in time the syndication is completed. Foreign exchange spot revenue is recognized in earnings on the trade date.

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Revenue From Contracts with Customers
Revenue from contracts with customers within the scope of Topic 606 "Revenue from Contracts with Customers", is recognized in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services as the related performance obligations are satisfied. The majority of our revenues, including revenues from loans, leases, investment securities, derivative instruments and letters of credit and from transfers and servicing of financial assets, are excluded from the scope of Topic 606. Deposit service charges and fees and loan syndication fees, included in "capital markets income" on the consolidated statements of income, are the most significant categories of revenue within the scope of the standard.
•Deposit service charges and fees consist primarily of monthly maintenance fees and other transaction based fees. Revenue is recognized when our performance obligations are complete, generally monthly for account maintenance fees or when a transaction, such as a wire transfer, is completed. Payment is typically received at the time the performance obligation is satisfied.
•Loan syndication fees are earned from arranging, structuring, and syndicating loans for our commercial borrowers. Revenue from such syndications is recognized at the point in time when the syndication is completed. Payment is typically received at the time the performance obligation is satisfied Loans syndications fees was not material for the years ended December 31, 2025, 2024 and 2023, respectively.
The aggregate amount of revenue that is within the scope of Topic 606 from sources other than deposit service charges and fees and loan syndication fees is not significant.
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
December 31, 2025

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
New Accounting Pronouncements Adopted in 2025
ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional disclosures, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions among others. The Company adopted this ASU for the year ended December 31, 2025 on a retrospective basis. The adoption of this ASU did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Adoption resulted in additional disclosures included in Note 9.
Accounting Pronouncements Not Yet Adopted
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
ASU 2025‑08 – Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The ASU amends the accounting for certain acquired loans by expanding the CECL gross‑up approach—previously applicable only to PCD loans—to a newly defined class of purchased seasoned loans ("PSL"). PSLs generally include non‑PCD loans acquired in a business combination or those meeting defined seasoning criteria. Under the amended guidance, the Company will recognize the initial allowance for credit losses on PSLs as an adjustment to the loan's amortized cost basis rather than recording a Day 1 provision expense. The ASU is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and will be applied prospectively; early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Years Ended December 31,
c	2025	2024	2023
Basic earnings per common share:
Numerator:
Net income	$268,353	$232,467	$178,671
Distributed and undistributed earnings allocated to participating securities	(5,697)	(4,113)	(3,565)
Income allocated to common stockholders for basic earnings per common share	$262,656	$228,354	$175,106
Denominator:
Weighted average common shares outstanding	75,039,662	74,694,303	74,493,898
Less average unvested stock awards	(1,115,829)	(1,098,045)	(1,168,004)
Weighted average shares for basic earnings per common share	73,923,833	73,596,258	73,325,894
Basic earnings per common share	$3.55	$3.10	$2.39
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$262,656	$228,354	$175,106
Adjustment for earnings reallocated from participating securities	(648)	(402)	(275)
Income used in calculating diluted earnings per common share	$262,008	$227,952	$174,831
Denominator:
Weighted average shares for basic earnings per common share	73,923,833	73,596,258	73,325,894
Dilutive effect of certain share-based awards	380,640	382,043	197,441
Weighted average shares for diluted earnings per common share	74,304,473	73,978,301	73,523,335
Diluted earnings per common share	$3.53	$3.08	$2.38
Potentially dilutive unvested shares totaling 1,724,392, 1,690,743, and 1,738,534 were outstanding at December 31, 2025, 2024 and 2023, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 3    Investment Securities
Investment securities include investment securities available for sale and marketable equity securities. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$275,966	$530	$(7,843)	$268,653
U.S. Government agency and sponsored enterprise residential MBS	2,562,702	16,003	(15,678)	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	576,295	975	(42,907)	534,363
Private label residential MBS and CMOs	2,683,881	2,505	(195,558)	2,490,828
Private label commercial MBS	2,182,983	5,018	(19,891)	2,168,110
Single family real estate-backed securities	227,711	158	(1,977)	225,892
Collateralized loan obligations	780,847	1,315	(1,218)	780,944
Non-mortgage asset-backed securities	59,942	—	(1,177)	58,765
State and municipal obligations	115,193	192	(5,865)	109,520
SBA securities	59,526	26	(1,737)	57,815
	$9,525,046	$26,722	$(293,851)	$9,257,917
Marketable equity securities				5,734
				$9,263,651

	December 31, 2024
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$214,796	$165	$(12,009)	$202,952
U.S. Government agency and sponsored enterprise residential MBS	2,672,554	3,607	(26,471)	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	557,489	156	(61,892)	495,753
Private label residential MBS and CMOs	2,491,033	506	(253,493)	2,238,046
Private label commercial MBS	1,822,881	1,836	(40,688)	1,784,029
Single family real estate-backed securities	335,047	108	(8,074)	327,081
Collateralized loan obligations	1,131,088	1,804	(193)	1,132,699
Non-mortgage asset-backed securities	96,865	144	(2,555)	94,454
State and municipal obligations	110,388	13	(6,391)	104,010
SBA securities	74,900	37	(2,235)	72,702
	$9,507,041	$8,376	$(414,001)	$9,101,416
Marketable equity securities				28,828
				$9,130,244
Accrued interest receivable on investments totaled $30 million and $36 million at December 31, 2025 and 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

At December 31, 2025, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$858,912	$843,544
Due after one year through five years	5,456,406	5,378,706
Due after five years through ten years	2,225,493	2,131,665
Due after ten years	984,235	904,002
	$9,525,046	$9,257,917
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FHLB and FRB totaled $8.0 billion and $7.9 billion at December 31, 2025 and 2024, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Gross realized gains on investment securities AFS	$3,972	$1,277	$1,862
Gross realized losses on investment securities AFS	(387)	(203)	(47)
Net realized gain	3,585	1,074	1,815

Net gain (loss) on marketable equity securities recognized in earnings	(588)	1,053	(11,867)

Gain (loss) on investment securities, net	$2,997	$2,127	$(10,052)
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$125,467	$(825)	$97,812	$(7,018)	$223,279	$(7,843)
U.S. Government agency and sponsored enterprise residential MBS	128,974	(471)	637,536	(15,207)	766,510	(15,678)
U.S. Government agency and sponsored enterprise commercial MBS	36,046	(140)	384,952	(42,767)	420,998	(42,907)
Private label residential MBS and CMOs	83,348	(101)	1,897,018	(195,457)	1,980,366	(195,558)
Private label commercial MBS	134,630	(134)	424,672	(19,757)	559,302	(19,891)
Single family real estate-backed securities	—	—	151,818	(1,977)	151,818	(1,977)
Collateralized loan obligations	37,511	(305)	60,791	(913)	98,302	(1,218)
Non-mortgage asset-backed securities	44,173	(298)	14,592	(879)	58,765	(1,177)
State and municipal obligations	12,125	(189)	47,255	(5,676)	59,380	(5,865)
SBA securities	—	—	54,222	(1,737)	54,222	(1,737)
	$602,274	$(2,463)	$3,770,668	$(291,388)	$4,372,942	$(293,851)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the years ended December 31, 2025, 2024 and 2023. At December 31, 2025, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At December 31, 2025, 352 securities available for sale were in unrealized loss positions. The amount of unrealized losses related to 107 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.9 million and no further analysis with respect to these securities was considered necessary. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at December 31, 2025, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $267.1 million at December 31, 2025, compared to $405.6 million at December 31, 2024, improving by $138.5 million during the year ended December 31, 2025, largely due to a declining interest rate environment. While the majority of securities in the portfolio were floating rate at December 31, 2025, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At December 31, 2025, 11 U.S. treasury, 51 U.S. Government agency and sponsored enterprise residential MBS, 20 U.S. Government agency and sponsored enterprise commercial MBS and 16 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Private Label Securities
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at December 31, 2025. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at December 31, 2025, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At December 31, 2025, 109 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our December 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 2.3% compared to weighted average credit support of 18.4%. As of December 31, 2025, 96% of impaired securities in this category, based on carrying value, were externally rated AAA and 4% were rated AA.
Private label commercial MBS
At December 31, 2025, 20 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our December 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 6.8% compared to weighted average credit support of 46.2%. As of December 31, 2025, 91% of impaired securities in this category, based on carrying value, were externally rated AAA, 7% were rated AA and 2% were rated A. There was no single-asset, single-borrower exposure.
Single family real estate-backed securities
At December 31, 2025, five single family real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our December 31, 2025 analysis projected weighted average collateral losses for this category of 6.6% compared to weighted average credit support of 60.1%. As of December 31, 2025, 55% of impaired securities in this category, based on carrying value, were externally rated AAA and 45% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Collateralized loan obligations
At December 31, 2025, five collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at December 31, 2025. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. The high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our December 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 16.7% compared to weighted average credit support of 34.3%. As of December 31, 2025, 25% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 75% were rated AA.
Non-mortgage asset-backed securities
At December 31, 2025, three non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our December 31, 2025 analysis projected weighted average collateral losses for impaired securities in this category of 3.5% compared to weighted average credit support of 33.1%. As of December 31, 2025, 22% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 78% were rated AA.
State and Municipal Obligations
At December 31, 2025, five state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of December 31, 2025, 8% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 92% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$6,105,207	25.2%	$5,652,203	23.3%
Construction and land	705,664	2.9%	561,989	2.3%
Owner occupied commercial real estate	2,020,572	8.3%	1,941,004	8.0%
Commercial and industrial	7,008,903	28.8%	7,042,222	28.9%
Pinnacle - municipal finance	619,374	2.6%	720,661	3.0%
Franchise and equipment finance	102,746	0.4%	213,477	0.9%
Mortgage warehouse lending	728,241	3.0%	585,610	2.4%
	17,290,707	71.2%	16,717,166	68.8%
Residential:
1-4 single family residential	6,091,959	25.1%	6,508,922	26.8%
Government insured residential	891,041	3.7%	1,071,892	4.4%
	6,983,000	28.8%	7,580,814	31.2%
Total loans	24,273,707	100.0%	24,297,980	100.0%
Allowance for credit losses	(219,825)		(223,153)
Loans, net	$24,053,882		$24,074,827
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $22 million and $33 million at December 31, 2025 and 2024, respectively. The amortized cost of PCD loans totaled $32 million and $38 million at December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025, 2024 and 2023 the Company purchased residential loans totaling $326 million, $366 million and $493 million, respectively.
At December 31, 2025 and 2024, the Company had pledged loans with a carrying value of approximately $15.6 billion and $15.8 billion, respectively, as security for FHLB advances and FHLB and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $113 million and $120 million at December 31, 2025 and 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the years ended December 31, 2025, 2024 and 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Years Ended December 31,
	2025			2024			2023
	Commercial	Residential	Total	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$211,203	$11,950	$223,153	$195,058	$7,631	$202,689	$136,205	$11,741	$147,946
Impact of adoption of ASU 2022-02	N/A	N/A	N/A	N/A	N/A	N/A	(1,677)	(117)	(1,794)
Balance after adoption of ASU 2022-02	211,203	11,950	223,153	195,058	7,631	202,689	134,528	11,624	146,152
Provision (recovery)	68,691	(340)	68,351	54,545	4,441	58,986	82,926	(4,002)	78,924
Charge-offs	(80,802)	(208)	(81,010)	(59,824)	(126)	(59,950)	(35,014)	—	(35,014)
Recoveries	9,320	11	9,331	21,424	4	21,428	12,618	9	12,627
Ending balance	$208,412	$11,413	$219,825	$211,203	$11,950	$223,153	$195,058	$7,631	$202,689
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined by weighting three third-party provided economic scenarios.
The ACL was 0.91% of total loans at December 31, 2025 compared to 0.92% at December 31, 2024. The two most significant factors impacting the ACL for the year ended December 31, 2025 were increases in specific reserves, partially offset by net charge-offs. The ACL was also impacted, although to a lesser extent, by an increase in certain qualitative factors and decreases related to (i) improvement in the economic forecast, (ii) changes in portfolio composition and borrower financial performance and (iii) routine modeling and assumption updates.
The following table presents gross charge-offs during the year ended December 31, 2025, by year of origination (in thousands):

	Gross Charge-offs By Loan Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
CRE	$—	$—	$—	$3,519	$2,983	$12,030	$—	$18,532
C&I	10,689	10,817	11,757	13,154	5	1,019	14,829	62,270
1-4 single family residential	—	—	—	208	—	—	—	208
	$10,689	$10,817	$11,757	$16,881	$2,988	$13,049	$14,829	$81,010
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Amount related to funded portion of loans	$68,351	$58,986	$78,924
Amount related to off-balance sheet credit exposures	(411)	(3,914)	8,683
Total provision for credit losses	$67,940	$55,072	$87,607

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Commercial credit exposure based on internal risk rating (in thousands):

	December 31, 2025
	Amortized Cost By Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
CRE
Pass	$1,836,664	$870,799	$822,536	$826,480	$382,747	$1,286,442	$119,505	$6,145,173
Special mention	—	—	16,422	21,436	12,154	32,135	—	82,147
Substandard	34,723	—	—	87,201	105,074	356,553	—	583,551
Total CRE	$1,871,387	$870,799	$838,958	$935,117	$499,975	$1,675,130	$119,505	$6,810,871
C&I
Pass	$1,693,466	$1,159,621	$795,383	$674,292	$337,040	$1,001,431	$2,852,094	$8,513,327
Special mention	—	13,739	17,160	36,538	5,255	—	20,170	92,862
Substandard	1,167	24,280	65,788	90,484	20,650	104,078	68,592	375,039
Doubtful	—	—	13,462	6,377	14,954	—	13,454	48,247
Total C&I	$1,694,633	$1,197,640	$891,793	$807,691	$377,899	$1,105,509	$2,954,310	$9,029,475
Pinnacle - municipal finance
Pass	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Total Pinnacle - municipal finance	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Franchise and equipment finance
Pass	$—	$—	$1,778	$3,125	$22,423	$58,739	$—	$86,065
Substandard	—	—	—	—	—	16,681	—	16,681
Total Franchise and equipment finance	$—	$—	$1,778	$3,125	$22,423	$75,420	$—	$102,746
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$728,241	$728,241
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$728,241	$728,241

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	December 31, 2024
	Amortized Cost By Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
CRE
Pass	$921,888	$783,342	$1,119,032	$609,452	$399,806	$1,478,261	$114,648	$5,426,429
Special mention	—	—	—	—	39,714	19,057	—	58,771
Substandard	—	21,853	131,816	121,005	76,590	377,728	—	728,992
Total CRE	$921,888	$805,195	$1,250,848	$730,457	$516,110	$1,875,046	$114,648	$6,214,192
C&I
Pass	$1,514,746	$1,182,701	$962,478	$470,041	$269,508	$1,085,412	$2,931,044	$8,415,930
Special mention	45,092	8,231	73,226	35,581	—	—	41,486	203,616
Substandard	—	49,681	74,001	40,108	10,529	101,028	81,798	357,145
Doubtful	—	—	—	—	—	—	6,535	6,535
Total C&I	$1,559,838	$1,240,613	$1,109,705	$545,730	$280,037	$1,186,440	$3,060,863	$8,983,226
Pinnacle - municipal finance
Pass	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Total Pinnacle - municipal finance	$60,317	$108,440	$93,800	$51,034	$24,010	$383,060	$—	$720,661
Franchise and equipment finance
Pass	$—	$2,014	$26,408	$54,871	$16,435	$84,879	$174	$184,781
Substandard	—	—	—	1,486	275	26,614	—	28,375
Doubtful	—	—	—	—	—	321	—	321
Total Franchise and equipment finance	$—	$2,014	$26,408	$56,357	$16,710	$111,814	$174	$213,477
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$585,610	$585,610
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$585,610	$585,610
At December 31, 2025 and 2024, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Special mention	$175,009	$262,387
Substandard - accruing	674,368	894,754
Substandard - non-accruing	300,903	219,758
Doubtful	48,247	6,856
Total	$1,198,527	$1,383,755
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	December 31, 2025
	Amortized Cost By Origination Year
Days Past Due	2025	2024	2023	2022	2021	Prior	Total
Current	$245,592	$197,279	$232,600	$920,112	$2,543,128	$1,883,061	$6,021,772
30 - 59 Days Past Due	2,445	72	884	7,390	17,045	20,263	48,099
60 - 89 Days Past Due	395	—	—	—	1,471	2,602	4,468
90 Days or More Past Due	159	2,016	72	975	5,380	9,018	17,620
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959

	December 31, 2024
	Amortized Cost By Origination Year
Days Past Due	2024	2023	2022	2021	2020	Prior	Total
Current	$251,767	$304,595	$1,012,777	$2,744,941	$798,346	$1,340,402	$6,452,828
30 - 59 Days Past Due	—	3,045	4,948	15,368	474	9,140	32,975
60 - 89 Days Past Due	156	—	1,445	4,007	—	547	6,155
90 Days or More Past Due	—	—	2,486	3,457	—	11,021	16,964
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	December 31, 2025
	Amortized Cost By Origination Year
LTV	2025	2024	2023	2022	2021	Prior	Total
Less than 61%	$42,822	$25,252	$41,263	$213,007	$1,035,507	$652,497	$2,010,348
61% - 70%	43,662	24,753	28,681	241,588	715,135	454,229	1,508,048
71% - 80%	102,327	116,351	133,730	470,437	785,474	775,835	2,384,154
More than 80%	59,780	33,011	29,882	3,445	30,908	32,383	189,409
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959

	December 31, 2024
	Amortized Cost By Origination Year
LTV	2024	2023	2022	2021	2020	Prior	Total
Less than 61%	$27,646	$51,565	$236,020	$1,124,532	$304,755	$425,814	$2,170,332
61% - 70%	33,033	42,636	263,959	759,931	203,423	307,052	1,610,034
71% - 80%	156,942	175,651	518,164	851,427	290,573	590,130	2,582,887
More than 80%	34,302	37,788	3,513	31,883	69	38,114	145,669
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	December 31, 2025
	Amortized Cost By Origination Year
FICO	2025	2024	2023	2022	2021	Prior	Total
760 or greater	$178,910	$145,699	$167,837	$671,820	$2,058,226	$1,395,521	$4,618,013
720 - 759	54,894	35,812	37,624	144,931	324,779	287,334	885,374
719 or less or not available	14,787	17,856	28,095	111,726	184,019	232,089	588,572
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	December 31, 2024
	Amortized Cost By Origination Year
FICO	2024	2023	2022	2021	2020	Prior	Total
760 or greater	$179,256	$215,486	$725,399	$2,202,004	$642,572	$952,136	$4,916,853
720 - 759	58,642	59,356	173,309	365,198	95,495	192,943	944,943
719 or less or not available	14,025	32,798	122,948	200,571	60,753	216,031	647,126
	$251,923	$307,640	$1,021,656	$2,767,773	$798,820	$1,361,110	$6,508,922
Past Due and Non-Accrual Loans
The following table presents an aging of loans at the dates indicated (in thousands):

	December 31, 2025					December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost
CRE	$6,768,897	$751	$14,867	$26,356	$6,810,871	$6,145,386	$35,000	$—	$33,806	$6,214,192
C&I	8,893,254	6,136	48,711	81,374	9,029,475	8,911,057	16,137	25,645	30,387	8,983,226
Pinnacle - municipal finance	619,374	—	—	—	619,374	720,661	—	—	—	720,661
Franchise and equipment finance	102,746	—	—	—	102,746	213,477	—	—	—	213,477
Mortgage warehouse lending	728,241	—	—	—	728,241	585,610	—	—	—	585,610
1-4 single family residential	6,021,772	48,099	4,468	17,620	6,091,959	6,452,828	32,975	6,155	16,964	6,508,922
Government insured residential	604,334	101,672	25,926	159,109	891,041	691,111	108,287	46,681	225,813	1,071,892
	$23,738,618	$156,658	$93,972	$284,459	$24,273,707	$23,720,130	$192,399	$78,481	$306,970	$24,297,980
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $34 million ($25 million of C&I and $9 million of CRE) and $33 million at December 31, 2025 and 2024, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $159 million and $227 million at December 31, 2025 and 2024, respectively, substantially all of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$108,959	$74,976	$95,378	$65,004
C&I	238,267	88,112	125,226	41,929
Franchise and equipment finance	2,516	2,516	6,010	4,345
1-4 single family residential	22,876	—	23,500	—
	$372,618	$165,604	$250,114	$111,278
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $37.9 million and $34.3 million at December 31, 2025 and 2024, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the years ended December 31, 2025, 2024 and 2023. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the years ended December 31, 2025, 2024 and 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Collateral dependent loans
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$112,494	$112,071	$94,283	$91,050
C&I	170,222	142,356	87,565	78,150
Franchise and equipment finance	2,516	2,516	6,010	5,689
	$285,232	$256,943	$187,858	$174,889
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. There were no significant changes to the extent to which collateral secured collateral dependent loans during the years ended December 31, 2025 and 2024.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $104 million, of which $96 million was government insured at December 31, 2025, and $167 million, of which $157 million was government insured at December 31, 2024. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at December 31, 2025 and 2024.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Year Ended December 31, 2025
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total	% Modified in Portfolio Segment
CRE	$—	$98,980	$—	$—	$8,746	$—	$107,726	2%
C&I	—	7,511	45,052	—	—	6,677	59,240	1%
1-4 single family residential	120	—	—	—	—	—	120	—%
Government insured residential	—	29,505	—	14,202	—	—	43,707	5%
	$120	$135,996	$45,052	$14,202	$8,746	$6,677	$210,793	1%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	Year Ended December 31, 2024
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total	% Modified in Portfolio Segment
CRE	$—	$44,070	$—	$40,200	$—	$—	$84,270	1%
C&I	—	120,705	12,407	26,828	—	689	160,629	2%
Franchise and equipment finance	—	6,994	—	—	—	—	6,994	3%
1-4 single family residential	170	—	—	—	—	—	170	—%
Government insured residential	238	25,104	—	8,081	—	—	33,423	3%
	$408	$196,873	$12,407	$75,109	$—	$689	$285,486	1%
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Year Ended December 31, 2025
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 8.1% to 7.2%.
Term Extension:
CRE	Added a weighted average 2.2 years to the term of the modified loans.
C&I	Added a weighted average 1.1 years to the term of the modified loans.
Government insured residential	Added a weighted average 13.1 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.8 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.3% to 6.9% and added a weighted average 3.3 years to the term of the modified loans.
Combination - Interest Rate Reduction and Other than Insignificant Payment Delays:
CRE	Reduced weighted average contractual interest rate from 4.3% to 3.5% and provided 0.7 year of payment deferral.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 0.6 year to the term of the modified loans and provided 1.3 years of payment deferral.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Year Ended December 31, 2024
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 6.4% to 6.3%.
Government insured residential	Reduced weighted average contractual interest rate from 3.3% to 2.8%.
Term Extension:
CRE	Added a weighted average 1.8 years to the term of the modified loans.
C&I	Added a weighted average 1.4 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 1.0 year to the term of the modified loans.
Government insured residential	Added a weighted average 10.6 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.5 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
CRE	Reduced weighted average contractual interest rate from 7.3% to 6.5% and added a weighted average 2.0 years to the term of the modified loans.
C&I	Reduced weighted average contractual interest rate from 9.0% to 6.5% and added a weighted average 2.5 years to the term of the modified loans.
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.5% and added a weighted average 5.3 years to the term of the modified loans.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 1.2 years to the term of the modified loans and provided 0.3 year of payment deferral.
The following tables present the aging at the dates indicated, of loans that were modified within the previous 12 months (in thousands):

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$107,726	$—	$—	$—	$107,726
C&I	53,377	—	5,178	684	59,239
1-4 single family residential	120	—	—	—	120
Government insured residential	13,350	10,192	4,976	15,189	43,707
	$174,573	$10,192	$10,154	$15,873	$210,792

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$67,820	$—	$—	$16,450	$84,270
C&I	158,039	214	297	2,079	160,629
Franchise and equipment finance	6,994	—	—	—	6,994
1-4 single family residential	170	—	—	—	170
Government insured residential	11,659	5,082	4,843	11,839	33,423
	$244,682	$5,296	$5,140	$30,368	$285,486

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following table summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Years Ended December 31,
	2025					2024
			Combination				Combination
	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Term Extension and Other than Insignificant Payment Delays	Total	Term Extension	Interest Rate Reduction and Term Extension	Term Extension and Other than Insignificant Payment Delays	Total
CRE	$—	$—	$—	$—	$—	$16,450	$—	$—	$16,450
C&I	—	684	—	—	684	1,390	—	689	2,079
Government insured residential	14,562	—	8,553	—	23,115	13,835	4,743	—	18,578
	$14,562	$684	$8,553	$—	$23,799	$31,675	$4,743	$689	$37,107
Geographic Concentrations
The following table presents the largest geographic concentrations of commercial loans at the dates indicated. Commercial real estate loans are categorized based on the location of the underlying collateral, while all other commercial loans are generally categorized based on the location of the borrowers' businesses (dollars in thousands). Loans outside of Florida and the New York tri-state area evidence no material geographic concentration.

	December 31, 2025				December 31, 2024
	Commercial Real Estate	Percent of Total	All Other Commercial	Percent of Total	Commercial Real Estate	Percent of Total	All Other Commercial	Percent of Total
Florida	$3,308,493	48.6%	$3,050,330	29.1%	$3,360,524	54.0%	$3,095,579	29.5%
New York Tri-state	1,481,871	21.8%	3,453,607	33.0%	1,564,104	25.2%	3,194,833	30.4%
Other	2,020,507	29.6%	3,975,899	37.9%	1,289,564	20.8%	4,212,562	40.1%
	$6,810,871	100.0%	$10,479,836	100.0%	$6,214,192	100.0%	$10,502,974	100.0%

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,812,330	29.7%	$1,960,873	30.1%
New York	1,226,041	20.1%	1,282,197	19.7%
Florida	431,936	7.1%	473,556	7.3%
Illinois	307,499	5.0%	327,698	5.0%
Virginia	286,358	4.7%	308,784	4.7%
Others	2,027,795	33.4%	2,155,814	33.2%
	$6,091,959	100.0%	$6,508,922	100.0%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under either operating or finance leases with remaining terms ranging from one to 11 years, some of which include extension options.
The following table presents ROU assets and lease liabilities at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
ROU assets:
Operating leases	$58,680	$64,416
Finance leases	17,978	20,290
	$76,658	$84,706
Lease liabilities:
Operating leases	$65,368	$71,979
Finance leases	22,883	24,629
	$88,251	$96,608
ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying consolidated balance sheets. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.
The weighted average remaining lease term and weighted average discount rate at the dates indicated were:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	5.7 years	6.2 years
Finance leases	7.9 years	8.8 years
Weighted average discount rate:
Operating leases	3.9%	3.8%
Finance leases	2.9%	2.9%
The following table presents the components of lease expense for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost:
Fixed costs	$16,117	$16,624	$16,761
Impairment of ROU assets	207	54	76
Total operating lease cost	$16,324	$16,678	$16,837

Finance lease cost:
Amortization of ROU assets	$2,501	$2,240	$2,228
Interest on lease liabilities	702	734	778
Total finance lease cost	$3,203	$2,974	$3,006

Variable lease cost	$3,474	$3,733	$3,440
Short-term lease costs were immaterial for the years ended December 31, 2025, 2024 and 2023.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following table presents additional information related to operating and finance leases for the dates and periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$702	$734	$778
Operating cash flows from operating leases	16,963	17,055	17,680
Financing cash flows from finance leases	2,424	2,277	2,666
	$20,089	$20,066	$21,124

Lease liabilities recognized from obtaining ROU assets:
Operating leases	$8,245	$13,538	$6,896
Finance leases	190	892	—
	$8,435	$14,430	$6,896
Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2026	$17,172	$3,202	$20,374
2027	14,295	2,968	17,263
2028	11,649	3,058	14,707
2029	8,577	3,170	11,747
2030	6,097	3,212	9,309
Thereafter	15,293	10,093	25,386
Total future minimum lease payments	73,083	25,703	98,786
Less: interest component	(7,715)	(2,820)	(10,535)
Lease liabilities	$65,368	$22,883	$88,251
Leases under which the Company is the lessor
Direct or Sales Type Financing Leases
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Total minimum lease payments to be received	$403,831	$489,336
Estimated unguaranteed residual value of leased assets	2,393	3,112
Gross investment in direct or sales type financing leases	406,224	492,448
Unearned income	(26,203)	(34,270)
Initial direct costs	626	1,001
	$380,647	$459,179

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

At December 31, 2025, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2026	$142,505
2027	89,788
2028	60,168
2029	26,246
2030	19,387
Thereafter	65,737
$403,831
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
The following table presents the components of operating lease equipment at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Operating lease equipment	$271,187	$339,165
Less: accumulated depreciation	(99,816)	(115,321)
Operating lease equipment, net	$171,371	$223,844
The Company did not recognize any impairment of operating lease equipment during the years ended December 31, 2025, 2024 and 2023.
At December 31, 2025, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2026	$9,534
2027	9,102
2028	8,179
2029	5,173
2030	4,729
Thereafter	8,494
$45,211
The following table summarizes income recognized for operating and direct or sales type finance leases for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023	Location of Lease Income on Consolidated Statements of Income
Operating leases	$15,658	$24,681	$47,868	Non-interest income from lease financing
Direct or sales type finance leases	11,385	15,148	15,643	Interest income on loans
	$27,043	$39,829	$63,511

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 6    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2025		2024		2023
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$8,083,605	—%	$7,239,161	—%	$7,091,029	—%
Interest bearing	5,473,316	3.31%	4,077,852	3.75%	2,905,968	2.99%
Savings and money market	10,305,664	3.31%	11,043,510	4.09%	10,704,470	3.57%
Time	3,804,507	3.74%	4,757,675	4.44%	5,169,458	3.70%
	$27,667,092	2.40%	$27,118,198	3.01%	$25,870,925	2.55%
Time deposit accounts with balances greater than $250,000 totaled $774 million and $779 million at December 31, 2025 and 2024, respectively.
The following table presents maturities of time deposits as of December 31, 2025 (in thousands):

Maturing in:
2026	$3,880,507
2027	6,129
2028	701
2029	260
2030	1,087
$3,888,684
Included in deposits are public funds deposits of $3.2 billion and $3.1 billion, at December 31, 2025 and 2024, respectively, and brokered deposits of $4.9 billion and $5.2 billion at December 31, 2025 and 2024, respectively.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest bearing demand	$180,918	$152,809	$86,759
Savings and money market	341,042	451,352	382,432
Time	142,375	211,411	191,114
	$664,335	$815,572	$660,305
We incur costs related to certain deposit rebate and commission programs. During the years ended December 31, 2025, 2024 and 2023, costs related to those programs that were correlated with the balance in the related deposit accounts totaled $57.3 million, $56.5 million, and $41.9 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 7    Borrowings
The following table presents information about outstanding FHLB advances at December 31, 2025 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2026 - One month or less	$1,475,000	3.76%	4.09%	3.81%
2026 - Over one month	80,000	3.77%	3.84%	3.81%
Total contractual balance outstanding	$1,555,000
The table above reflects contractual maturities and rates of outstanding advances and does not incorporate the impact that interest rate derivatives have on the duration or cost of borrowings.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2025, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $14.5 billion as collateral for advances and letters of credit from the FHLB.
Notes and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	December 31, 2025	December 31, 2024
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$—	$388,479
Unamortized discount and debt issuance costs	—	(802)
	—	387,677
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(3,143)	(3,753)
	296,857	296,247
Total notes	296,857	683,924
Finance leases	22,883	24,629
Notes and other borrowings	$319,740	$708,553
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
At December 31, 2025, BankUnited had available borrowing capacity at the FHLB of approximately $8.4 billion and unused borrowing capacity at the FRB of approximately $6.8 billion.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8    Premises, Equipment and Software
Premises and equipment and capitalized software costs are included in other assets in the accompanying consolidated balance sheets and are summarized as follows at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Buildings and improvements	$1,673	$1,673
Leasehold improvements	86,473	78,938
Furniture, fixtures and equipment	35,226	32,133
Computer equipment	16,811	16,661
Software and CCA	121,774	116,125
Aircraft and automobiles	11,807	11,841
	273,764	257,371
Less: accumulated depreciation	(212,661)	(196,015)
Premises, equipment and software, net	$61,103	$61,356
Depreciation and amortization expense related to premises, equipment and software was $17.4 million, $18.8 million and $18.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 9    Income Taxes
The components of the provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$71,034	$97,577	$82,789
State	27,718	30,232	22,456
	98,752	127,809	105,245
Deferred:
Federal	(4,500)	(35,265)	(38,303)
State	(859)	(8,662)	(8,529)
	(5,359)	(43,927)	(46,832)
Provision for income taxes	$93,393	$83,882	$58,413

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% to the Company's effective income tax rate for the periods indicated follows (dollars in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$75,967	21.00%	$66,433	21.00%	$49,788	21.00%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit(1)	17,368	4.80%	12,271	3.88%	9,389	3.96%
Nontaxable or nondeductible items:
Tax exempt interest income	(10,804)	(2.99)%	(12,072)	(3.82)%	(12,845)	(5.42)%
FDIC premiums non-deductible	3,573	0.99%	3,970	1.26%	4,246	1.79%
Other	1,466	0.41%	2,259	0.71%	1,005	0.42%
Changes in unrecognized tax benefits	10,984	3.04%	13,719	4.34%	11,185	4.72%
Tax credits, net of amortization	(3,258)	(0.90)%	(3,053)	(0.97)%	(2,192)	(0.92)%
Other, net	(1,903)	(0.53)%	355	0.12%	(2,163)	(0.91)%
	$93,393	25.82%	$83,882	26.52%	$58,413	24.64%

(1)State taxes in New York and Florida made up the majority of the tax effect in this category.
The components of deferred tax assets and liabilities were as follows at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net unrealized loss on investment securities AFS and cash flow hedges	$66,614	$99,974
Allowance for credit losses	59,336	59,291
Accrued expenses	18,785	22,267
Lease liability	17,020	18,301
Deferred compensation	13,581	12,225
Other	44,954	44,918
Gross deferred tax assets	220,290	256,976
Deferred tax liabilities:
Lease financing, due to differences in depreciation	47,700	56,818
ROU asset	36,103	34,752
Other	3,869	4,788
Gross deferred tax liabilities	87,672	96,358
Net deferred tax asset	$132,618	$160,618
Based on the evaluation of available evidence, the Company has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the Company's history of reported pre-tax income and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2025, remaining net operating loss and tax credit carryforwards included Florida net operating loss carryforwards in the amount of $92.9 million. Florida net operating loss carryforwards consisted of $65.3 million expiring from 2030 through 2037 and $27.5 million that can be carried forward indefinitely.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The Company has investments in affordable housing limited partnerships which generate federal LIHTC and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $106 million and $120 million at December 31, 2025 and 2024, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheets, were $38 million and $73 million at December 31, 2025 and 2024, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2025, was approximately $184 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits and full impairment of the remaining unamortized investment. These investments did not have a material impact on income tax expense for the years ended December 31, 2025, 2024 and 2023.
The Company has a liability for unrecognized tax benefits relating to uncertain federal and state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits at the dates indicated follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Balance, beginning of period	$401,129	$383,895	$369,880
Additions for tax positions related to the current year	3,080	3,023	2,802
Additions for tax positions related to prior periods	94	1,132	708
Reductions due to settlements with taxing authorities	(4)	(485)	(347)
Reductions due to lapse of the statute of limitations	(1,291)	(1,314)	(1,617)
	403,008	386,251	371,426
Interest and penalties	11,895	14,878	12,469
Balance, end of period	$414,903	$401,129	$383,895
As of December 31, 2025, 2024 and 2023, the Company had $347.1 million, $345.6 million and $343.8 million, respectively, of unrecognized federal and state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2025 and 2024, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $47.8 million and $38.3 million, respectively. The total amount of interest and penalties, net of federal tax benefits, recognized through income tax expense was $9.5 million, $11.9 million and $10.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. The federal tax returns for years 2018 through 2024 remain subject to examination in the U.S. Federal jurisdiction. State tax returns for years 2021 through 2024, remain subject to examination by certain states.
The income tax paid (net of refunds received) were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal (1)	$133,000	$82,000	$45,873
State	14,755	19,773	2,909
	$147,755	$101,773	$48,782

(1)Includes $85.0 million of a tax deposit payment made during the year ended December 31, 2025.
During the year ended December 31, 2024, income taxes paid (net of refunds) to jurisdictions that exceeded five percent of total income taxes paid was $7.7 million and $7.0 million in New York State and New York City, respectively. During the years ended December 31, 2025 and 2023, there were no jurisdiction that exceeded five percent of total income tax paid (net of refunds).

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 10    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	December 31, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$4,555,000	$7,104	$(1,955)	$4,030,000	$—	$(4,011)
Interest rate caps purchased	—	—	—	200,000	3,395	—
Interest rate collar	125,000	1	—	125,000	—	(30)
	$4,680,000	$7,105	$(1,955)	$4,355,000	$3,395	$(4,041)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$3,511	$18,235	$23,569
Interest expense on borrowings	17,674	48,064	44,790
Interest income on loans	(5,274)	(3,923)	(2,620)
	$15,911	$62,376	$65,739
During the years ended December 31, 2025, 2024 and 2023, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of December 31, 2025, the amount of net gain expected to be reclassified from AOCI into earnings during the next 12 months was $5.8 million, based on the forward curve. See Note 11 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Derivatives not designated as hedging instruments
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. In addition, the Company purchases and sells credit protection under RPAs with the objective of sharing with financial institution counterparties some of the credit exposure related to interest rate derivative contracts entered into with commercial borrowers related to participations purchased or sold. The Company will make or receive payments under these agreements if a customer defaults on an obligation to perform under certain interest rate derivative contracts. The Company also enters into foreign currency forward derivative contracts with commercial borrowers to enable borrowers to manage their exposure to foreign currency fluctuations. The Company enters into offsetting forward contracts with primary dealers to mitigate the foreign currency risk associated with these contracts.
These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized in earnings. Fees recognized related to these derivative instruments were $18.8 million, $8.8 million and $8.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in "capital markets income" in the accompanying consolidated statements of income.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	December 31, 2025			December 31, 2024
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$4,136,758	$26,526	$(50,883)	$2,767,552	$69,802	$(10,342)
Pay-variable interest rate swaps	4,136,758	51,012	(26,526)	2,767,552	10,342	(69,802)
Interest rate caps and collars purchased	280,537	198	(42)	210,398	1,418	—
Interest rate caps and collars sold	280,537	42	(198)	210,398	—	(1,418)
RPAs purchased	245,198	273	—	126,578	175	—
RPAs sold	357,889	—	(212)	424,424	—	(296)
	$9,437,677	$78,051	$(77,861)	$6,506,902	$81,737	$(81,858)

(1)Fair values of these derivatives are included in other assets and other liabilities in the consolidated balance sheets. The notional amount and fair value of the foreign currency forward derivative contracts not designated as hedging instruments were not significant at December 31, 2025 and 2024.
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
December 31, 2025

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate derivative instruments subject to these agreements is as follows at the dates indicated (in thousands):

	December 31, 2025
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$33,829	$—	$33,829	$(23,382)	$(9,258)	$1,189
Derivative liabilities	(52,880)	—	(52,880)	23,382	29,498	—
	$(19,051)	$—	$(19,051)	$—	$20,240	$1,189

	December 31, 2024
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$74,615	$—	$74,615	$(11,161)	$(63,376)	$78
Derivative liabilities	(14,383)	—	(14,383)	11,161	3,222	—
	$60,232	$—	$60,232	$—	$(60,154)	$78
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 11    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Year Ended December 31, 2025
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$142,082	$(36,941)	$105,141
Amounts reclassified to gain on investment securities available for sale, net	(3,585)	932	(2,653)
Net change in unrealized gains (losses) on investment securities available for sale	138,497	(36,009)	102,488
Change in net unrealized gains (losses) on derivative instruments:
Net unrealized holding gain arising during the period	5,719	(1,487)	4,232
Amounts reclassified to interest expense on deposits	(3,511)	913	(2,598)
Amounts reclassified to interest expense on borrowings	(17,674)	4,595	(13,079)
Amounts reclassified to interest income on loans	5,274	(1,371)	3,903
Net change in unrealized gains (losses) on derivative instruments	(10,192)	2,650	(7,542)
Other comprehensive income	$128,305	$(33,359)	$94,946

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	Year Ended December 31, 2024
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$130,244	$(33,864)	$96,380
Amounts reclassified to gain on investment securities available for sale, net	(1,074)	279	(795)
Net change in unrealized gains (losses) on investment securities available for sale	129,170	(33,585)	95,585
Change in net unrealized gains (losses) on derivative instruments:
Net unrealized holding gain arising during the period	31,693	(8,240)	23,453
Amounts reclassified to interest expense on deposits	(18,235)	4,741	(13,494)
Amounts reclassified to interest expense on borrowings	(48,064)	12,497	(35,567)
Amounts reclassified to interest income on loans	3,923	(1,020)	2,903
Net change in unrealized gains (losses) on derivative instruments	(30,683)	7,978	(22,705)
Other comprehensive income	$98,487	$(25,607)	$72,880

	Year Ended December 31, 2023
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$141,227	$(36,719)	$104,508
Amounts reclassified to gain on investment securities available for sale, net	(1,815)	472	(1,343)
Net change in unrealized gains (losses) on investment securities available for sale	139,412	(36,247)	103,165
Change in net unrealized gains (losses) on derivative instruments:
Net unrealized holding gain arising during the period	35,089	(9,123)	25,966
Amounts reclassified to interest expense on deposits	(23,569)	6,128	(17,441)
Amounts reclassified to interest expense on borrowings	(44,790)	11,645	(33,145)
Amounts reclassified to interest income on loans	2,620	(681)	1,939
Net change in unrealized gains (losses) on derivative instruments	(30,650)	7,969	(22,681)
Other comprehensive income	$108,762	$(28,278)	$80,484
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2022	$(498,911)	$61,006	$(437,905)
Other comprehensive income	103,165	(22,681)	80,484
Balance at December 31, 2023	(395,746)	38,325	(357,421)
Other comprehensive income	95,585	(22,705)	72,880
Balance at December 31, 2024	(300,161)	15,620	(284,541)
Other comprehensive income	102,488	(7,542)	94,946
Balance at December 31, 2025	$(197,673)	$8,078	$(189,595)
Note 12    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In 2023, the Board of Directors and the Company's stockholders approved the 2023 Plan. Previously, awards were administered under the 2014 Plan or the 2010 Plan. The Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. As of December 31, 2025, no further awards are available for issuance under the 2014 or 2010 plans although unvested awards issued under the 2014 plan are still outstanding. The number of shares of common stock authorized for award under the 2023 Plan is 3,766,764, of which 992,466 shares remain available for issuance as of December 31, 2025. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. Unvested awards become fully vested in the event of a change in control, subject to a double trigger, as defined.
Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Compensation cost of equity based awards:
RSAs	$15,362	$16,237	$16,122
Executive share-based awards	10,641	7,244	3,351
Non-executive RSUs	6,789	7,615	5,081
Total compensation cost of equity based awards	32,792	31,096	24,554
Related tax benefits	(8,526)	(8,085)	(6,384)
Compensation cost of equity based awards, net of tax	$24,266	$23,011	$18,170
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

A summary of activity related to non-executive share-based awards for the periods indicated follows:

	RSA		Non-Executive RSU
	Number of Share Awards	Weighted Average Grant Date Fair Value	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2022	1,194,315	$39.05	257,976	$41.87
Granted	509,139	33.51	378,609	35.39
Vested	(542,003)	37.81	—	—
Canceled or forfeited	(145,051)	37.92	(23,094)	35.39
Unvested share awards outstanding, December 31, 2023	1,016,400	37.10	613,491	38.11
Granted	484,650	26.71	372,274	26.23
Vested	(405,491)	35.62	(205,223)	37.78
Canceled or forfeited	(23,376)	34.25	(91,293)	34.62
Unvested share awards outstanding, December 31, 2024	1,072,183	33.03	689,249	32.25
Granted	548,227	37.45	252,589	37.58
Vested	(431,591)	35.76	(212,752)	32.91
Canceled or forfeited	(80,748)	33.56	(113,016)	33.33
Unvested share awards outstanding, December 31, 2025	1,108,071	$34.11	616,070	$34.01
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Range of the closing price on date of grant	$34.43 - $40.08	$26.23 - $40.30	$16.94 - $35.39
Aggregate grant date fair value of shares vesting	$22,434	$22,060	$20,757
The total unrecognized compensation cost of $34.6 million for all RSAs and non-executive RSUs outstanding at December 31, 2025, will be recognized over a weighted average remaining period of 2.4 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and generally vest on December 31st in equal tranches over four years for grant periods prior to 2023, and over three years for awards issued from 2023 onwards. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of the performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2022	108,830	237,535
Granted	136,778	136,778
Vested(1)	(104,976)	(106,731)
Unvested executive share-based awards outstanding, December 31, 2023	140,632	267,582
Granted	105,173	105,173
Vested(1)	(113,351)	(63,814)
Unvested executive share-based awards outstanding, December 31, 2024	132,454	308,941
Granted(2)	114,273	87,463
Vested(3)	(126,551)	(203,768)
Unvested executive share-based awards outstanding, December 31, 2025	120,176	192,636

(1)All RSU an PSU units vested in 2023 and 2024 were settled in cash.
(2)26,810 shares granted were an off-cycle grant with a three year vesting period on the anniversary of the grant date.
(3)Units vested on December 31, 2025 and are expected to settle in cash in the first quarter of 2026. Vested PSUs assumes satisfaction of performance goals at a target level.
The total liability for these executive share-based awards was $19.2 million at December 31, 2025. The total unrecognized compensation cost of $8.3 million for unvested executive share-based awards at December 31, 2025 will be recognized over a weighted average remaining period of 1.5 years.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation liabilities of $51 million and $46 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2025 and 2024, respectively. Deferred compensation expense was not material for the years ended December 31, 2025, 2024 and 2023.
BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. Matching contributions to the 401(k) Plan made by the Company were not material for the years ended December 31, 2025, 2024 and 2023.
Note 13    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2025 and 2024, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company at the dates indicated (dollars in thousands):

	December 31, 2025
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,164,978	8.94%	N/A (1)	N/A (1)	$1,415,587	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,164,978	12.28%	$1,675,595	6.50%	$1,160,027	4.50%	$1,804,487	7.00%
Tier 1 risk-based capital	$3,164,978	12.28%	$2,062,270	8.00%	$1,546,703	6.00%	$2,191,162	8.50%
Total risk-based capital	$3,632,710	14.09%	$2,577,838	10.00%	$2,062,270	8.00%	$2,706,730	10.50%
BankUnited:
Tier 1 leverage	$3,279,312	9.27%	$1,768,954	5.00%	$1,415,163	4.00%	N/A	N/A
CET1 risk-based capital	$3,279,312	12.73%	$1,674,615	6.50%	$1,159,349	4.50%	$1,803,431	7.00%
Tier 1 risk-based capital	$3,279,312	12.73%	$2,061,064	8.00%	$1,545,798	6.00%	$2,189,881	8.50%
Total risk-based capital	$3,507,044	13.61%	$2,576,330	10.00%	$2,061,064	8.00%	$2,705,147	10.50%

	December 31, 2024
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,024,425	8.48%	N/A (1)	N/A (1)	$1,425,865	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,024,425	12.01%	$1,636,789	6.50%	$1,133,162	4.50%	$1,762,696	7.00%
Tier 1 risk-based capital	$3,024,425	12.01%	$2,014,510	8.00%	$1,510,883	6.00%	$2,140,417	8.50%
Total risk-based capital	$3,548,872	14.09%	$2,518,138	10.00%	$2,014,510	8.00%	$2,644,044	10.50%
BankUnited:
Tier 1 leverage	$3,444,673	9.67%	$1,780,805	5.00%	$1,424,644	4.00%	N/A	N/A
CET1 risk-based capital	$3,444,673	13.70%	$1,634,262	6.50%	$1,131,412	4.50%	$1,759,974	7.00%
Tier 1 risk-based capital	$3,444,673	13.70%	$2,011,399	8.00%	$1,508,549	6.00%	$2,137,112	8.50%
Total risk-based capital	$3,669,120	14.59%	$2,514,249	10.00%	$2,011,399	8.00%	$2,639,961	10.50%

(1)There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Upon the adoption of ASU 2016-13 effective January 1, 2020, the Company elected the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The CECL deferral was fully phased in beginning January 1, 2025.
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
The Company uses third-party pricing services in determining fair value measurements for investment securities. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the pricing services, conducts interviews with valuation desk personnel and reviews model results and detailed assumptions used to value selected securities as considered necessary. Management has established a robust price challenge process that includes a review by the treasury front office of all prices provided on a quarterly basis. Any price evidencing significant unexpected quarter-over-quarter fluctuations or deviations from expectations is challenged. The Company has also established a quarterly process whereby prices provided by its primary pricing service are validated by obtaining a price from a second external source for most securities in the portfolio. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. Any price discrepancies are resolved based on careful consideration of the assumptions and inputs employed by each of the pricing sources.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	December 31, 2025
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$268,653	$—	$268,653
U.S. Government agency and sponsored enterprise residential MBS	—	2,563,027	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	—	534,363	534,363
Private label residential MBS and CMOs	—	2,490,828	2,490,828
Private label commercial MBS	—	2,168,110	2,168,110
Single family real estate-backed securities	—	225,892	225,892
Collateralized loan obligations	—	780,944	780,944
Non-mortgage asset-backed securities	—	58,765	58,765
State and municipal obligations	—	109,520	109,520
SBA securities	—	57,815	57,815
Marketable equity securities	5,734	—	5,734
Derivative assets	—	85,156	85,156
Total assets at fair value	$274,387	$9,074,420	$9,348,807
Derivative liabilities	$—	$(79,816)	$(79,816)
Total liabilities at fair value	$—	$(79,816)	$(79,816)

	December 31, 2024
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$202,952	$—	$202,952
U.S. Government agency and sponsored enterprise residential MBS	—	2,649,690	2,649,690
U.S. Government agency and sponsored enterprise commercial MBS	—	495,753	495,753
Private label residential MBS and CMOs	—	2,238,046	2,238,046
Private label commercial MBS	—	1,784,029	1,784,029
Single family real estate-backed securities	—	327,081	327,081
Collateralized loan obligations	—	1,132,699	1,132,699
Non-mortgage asset-backed securities	—	94,454	94,454
State and municipal obligations	—	104,010	104,010
SBA securities	—	72,702	72,702
Marketable equity securities	28,828	—	28,828
Derivative assets	—	85,132	85,132
Total assets at fair value	$231,780	$8,983,596	$9,215,376
Derivative liabilities	$—	$(85,899)	$(85,899)
Total liabilities at fair value	$—	$(85,899)	$(85,899)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	December 31, 2025	December 31, 2024
Collateral dependent loans	$183,259	$165,951
OREO	512	2,577
	$183,771	$168,528
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$217,784	$217,784	$491,116	$491,116
Investment securities	1/2	$9,263,651	$9,263,651	$9,130,244	$9,130,244
Non-marketable equity securities	2	$140,684	$140,684	$206,297	$206,297
Loans, net	3	$24,053,882	$23,707,267	$24,074,827	$23,053,011
Derivative assets	2	$85,156	$85,156	$85,132	$85,132
Liabilities:
Demand, savings and money market deposits	2	$25,464,221	$25,464,221	$23,564,414	$23,564,414
Time deposits	2	$3,888,684	$3,887,392	$4,301,289	$4,279,475
FHLB advances	2	$1,555,000	$1,555,021	$2,930,000	$2,929,896
Notes and other borrowings	2	$319,740	$318,456	$708,553	$695,457
Derivative liabilities	2	$79,816	$79,816	$85,899	$85,899
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
December 31, 2025

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
Total lending related commitments outstanding at December 31, 2025 were as follows (in thousands):

Commitments to fund loans	$145,009
Unfunded commitments under lines of credit	5,234,926
Commercial and standby letters of credit	192,713
$5,572,648
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 16    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$223,220	$274,350
Marketable equity securities, at fair value	5,734	28,828
Investment in BankUnited, N.A.	3,166,950	3,233,366
Other assets	6,813	7,423
Total assets	$3,402,717	$3,543,967
Liabilities and Stockholders' Equity:
Notes payable	$296,858	$683,924
Other liabilities	52,030	45,725
Stockholders' equity	3,053,829	2,814,318
Total liabilities and stockholders' equity	$3,402,717	$3,543,967

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Condensed Statements of Income

	Years Ended December 31,
	2025	2024	2023
Income:
Interest and dividends on investment securities	$596	$1,729	$3,751
Service fees from subsidiary	16,645	16,775	16,749
Equity in earnings of subsidiary	313,639	276,296	225,288
Gain (loss) on investment securities	(588)	1,053	(11,555)
Other	—	—	904
Total	330,292	295,853	235,137
Expense:
Interest on borrowings	28,940	35,765	36,057
Employee compensation and benefits	38,662	34,624	28,271
Other	4,159	4,097	4,995
Total	71,761	74,486	69,323
Income before income taxes	258,531	221,367	165,814
Benefit for income taxes	(9,822)	(11,100)	(12,857)
Net income	$268,353	$232,467	$178,671

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Condensed Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$268,353	$232,467	$178,671
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	161,361	(161,296)	(140,288)
Equity based compensation	20,470	21,573	26,315
Other	9,140	5,046	8,936
Net cash provided by operating activities	459,324	97,790	73,634
Cash flows from investing activities:
Proceeds from sale, maturities and calls of investment securities	22,500	5,000	73,962
Other	—	—	(160)
Net cash provided by investing activities	22,500	5,000	73,802
Cash flows from financing activities:
Dividends paid	(91,903)	(85,513)	(79,091)
Repurchase of common stock	(44,805)	—	(55,154)
Repurchase of senior notes	(388,479)	—	(10,554)
Other	(7,767)	(4,963)	(6,883)
Net cash used in financing activities	(532,954)	(90,476)	(151,682)
Net increase (decrease) in cash and cash equivalents	(51,130)	12,314	(4,246)
Cash and cash equivalents, beginning of period	274,350	262,036	266,282
Cash and cash equivalents, end of period	$223,220	$274,350	$262,036
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$24,078	$22,176	$20,706
Dividends received by BankUnited, Inc. from the Bank totaled $475 million, $115 million and $85 million for the years ended December 31, 2025, 2024 and 2023, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 17    Quarterly Financial Information (Unaudited)
Financial information by quarter for the periods indicated follows (in thousands, except per share data):

	2025
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$442,403	$452,922	$453,779	$443,689	$1,792,793
Interest expense	184,193	202,810	207,660	210,550	805,213
Net interest income before provision for credit losses	258,210	250,112	246,119	233,139	987,580
Provision for credit losses	25,554	11,577	15,698	15,111	67,940
Net interest income after provision for credit losses	232,656	238,535	230,421	218,028	919,640
Non-interest income	29,993	25,566	27,810	22,270	105,639
Non-interest expense	172,811	166,169	164,327	160,226	663,533
Income before income taxes	89,838	97,932	93,904	80,072	361,746
Provision for income taxes	20,578	26,081	25,138	21,596	93,393
Net income	$69,260	$71,851	$68,766	$58,476	$268,353
Earnings per common share, basic	$0.91	$0.96	$0.91	$0.78	$3.55
Earnings per common share, diluted	$0.90	$0.95	$0.91	$0.78	$3.53

	2024
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$467,988	$492,356	$483,298	$481,474	$1,925,116
Interest expense	228,729	258,228	257,276	266,617	1,010,850
Net interest income before provision for credit losses	239,259	234,128	226,022	214,857	914,266
Provision for credit losses	11,001	9,248	19,538	15,285	55,072
Net interest income after provision for credit losses	228,258	224,880	206,484	199,572	859,194
Non-interest income	25,205	22,888	24,185	26,877	99,155
Non-interest expense	160,472	164,582	157,706	159,240	642,000
Income before income taxes	92,991	83,186	72,963	67,209	316,349
Provision for income taxes	23,689	21,734	19,230	19,229	83,882
Net income	$69,302	$61,452	$53,733	$47,980	$232,467
Earnings per common share, basic	$0.92	$0.82	$0.72	$0.64	$3.10
Earnings per common share, diluted	$0.91	$0.81	$0.72	$0.64	$3.08
Non-interest expense for the first quarter of 2024 was negatively impacted by $5.2 million FDIC special assessments. Non-interest expense for the fourth quarter of 2025 was negatively impacted by $3.8 million write-downs of previously capitalized software.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
Effective January 1, 2025, the Company implemented a new general ledger accounting system. The new general ledger system was implemented in order to standardize processes, improve efficiency and enhance management reporting and analysis, and was subject to thorough testing and review before and after final implementation. The Company continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. This implementation has not materially affected, and the Company does not expect it to materially affect the effectiveness of internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity," "Election of Directors" and "Insider Trading Policy" in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Compensation of our Named Executive Officers" in the 2026 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2026 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2026 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2026 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)List of documents filed as part of this report:
1)    Financial Statements:
    Management's Report on Internal Control Over Financial Reporting
    Reports of Independent Registered Public Accounting Firms
    Consolidated Balance Sheets as of December 31, 2025 and 2024
    Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
    Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
    Notes to Consolidated Financial Statements
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
Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 6, 2012

Exhibit Number	Description	Location
10.5	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011
10.6	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Exhibit 10.6 of the Company's Annual Report on Form 10-K filed February 26, 2015
10.11a	Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.11 to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.11b	Amendment, dated May 6, 2016, to Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 6, 2016
10.11c	Second Amendment, dated January 4, 2017, to Amended and Restated Employment Agreement, dated February 2, 2016, as amended on May 6, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.2 to the Current Report on Form 8-K/A of the Company filed January 4, 2017
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
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 2, 2023
10.13	Restricted Share Unit Agreement, dated December 29, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 3, 2017
10.14	BankUnited, Inc. Offer Letter for James G. Mackey	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 25, 2025
10.15	BankUnited, Inc. Retention Letter for James G. Mackey	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed July 25, 2025
10.16	BankUnited, Inc. Transition Letter for Leslie N. Lunak	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed November 19, 2025
19.1	BankUnited, Inc. Policy on Insider Trading	Exhibit 19.1 to the Annual Report on Form 10-K of the Company filed February 28, 2025
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of Deloitte and Touche LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Location
97.1	BankUnited, Inc. Policy on Compensation Recovery	Exhibit 97.1 to the Annual Report on Form 10-K of the Company filed February 28, 2025
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKUNITED, INC.
Date:	February 26, 2026	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Rajinder P. Singh
/s/ JAMES G. MACKEY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
James G. Mackey
/s/ TERE BLANCA	Director	February 26, 2026
Tere Blanca
/s/ JOHN N. DIGIACOMO	Director	February 26, 2026
John N. DiGiacomo
/s/ MICHAEL J. DOWLING	Director	February 26, 2026
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 26, 2026
Douglas J. Pauls
/s/ WILLIAM S. RUBENSTEIN	Director	February 26, 2026
William S. Rubenstein
/s/ SANJIV SOBTI	Director	February 26, 2026
Sanjiv Sobti
/s/ GERMAINE SMITH-BAUGH	Director	February 26, 2026
Germaine Smith-Baugh
/s/ LYNNE WINES	Director	February 26, 2026
Lynne Wines