Form 10-Q
period 2026-03-31
BankUnited, Inc.
filed 2026-05-07
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of May 5, 2026 was 72,681,714.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2026

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable rate mortgage
ASU	Accounting Standards Update
B2B	Business-to-Business
B2C	Business-to-Consumer
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout Loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CECL	Current expected credit losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 capital
CLO	Collateralized loan obligations
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Core loans	Core loans including CRE, C&I and mortgage warehouse lending loans
CPR	Constant prepayment rate
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Fed Fund	Federal Funds Rate
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HOA	Homeowner Association
ISDA	International Swaps and Derivatives Association
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MWL	Mortgage warehouse lending
ii

NDFI	Non-depository financial institutions
NIDDA	Non-interest bearing demand deposits
NPA	Non-performing asset
NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PSL	Purchased seasoned loans
R/E	Real Estate
REIT	Real Estate Investment Trust
ROAA	Return on Average Assets
ROAE	Return on Average Equity
RPA	Risk Participation Agreement
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tri-State	New York, New Jersey and Connecticut
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks:
Non-interest bearing	$13,336	$11,511
Interest bearing	371,605	206,273
Cash and cash equivalents	384,941	217,784
Investment securities	9,505,168	9,263,651
Non-marketable equity securities	149,590	140,684
Loans	24,134,929	24,273,707
Allowance for credit losses	(208,790)	(219,825)
Loans, net	23,926,139	24,053,882
Bank owned life insurance	314,165	305,313
Operating lease equipment, net	150,214	171,371
Goodwill	77,637	77,637
Other assets	850,759	809,129
Total assets	$35,358,613	$35,039,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$8,943,844	$9,109,984
Interest bearing	6,449,405	6,189,534
Savings and money market	9,939,985	10,164,703
Time	4,026,866	3,888,684
Total deposits	29,360,100	29,352,905
FHLB advances	1,755,000	1,555,000
Notes and other borrowings	319,340	319,740
Other liabilities	908,636	757,977
Total liabilities	32,343,076	31,985,622

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 73,354,206 and 74,138,066 shares issued and outstanding	734	741
Paid-in capital	209,270	271,695
Retained earnings	3,008,613	2,970,988
Accumulated other comprehensive loss	(203,080)	(189,595)
Total stockholders' equity	3,015,537	3,053,829
Total liabilities and stockholders' equity	$35,358,613	$35,039,451

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans	$310,162	$321,384
Investment securities	106,230	113,869
Other	5,794	8,436
Total interest income	422,186	443,689
Interest expense:
Deposits	148,694	174,210
Borrowings	24,505	36,340
Total interest expense	173,199	210,550
Net interest income before provision for credit losses	248,987	233,139
Provision for credit losses	24,586	15,111
Net interest income after provision for credit losses	224,401	218,028
Non-interest income:
Deposit service charges and fees	6,219	5,235
Gain on investment securities, net	3,290	944
Lease financing	3,347	4,313
Capital markets income	3,684	4,795
Other non-interest income	8,160	6,983
Total non-interest income	24,700	22,270
Non-interest expense:
Employee compensation and benefits	96,689	82,746
Occupancy and equipment	11,002	11,343
Deposit insurance expense	(1,026)	7,227
Technology	22,415	22,780
Depreciation of operating lease equipment	3,366	4,009
Other non-interest expense	34,917	32,121
Total non-interest expense	167,363	160,226
Income before income taxes	81,738	80,072
Provision for income taxes	19,863	21,596
Net income	$61,875	$58,476
Earnings per common share, basic	$0.83	$0.78
Earnings per common share, diluted	$0.83	$0.78

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$61,875	$58,476
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	(2,618)	50,667
Reclassification adjustment for net gains realized in income	(2,515)	(611)
Net change in unrealized gains (losses) on securities available for sale	(5,133)	50,056
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(7,225)	2,751
Reclassification adjustment for net gains realized in income	(1,127)	(4,500)
Net change in unrealized gains (losses) on derivative instruments	(8,352)	(1,749)
Other comprehensive income (loss)	(13,485)	48,307
Comprehensive income	$48,390	$106,783

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$61,875	$58,476
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(4,057)	(5,133)
Provision for credit losses	24,586	15,111
Share based compensation	5,671	5,175
Depreciation and amortization	8,720	14,072
Deferred income taxes	18,410	13,330
Proceeds from sale of loans held for sale, net	11,997	23,437
Daily cash settlement of derivative instruments, net	(272)	(9,417)
Other:
Increase in other assets	(29,476)	(38,618)
Decrease in other liabilities	(79,124)	(60,035)
Net cash provided by operating activities	18,330	16,398

Cash flows from investing activities:
Purchases of investment securities	(1,526,800)	(826,791)
Proceeds from repayments and calls of investment securities	517,330	625,243
Proceeds from sale of investment securities	982,883	206,400
Purchases of non-marketable equity securities	(164,588)	(21,375)
Proceeds from redemption of non-marketable equity securities	155,682	46,313
Purchases of loans	(82,202)	(95,639)
Loan originations and repayments, net	111,854	363,863
Proceeds from sale of loans	29,000	—
Disposition of operating lease equipment	6,366	1,476
Other investing activities	(19,134)	(27,614)
Net cash provided by investing activities	10,391	271,876

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Net increase in deposits	7,635	192,122
Additions to FHLB borrowings	295,000	80,000
Repayments of FHLB borrowings	(95,000)	(605,000)
Dividends paid	(24,078)	(22,176)
Repurchase of common stock	(59,953)	—
Other financing activities	14,832	19,409
Net cash provided by (used in) financing activities	138,436	(335,645)
Net increase (decrease) in cash and cash equivalents	167,157	(47,371)
Cash and cash equivalents, beginning of period	217,784	491,116
Cash and cash equivalents, end of period	$384,941	$443,745

Supplemental disclosure of cash flow information:
Interest paid	$166,505	$204,691
Income taxes paid, net	$25,336	$29,057

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$77,536	$23,797
Transfers from operating lease equipment to equipment held for sale	$11,517	$—
Dividends declared, not paid	$24,250	$23,173
Unsettled securities trades, net	$219,411	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	74,138,066	$741	$271,695	$2,970,988	$(189,595)	$3,053,829
Comprehensive income	—	—	—	61,875	(13,485)	48,390
Dividends ($0.33 per common share)	—	—	—	(24,250)	—	(24,250)
Equity based compensation, net of shares forfeited and surrendered	506,464	5	(2,484)	—	—	(2,479)
Repurchase of common stock	(1,290,324)	(12)	(59,941)	—	—	(59,953)
Balance at March 31, 2026	73,354,206	$734	$209,270	$3,008,613	$(203,080)	$3,015,537

Balance at December 31, 2024	74,748,370	$747	$301,672	$2,796,440	$(284,541)	$2,814,318
Comprehensive income	—	—	—	58,476	48,307	106,783
Dividends ($0.31 per common share)	—	—	—	(23,173)	—	(23,173)
Equity based compensation, net of shares forfeited and surrendered	493,678	5	(351)	—	—	(346)
Balance at March 31, 2025	75,242,048	$752	$301,321	$2,831,743	$(236,234)	$2,897,582

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected in future periods.
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
March 31, 2026

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
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2026	2025
Basic earnings per common share:
Numerator:
Net income	$61,875	$58,476
Distributed and undistributed earnings allocated to participating securities	(911)	(821)
Income allocated to common stockholders for basic earnings per common share	$60,964	$57,655
Denominator:
Weighted average common shares outstanding	74,518,354	74,918,750
Less average unvested stock awards	(1,138,483)	(1,101,408)
Weighted average shares for basic earnings per common share	73,379,871	73,817,342
Basic earnings per common share	$0.83	$0.78
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$60,964	$57,655
Adjustment for earnings reallocated from participating securities	4	4
Income used in calculating diluted earnings per common share	$60,968	$57,659
Denominator:
Weighted average shares for basic earnings per common share	73,379,871	73,817,342
Dilutive effect of certain share-based awards	511,677	562,488
Weighted average shares for diluted earnings per common share	73,891,548	74,379,830
Diluted earnings per common share	$0.83	$0.78
Potentially dilutive unvested shares totaling 1,194,407 and 1,156,257 were outstanding at March 31, 2026 and 2025, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Note 3    Investment Securities
Investment securities include investment securities available for sale and marketable equity securities. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$269,096	$318	$(9,416)	$259,998
U.S. Government agency and sponsored enterprise residential MBS	2,460,359	16,501	(12,196)	2,464,664
U.S. Government agency and sponsored enterprise commercial MBS	720,406	803	(45,484)	675,725
Private label residential MBS and CMOs	2,711,818	1,755	(197,248)	2,516,325
Private label commercial MBS	2,419,501	3,353	(20,392)	2,402,462
Single family real estate-backed securities	187,701	—	(2,100)	185,601
Collateralized loan obligations	773,102	53	(1,330)	771,825
Non-mortgage asset-backed securities	58,717	—	(1,061)	57,656
State and municipal obligations	114,766	239	(6,288)	108,717
SBA securities	58,142	32	(1,604)	56,570
	$9,773,608	$23,054	$(297,119)	$9,499,543
Marketable equity securities				5,625
				$9,505,168

	December 31, 2025
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$275,966	$530	$(7,843)	$268,653
U.S. Government agency and sponsored enterprise residential MBS	2,562,702	16,003	(15,678)	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	576,295	975	(42,907)	534,363
Private label residential MBS and CMOs	2,683,881	2,505	(195,558)	2,490,828
Private label commercial MBS	2,182,983	5,018	(19,891)	2,168,110
Single family real estate-backed securities	227,711	158	(1,977)	225,892
Collateralized loan obligations	780,847	1,315	(1,218)	780,944
Non-mortgage asset-backed securities	59,942	—	(1,177)	58,765
State and municipal obligations	115,193	192	(5,865)	109,520
SBA securities	59,526	26	(1,737)	57,815
	$9,525,046	$26,722	$(293,851)	$9,257,917
Marketable equity securities				5,734
				$9,263,651
Accrued interest receivable on investments totaled $27 million and $30 million at March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

At March 31, 2026, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$827,528	$811,397
Due after one year through five years	5,602,573	5,517,370
Due after five years through ten years	2,224,070	2,129,488
Due after ten years	1,119,437	1,041,288
	$9,773,608	$9,499,543
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FHLB and FRB totaled $7.4 billion and $8.0 billion at March 31, 2026 and December 31, 2025, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Gross realized gains on investment securities AFS	$3,612	$862
Gross realized losses on investment securities AFS	(213)	(37)
Net realized gain	3,399	825

Net gain (loss) on marketable equity securities recognized in earnings	(109)	119

Gain on investment securities, net	$3,290	$944

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$171,607	$(2,378)	$67,877	$(7,038)	$239,484	$(9,416)
U.S. Government agency and sponsored enterprise residential MBS	240,021	(1,911)	487,582	(10,285)	727,603	(12,196)
U.S. Government agency and sponsored enterprise commercial MBS	203,850	(2,549)	349,179	(42,935)	553,029	(45,484)
Private label residential MBS and CMOs	257,361	(1,064)	1,831,631	(196,184)	2,088,992	(197,248)
Private label commercial MBS	307,219	(411)	405,851	(19,981)	713,070	(20,392)
Single family real estate-backed securities	19,965	(22)	140,691	(2,078)	160,656	(2,100)
Collateralized loan obligations	478,065	(685)	64,559	(645)	542,624	(1,330)
Non-mortgage asset-backed securities	44,155	(316)	13,500	(745)	57,655	(1,061)
State and municipal obligations	7,491	(318)	46,570	(5,970)	54,061	(6,288)
SBA securities	—	—	50,813	(1,604)	50,813	(1,604)
	$1,729,734	$(9,654)	$3,458,253	$(287,465)	$5,187,987	$(297,119)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$125,467	$(825)	$97,812	$(7,018)	$223,279	$(7,843)
U.S. Government agency and sponsored enterprise residential MBS	128,974	(471)	637,536	(15,207)	766,510	(15,678)
U.S. Government agency and sponsored enterprise commercial MBS	36,046	(140)	384,952	(42,767)	420,998	(42,907)
Private label residential MBS and CMOs	83,348	(101)	1,897,018	(195,457)	1,980,366	(195,558)
Private label commercial MBS	134,630	(134)	424,672	(19,757)	559,302	(19,891)
Single family real estate-backed securities	—	—	151,818	(1,977)	151,818	(1,977)
Collateralized loan obligations	37,511	(305)	60,791	(913)	98,302	(1,218)
Non-mortgage asset-backed securities	44,173	(298)	14,592	(879)	58,765	(1,177)
State and municipal obligations	12,125	(189)	47,255	(5,676)	59,380	(5,865)
SBA securities	—	—	54,222	(1,737)	54,222	(1,737)
	$602,274	$(2,463)	$3,770,668	$(291,388)	$4,372,942	$(293,851)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three months ended March 31, 2026 and 2025. At March 31, 2026, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At March 31, 2026, 362 securities available for sale were in unrealized loss positions. The amount of unrealized losses related to 109 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $1.0 million and no further analysis with respect to these securities was considered necessary. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at March 31, 2026, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $274.1 million at March 31, 2026, compared to $267.1 million at December 31, 2025, declining by $6.9 million during the three months ended March 31, 2026. While the majority of securities in the portfolio were floating rate at March 31, 2026, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At March 31, 2026, 12 U.S. treasury, 40 U.S. Government agency and sponsored enterprise residential MBS, 28 U.S. Government agency and sponsored enterprise commercial MBS and 14 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2026. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at March 31, 2026, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At March 31, 2026, 118 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our March 31, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 2.8% compared to weighted average credit support of 18.7%. As of March 31, 2026, 91% of impaired securities in this category, based on carrying value, were externally rated AAA, 3% were rated AA, 4% were rated A and one security was not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Private label commercial MBS
At March 31, 2026, 20 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our March 31, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 7.4% compared to weighted average credit support of 42.1%. As of March 31, 2026, 80% of impaired securities in this category, based on carrying value, were externally rated AAA, 10% were rated AA and 10% were rated A. There was no single-asset, single-borrower exposure.
Single family real estate-backed securities
At March 31, 2026, five single family real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our March 31, 2026 analysis projected weighted average collateral losses for this category of 6.4% compared to weighted average credit support of 60.3%. As of March 31, 2026, 55% of impaired securities in this category, based on carrying value, were externally rated AAA and 45% were rated AA.
Collateralized loan obligations
At March 31, 2026, eight collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at March 31, 2026. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. The high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our March 31, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 15.1% compared to weighted average credit support of 41.4%. As of March 31, 2026, 87% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 13% were rated AA.
Non-mortgage asset-backed securities
At March 31, 2026, three non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our March 31, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 3.4% compared to weighted average credit support of 35.3%. As of March 31, 2026, 21% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 79% were rated AA.
State and Municipal Obligations
At March 31, 2026, five state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of March 31, 2026, 8% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 92% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$6,146,307	25.5%	$6,105,207	25.2%
Construction and land	740,104	3.1%	705,664	2.9%
Owner occupied commercial real estate	2,023,527	8.4%	2,020,572	8.3%
Commercial and industrial	6,862,405	28.3%	7,008,903	28.8%
Pinnacle - municipal finance	616,486	2.6%	619,374	2.6%
Franchise and equipment finance	84,709	0.4%	102,746	0.4%
Mortgage warehouse lending	805,037	3.3%	728,241	3.0%
	17,278,575	71.6%	17,290,707	71.2%
Residential:
1-4 single family residential	5,972,932	24.7%	6,091,959	25.1%
Government insured residential	883,422	3.7%	891,041	3.7%
	6,856,354	28.4%	6,983,000	28.8%
Total loans	24,134,929	100.0%	24,273,707	100.0%
Allowance for credit losses	(208,790)		(219,825)
Loans, net	$23,926,139		$24,053,882
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $23 million and $22 million at March 31, 2026 and December 31, 2025, respectively. The amortized cost of PCD loans totaled $31 million and $32 million at March 31, 2026 and December 31, 2025, respectively.
Included in loans, net are direct or sales type finance leases totaling $381 million at both March 31, 2026 and December 31, 2025. The amount of income recognized from direct or sales type finance leases for the three months ended March 31, 2026 and 2025 totaled $2.3 million and $2.9 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three months ended March 31, 2026 and 2025 the Company purchased residential loans totaling $82 million and $96 million, respectively.
At March 31, 2026 and December 31, 2025, the Company had pledged loans with a carrying value of approximately $15.9 billion and $15.6 billion, respectively, as security for FHLB advances and FHLB and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $115 million and $113 million at March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three months ended March 31, 2026 and 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026			2025
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$208,412	$11,413	$219,825	$211,203	$11,950	$223,153
Provision (recovery)	26,185	(1,082)	25,103	12,346	3,617	15,963
Charge-offs	(36,796)	—	(36,796)	(22,757)	—	(22,757)
Recoveries	658	—	658	3,388	—	3,388
Ending balance	$198,459	$10,331	$208,790	$204,180	$15,567	$219,747
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined by weighting three third-party provided economic scenarios.
The ACL was 0.87% of total loans at March 31, 2026 compared to 0.91% at December 31, 2025. The two most significant factors impacting the ACL for the three months ended March 31, 2026 were net charge-offs, partially offset by increases in specific reserves. The ACL was also impacted, although to a lesser extent, by an increase in certain qualitative factors and decreases related to (i) improvement in the economic forecast, (ii) changes in portfolio composition and borrower financial performance and (iii) routine modeling and assumption updates.
The following table presents gross charge-offs during the three months ended March 31, 2026, by year of origination (in thousands):

	Gross Charge-offs By Loan Origination Year
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$338	$—	$338
C&I	—	26	—	16,555	12,820	49	7,008	36,458
	$—	$26	$—	$16,555	$12,820	$387	$7,008	$36,796
The following table presents the components of the provision for (recovery of) credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Amount related to funded portion of loans	$25,103	$15,963
Amount related to off-balance sheet credit exposures	(517)	(852)
Total provision for credit losses	$24,586	$15,111

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Commercial credit exposure based on internal risk rating (in thousands):

	March 31, 2026
	Amortized Cost By Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
CRE
Pass	$277,373	$1,917,330	$860,826	$764,402	$811,037	$1,569,642	$124,885	$6,325,495
Special mention	—	—	—	16,647	21,370	29,379	—	67,396
Substandard	—	—	—	—	87,190	405,333	94	492,617
Doubtful	—	—	—	—	—	903	—	903
Total CRE	$277,373	$1,917,330	$860,826	$781,049	$919,597	$2,005,257	$124,979	$6,886,411
C&I
Pass	$306,398	$1,577,262	$1,108,925	$675,343	$662,043	$1,268,177	$2,800,776	$8,398,924
Special mention	—	—	7,214	61,996	24,218	5,319	11,716	110,463
Substandard	—	7,569	45,097	41,515	78,633	116,055	47,821	336,690
Doubtful	—	—	3,293	8,580	1,790	15,564	10,628	39,855
Total C&I	$306,398	$1,584,831	$1,164,529	$787,434	$766,684	$1,405,115	$2,870,941	$8,885,932
Pinnacle - municipal finance
Pass	$25,515	$92,721	$33,490	$49,169	$62,509	$353,082	$—	$616,486
Total Pinnacle - municipal finance	$25,515	$92,721	$33,490	$49,169	$62,509	$353,082	$—	$616,486
Franchise and equipment finance
Pass	$—	$—	$—	$1,716	$2,560	$76,011	$—	$80,287
Substandard	—	—	—	—	1,140	3,282	—	4,422
Total Franchise and equipment finance	$—	$—	$—	$1,716	$3,700	$79,293	$—	$84,709
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$805,037	$805,037
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$805,037	$805,037

	December 31, 2025
	Amortized Cost By Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
CRE
Pass	$1,836,664	$870,799	$822,536	$826,480	$382,747	$1,286,442	$119,505	$6,145,173
Special mention	—	—	16,422	21,436	12,154	32,135	—	82,147
Substandard	34,723	—	—	87,201	105,074	356,553	—	583,551
Total CRE	$1,871,387	$870,799	$838,958	$935,117	$499,975	$1,675,130	$119,505	$6,810,871
C&I
Pass	$1,693,466	$1,159,621	$795,383	$674,292	$337,040	$1,001,431	$2,852,094	$8,513,327
Special mention	—	13,739	17,160	36,538	5,255	—	20,170	92,862
Substandard	1,167	24,280	65,788	90,484	20,650	104,078	68,592	375,039
Doubtful	—	—	13,462	6,377	14,954	—	13,454	48,247
Total C&I	$1,694,633	$1,197,640	$891,793	$807,691	$377,899	$1,105,509	$2,954,310	$9,029,475
Pinnacle - municipal finance
Pass	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Total Pinnacle - municipal finance	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Franchise and equipment finance
Pass	$—	$—	$1,778	$3,125	$22,423	$58,739	$—	$86,065
Substandard	—	—	—	—	—	16,681	—	16,681
Total Franchise and equipment finance	$—	$—	$1,778	$3,125	$22,423	$75,420	$—	$102,746
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$728,241	$728,241
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$728,241	$728,241

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

At March 31, 2026 and December 31, 2025, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Special mention	$177,859	$175,009
Substandard - accruing	622,436	674,368
Substandard - non-accruing	211,293	300,903
Doubtful	40,758	48,247
Total	$1,052,346	$1,198,527
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential loans, other than government insured residential loans. Delinquency status is updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated semi-annually, and were most recently updated in the first quarter of 2026. LTVs are typically at origination. Substantially all of the government insured residential loans are government insured Buyout Loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment, wages and interest rates, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	March 31, 2026
	Amortized Cost By Origination Year
Days Past Due	2026	2025	2024	2023	2022	Prior	Total
Current	$29,465	$253,442	$172,056	$207,983	$899,504	$4,334,418	$5,896,868
30 - 59 Days Past Due	—	5,412	824	3,308	6,402	37,349	53,295
60 - 89 Days Past Due	—	—	—	—	—	5,177	5,177
90 Days or More Past Due	—	159	1,728	72	1,777	13,856	17,592
	$29,465	$259,013	$174,608	$211,363	$907,683	$4,390,800	$5,972,932

	December 31, 2025
	Amortized Cost By Origination Year
Days Past Due	2025	2024	2023	2022	2021	Prior	Total
Current	$245,592	$197,279	$232,600	$920,112	$2,543,128	$1,883,061	$6,021,772
30 - 59 Days Past Due	2,445	72	884	7,390	17,045	20,263	48,099
60 - 89 Days Past Due	395	—	—	—	1,471	2,602	4,468
90 Days or More Past Due	159	2,016	72	975	5,380	9,018	17,620
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	March 31, 2026
	Amortized Cost By Origination Year
LTV	2026	2025	2024	2023	2022	Prior	Total
Less than 61%	$2,405	$41,417	$21,195	$38,441	$209,933	$1,652,587	$1,965,978
61% - 70%	11,687	45,403	21,614	24,231	233,493	1,143,927	1,480,355
71% - 80%	6,174	106,280	102,655	120,155	460,842	1,532,408	2,328,514
More than 80%	9,199	65,913	29,144	28,536	3,415	61,878	198,085
	$29,465	$259,013	$174,608	$211,363	$907,683	$4,390,800	$5,972,932

	December 31, 2025
	Amortized Cost By Origination Year
LTV	2025	2024	2023	2022	2021	Prior	Total
Less than 61%	$42,822	$25,252	$41,263	$213,007	$1,035,507	$652,497	$2,010,348
61% - 70%	43,662	24,753	28,681	241,588	715,135	454,229	1,508,048
71% - 80%	102,327	116,351	133,730	470,437	785,474	775,835	2,384,154
More than 80%	59,780	33,011	29,882	3,445	30,908	32,383	189,409
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	March 31, 2026
	Amortized Cost By Origination Year
FICO	2026	2025	2024	2023	2022	Prior	Total
760 or greater	$20,819	$186,848	$133,637	$149,216	$643,530	$3,378,969	$4,513,019
720 - 759	8,646	45,407	25,981	29,304	142,683	591,555	843,576
719 or less or not available	—	26,758	14,990	32,843	121,470	420,276	616,337
	$29,465	$259,013	$174,608	$211,363	$907,683	$4,390,800	$5,972,932

	December 31, 2025
	Amortized Cost By Origination Year
FICO	2025	2024	2023	2022	2021	Prior	Total
760 or greater	$178,910	$145,699	$167,837	$671,820	$2,058,226	$1,395,521	$4,618,013
720 - 759	54,894	35,812	37,624	144,931	324,779	287,334	885,374
719 or less or not available	14,787	17,856	28,095	111,726	184,019	232,089	588,572
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Past Due and Non-Accrual Loans
The following table presents an aging of loans at the dates indicated (in thousands):

	March 31, 2026					December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost
CRE	$6,832,422	$23,421	$—	$30,568	$6,886,411	$6,768,897	$751	$14,867	$26,356	$6,810,871
C&I	8,746,304	32,694	8,809	98,125	8,885,932	8,893,254	6,136	48,711	81,374	9,029,475
Pinnacle - municipal finance	616,486	—	—	—	616,486	619,374	—	—	—	619,374
Franchise and equipment finance	84,709	—	—	—	84,709	102,746	—	—	—	102,746
Mortgage warehouse lending	805,037	—	—	—	805,037	728,241	—	—	—	728,241
1-4 single family residential	5,896,868	53,295	5,177	17,592	5,972,932	6,021,772	48,099	4,468	17,620	6,091,959
Government insured residential	575,598	83,140	28,098	196,586	883,422	604,334	101,672	25,926	159,109	891,041
	$23,557,424	$192,550	$42,084	$342,871	$24,134,929	$23,738,618	$156,658	$93,972	$284,459	$24,273,707
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $30 million ($24 million of C&I and $6 million of CRE) and $34 million at March 31, 2026 and December 31, 2025, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $197 million and $159 million at March 31, 2026 and December 31, 2025, respectively, substantially all of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$75,487	$25,166	$108,959	$74,976
C&I	175,424	53,208	238,267	88,112
Franchise and equipment finance	1,140	1,140	2,516	2,516
1-4 single family residential	22,639	—	22,876	—
	$274,690	$79,514	$372,618	$165,604
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $33.8 million and $37.9 million at March 31, 2026 and December 31, 2025, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three months ended March 31, 2026 and 2025. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the three months ended March 31, 2026 and 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Collateral dependent loans
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$75,471	$74,144	$112,494	$112,071
C&I	160,006	120,152	170,222	142,356
Franchise and equipment finance	1,140	1,140	2,516	2,516
	$236,617	$195,436	$285,232	$256,943
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. There were no significant changes to the extent to which collateral secured collateral dependent loans during the three months ended March 31, 2026.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $115 million, of which $105 million was government insured at March 31, 2026, and $104 million, of which $96 million was government insured at December 31, 2025. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at March 31, 2026 and December 31, 2025.
Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three months ended March 31, 2026
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Other (1)	Total	% Modified in Portfolio Segment
CRE	$—	$7,491	$—	$—	$—	$—	$—	$7,491	—%
C&I	120	1,866	—	—	—	—	23,217	25,203	—%
1-4 single family residential	767	—	—	—	—	—	—	767	—%
Government insured residential	—	3,539	—	996	—	—	—	4,535	1%
	$887	$12,896	$—	$996	$—	$—	$23,217	$37,996	—%

(1)Other modifications includes loans that experienced a combination of Interest Rate Reduction, Term Extension and Other than Insignificant Payment Delays.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

	Three months ended March 31, 2025
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Other (1)	Total	% Modified in Portfolio Segment
CRE	$—	$—	$—	$—	$9,006	$—	$—	$9,006	—%
C&I	—	8,551	20,673	—	—	6,949	—	36,173	—%
Government insured residential	—	6,299	—	1,953	—	—	—	8,252	1%
	$—	$14,850	$20,673	$1,953	$9,006	$6,949	$—	$53,431	—%

The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three months ended March 31, 2026
Financial Effect
Interest Rate Reduction:
C&I	Reduced weighted average contractual interest rate from 11.3% to 9.8%.
1-4 single family residential	Reduced weighted average contractual interest rate from 6.5% to 6.1%.
Term Extension:
CRE	Added a weighted average 0.2 year to the term of the modified loans.
C&I	Added a weighted average 0.3 year to the term of the modified loans.
Government insured residential	Added a weighted average 13.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 6.9% to 6.3% and added a weighted average 3.9 years to the term of the modified loans.
Other:
C&I	Reduced weighted average contractual interest rate from 11.7% to 8.2%, added a weighted average 1.9 years to the term of the modified loans, and provided 3.8 years of payment deferral.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Three months ended March 31, 2025
Financial Effect
Term Extension:
C&I	Added a weighted average 0.3 year to the term of the modified loans.
Government insured residential	Added a weighted average 11.3 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.8 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.4% to 7.3% and added a weighted average 1.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Other than Insignificant Payment Delays:
CRE	Reduced weighted average contractual interest rate from 4.3% to 3.5% and provided 0.7 year of payment deferral.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 0.6 year to the term of the modified loans and provided 1.3 years of payment deferral.
The following tables present the aging at the dates indicated, of loans that were modified within the previous 12 months (in thousands):

	March 31, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$102,017	$—	$—	$—	$102,017
C&I	28,903	—	3,089	—	31,992
1-4 single family residential	886	—	—	—	886
Government insured residential	8,131	3,917	3,737	22,605	38,390
	$139,937	$3,917	$6,826	$22,605	$173,285

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$76,644	$—	$—	$16,450	$93,094
C&I	180,333	10,338	—	1,500	192,171
Franchise and equipment finance	1,560	—	—	—	1,560
1-4 single family residential	169	—	—	—	169
Government insured residential	9,018	4,684	3,275	13,202	30,179
	$267,724	$15,022	$3,275	$31,152	$317,173

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The following table summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended March 31,
	2026			2025
		Combination			Combination
	Term Extension	Interest Rate Reduction and Term Extension	Total	Term Extension	Interest Rate Reduction and Term Extension	Total
Government insured residential	6,136	2,968	9,104	5,060	1,333	6,393
	$6,136	$2,968	$9,104	$5,060	$1,333	$6,393
Note 5    Income Taxes
The Company’s effective income tax rate was 24.3% and 27.0% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2026 and 2025 primarily due to the impact of state income taxes.
Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2026			December 31, 2025
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,805,000	$2,356	$(8,127)	$4,555,000	$7,104	$(1,955)
Interest rate collar	125,000	—	—	125,000	1	—
	$3,930,000	$2,356	$(8,127)	$4,680,000	$7,105	$(1,955)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$—	$1,345
Interest expense on borrowings	949	6,041
Interest income on loans	574	(1,304)
	$1,523	$6,082
During the three months ended March 31, 2026 and 2025, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

As of March 31, 2026, the amount of net loss expected to be reclassified from AOCI into earnings during the next 12 months was $1.1 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
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
These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized in earnings. Fees recognized related to these derivative instruments were $2.7 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively, and are included in "capital markets income" in the accompanying consolidated statements of income.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	March 31, 2026			December 31, 2025
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$4,278,588	$28,743	$(33,771)	$4,136,758	$26,526	$(50,883)
Pay-variable interest rate swaps	4,278,588	33,894	(28,743)	4,136,758	51,012	(26,526)
Interest rate caps and collars purchased	230,846	510	(21)	280,537	198	(42)
Interest rate caps and collars sold	230,846	21	(510)	280,537	42	(198)
RPAs purchased	246,276	271	—	245,198	273	—
RPAs sold	365,143	—	(187)	357,889	—	(212)
	$9,630,287	$63,439	$(63,232)	$9,437,677	$78,051	$(77,861)

(1)Fair values of these derivatives are included in other assets and other liabilities in the consolidated balance sheets. The notional amount and fair value of the foreign currency forward derivative contracts not designated as hedging instruments were not significant at March 31, 2026 and December 31, 2025.
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
March 31, 2026

Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate derivative instruments subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2026
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$31,609	$—	$31,609	$(18,294)	$(13,261)	$54
Derivative liabilities	(41,919)	—	(41,919)	18,294	22,151	(1,474)
	$(10,310)	$—	$(10,310)	$—	$8,890	$(1,420)

	December 31, 2025
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$33,829	$—	$33,829	$(23,382)	$(9,258)	$1,189
Derivative liabilities	(52,880)	—	(52,880)	23,382	29,498	—
	$(19,051)	$—	$(19,051)	$—	$20,240	$1,189
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026			2025
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains arising during the period	$(3,538)	$920	$(2,618)	$68,469	$(17,802)	$50,667
Amounts reclassified to gain on investment securities available for sale, net	(3,399)	884	(2,515)	(825)	214	(611)
Net change in unrealized gains (losses) on investment securities available for sale	(6,937)	1,804	(5,133)	67,644	(17,588)	50,056
Unrealized gains (losses) on derivative instruments:
Net unrealized holding losses arising during the period	(9,764)	2,539	(7,225)	3,718	(967)	2,751
Amounts reclassified to interest expense on deposits	—	—	—	(1,345)	350	(995)
Amounts reclassified to interest expense on borrowings	(949)	247	(702)	(6,041)	1,571	(4,470)
Amounts reclassified to interest income on loans	(574)	149	(425)	1,304	(339)	965
Net change in unrealized gains (losses) on derivative instruments	(11,287)	2,935	(8,352)	(2,364)	615	(1,749)
Other comprehensive income	$(18,224)	$4,739	$(13,485)	$65,280	$(16,973)	$48,307

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2025	$(197,673)	$8,078	$(189,595)
Other comprehensive loss	(5,133)	(8,352)	(13,485)
Balance at March 31, 2026	$(202,806)	$(274)	$(203,080)

Balance at December 31, 2024	$(300,161)	$15,620	$(284,541)
Other comprehensive income (loss)	50,056	(1,749)	48,307
Balance at March 31, 2025	$(250,105)	$13,871	$(236,234)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2026
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$259,998	$—	$259,998
U.S. Government agency and sponsored enterprise residential MBS	—	2,464,664	2,464,664
U.S. Government agency and sponsored enterprise commercial MBS	—	675,725	675,725
Private label residential MBS and CMOs	—	2,516,325	2,516,325
Private label commercial MBS	—	2,402,462	2,402,462
Single family real estate-backed securities	—	185,601	185,601
Collateralized loan obligations	—	771,825	771,825
Non-mortgage asset-backed securities	—	57,656	57,656
State and municipal obligations	—	108,717	108,717
SBA securities	—	56,570	56,570
Marketable equity securities	5,625	—	5,625
Derivative assets	—	65,795	65,795
Total assets at fair value	$265,623	$9,305,340	$9,570,963
Derivative liabilities	$—	$(71,359)	$(71,359)
Total liabilities at fair value	$—	$(71,359)	$(71,359)

	December 31, 2025
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$268,653	$—	$268,653
U.S. Government agency and sponsored enterprise residential MBS	—	2,563,027	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	—	534,363	534,363
Private label residential MBS and CMOs	—	2,490,828	2,490,828
Private label commercial MBS	—	2,168,110	2,168,110
Single family real estate-backed securities	—	225,892	225,892
Collateralized loan obligations	—	780,944	780,944
Non-mortgage asset-backed securities	—	58,765	58,765
State and municipal obligations	—	109,520	109,520
SBA securities	—	57,815	57,815
Marketable equity securities	5,734	—	5,734
Derivative assets	—	85,156	85,156
Total assets at fair value	$274,387	$9,074,420	$9,348,807
Derivative liabilities	$—	$(79,816)	$(79,816)
Total liabilities at fair value	$—	$(79,816)	$(79,816)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	March 31, 2026	December 31, 2025
Collateral dependent loans	$122,274	$183,259
OREO	963	512
	$123,237	$183,771
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$384,941	$384,941	$217,784	$217,784
Investment securities	1/2	$9,505,168	$9,505,168	$9,263,651	$9,263,651
Non-marketable equity securities	2	$149,590	$149,590	$140,684	$140,684
Loans, net	3	$23,926,139	$23,562,053	$24,053,882	$23,707,267
Derivative assets	2	$65,795	$65,795	$85,156	$85,156
Liabilities:
Demand, savings and money market deposits	2	$25,333,234	$25,333,234	$25,464,221	$25,464,221
Time deposits	2	$4,026,866	$4,021,434	$3,888,684	$3,887,392
FHLB advances	2	$1,755,000	$1,755,003	$1,555,000	$1,555,021
Notes and other borrowings	2	$319,340	$315,660	$319,740	$318,456
Derivative liabilities	2	$71,359	$71,359	$79,816	$79,816
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
March 31, 2026

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
Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial and commercial real estate lines of credit to existing customers, for many of which additional extensions of credit are subject to borrowing base requirements. Some of these commitments may mature without being fully funded, some may not necessarily represent future liquidity requirements.
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
Total lending related commitments outstanding at March 31, 2026 were as follows (in thousands):

Commitments to fund loans	$308,692
Unfunded commitments under lines of credit	4,962,740
Commercial and standby letters of credit	224,220
$5,495,652
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$8,463,491	—%	$7,413,117	—%
Interest bearing	6,033,099	2.91%	4,811,826	3.36%
Savings and money market	10,245,692	2.90%	10,833,734	3.44%
Time	3,751,256	3.48%	4,326,750	3.99%
	$28,493,538	2.12%	$27,385,427	2.58%
Time deposit accounts with balances greater than $250,000 totaled $764 million and $774 million at March 31, 2026 and December 31, 2025, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The following table presents maturities of time deposits as of March 31, 2026 (in thousands):

Maturing in:
2026	$3,863,417
2027	133,743
2028	27,455
2029	912
2030	817
Thereafter	522
$4,026,866
Included in deposits are public funds deposits of $3.1 billion and $3.2 billion, at March 31, 2026 and December 31, 2025, respectively, and brokered deposits of $4.6 billion and $4.9 billion at March 31, 2026 and December 31, 2025, respectively.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest bearing demand	$43,294	$39,893
Savings and money market	73,278	91,779
Time	32,122	42,538
	$148,694	$174,210
We incur costs related to certain deposit rebate and commission programs. During the three months ended March 31, 2026 and 2025, costs related to those programs that were correlated with the balance in the related deposit accounts totaled $13.2 million in each period. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2026 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2025 Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future", "could", and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by external circumstances outside the Company's direct control, such as adverse events impacting the financial services industry. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2025 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
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
Quarterly Highlights include:
•Net income for the three months ended March 31, 2026 was $61.9 million, or $0.83 per diluted share, compared to $69.3 million, or $0.90, per diluted share for the immediately preceding three months ended December 31, 2025 and $58.5 million, or $0.78 per diluted share for the three months ended March 31, 2025. PPNR increased by 12%, to $106.3 million for the three months ended March 31, 2026, from $95.2 million for the three months ended March 31, 2025.
•For the three months ended March 31, 2026, the annualized ROAA was 0.72% and annualized ROAE was 8.1%.
•The net interest margin, calculated on a tax-equivalent basis, declined to 2.99% for the three months ended March 31, 2026 from 3.06% for the immediately preceding quarter, reflecting seasonal trends; however the net interest margin increased 18 bps from 2.81% for the three months ended March 31, 2025. The decrease in the net interest margin from the immediately preceding quarter was primarily a result of variable rate assets repricing faster than continued improvement in funding cost and funding mix dynamics.
•The average cost of total deposits declined to 2.12% for the three months ended March 31, 2026, from 2.18% for the immediately preceding quarter, and 2.58% for the three months ended March 31, 2025. The spot APY of total deposits declined to 2.09% at March 31, 2026 from 2.10% at December 31, 2025.
•Total deposits, excluding brokered deposits, grew by $277 million for the three months ended March 31, 2026. NIDDA declined by $166 million during the three months ended March 31, 2026, primarily due to seasonality, and represented 30% of total deposits at March 31, 2026. NIDDA grew by $875 million compared to March 31, 2025, one year ago.

•Wholesale funding, including FHLB advances and brokered deposits, declined by $70 million for the three months ended March 31, 2026.
•Total loans declined by $139 million for the three months ended March 31, 2026. Core loans increased by $9 million, impacted by seasonally low commercial volume in the first quarter. Residential, franchise, equipment and municipal finance portfolios declined by a combined $148 million reflective of our balance sheet repositioning strategy.
•The loan to deposit ratio declined to 82.3% at March 31, 2026, from 82.7% at December 31, 2025.
•Total criticized and classified loans declined by $146 million, or 12%, while non-performing loans declined by $98 million, or 26%, for the three months ended March 31, 2026. The NPA ratio at March 31, 2026 was 0.79%, including 0.10% related to the guaranteed portion of non-performing SBA loans, compared to 1.08% including 0.11% related to the guaranteed portion of non-performing SBA loans at December 31, 2025. The annualized net charge-off ratio for the three months ended March 31, 2026, was 0.61%; the net charge-off for the trailing twelve months was 0.37%.
•The ratio of the ACL to total loans declined to 0.87% at March 31, 2026, from 0.91% at December 31, 2025. The ratio of the ACL to non-performing loans increased to 75.90% at March 31, 2026 from 58.99% at December 31, 2025, reflecting the decline in non-performing loans. The provision for credit losses was $24.6 million for the three months ended March 31, 2026, compared to $15.1 million for the three months ended March 31, 2025.
•At March 31, 2026, CET1 was 12.2%. The ratio of tangible common equity to tangible assets was 8.3%.
•Book value and tangible book value per common share were, $41.11 and $40.05, respectively, at March 31, 2026, compared to $41.19 and $40.14, respectively, at December 31, 2025.
•During the three months ended March 31, 2026, the Company repurchased approximately 1.3 million shares of its common stock for an aggregate purchase price of $60.0 million. In January 2026, the Company's Board of Directors authorized the repurchase of up to an additional $200 million in shares of its outstanding common stock.
•The Company announced an increase of $0.02 per share in its common stock dividends for the three months ended March 31, 2026, to $0.33 per common share, a 6% increase from the previous level of $0.31 per share.
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

	Three Months Ended March 31,			Three Months Ended December 31,			Three Months Ended March 31,
	2026			2025			2025
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,835,417	$312,812	5.31%	$23,697,215	$320,252	5.37%	$23,933,938	$324,113	5.48%
Investment securities (3)	9,471,480	106,953	4.55%	9,583,958	118,573	4.93%	9,104,228	114,590	5.07%
Other interest earning assets	672,001	5,794	3.49%	737,306	6,986	3.76%	788,547	8,436	4.33%
Total interest earning assets	33,978,898	425,559	5.06%	34,018,479	445,811	5.21%	33,826,713	447,139	5.34%
Allowance for credit losses	(218,808)			(222,451)			(228,158)
Non-interest earning assets	1,328,791			1,389,731			1,376,904
Total assets	$35,088,881			$35,185,759			$34,975,459
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$6,033,099	$43,294	2.91%	$6,072,259	$48,032	3.14%	$4,811,826	$39,893	3.36%
Savings and money market deposits	10,245,692	73,278	2.90%	10,123,959	77,378	3.03%	10,833,734	91,779	3.44%
Time deposits	3,751,256	32,122	3.48%	3,449,304	30,465	3.50%	4,326,750	42,538	3.99%
Total interest bearing deposits	20,030,047	148,694	3.01%	19,645,522	155,875	3.15%	19,972,310	174,210	3.54%
FHLB advances	2,193,944	19,897	3.68%	2,486,250	24,065	3.84%	2,991,389	27,206	3.69%
Notes and other borrowings	366,487	4,608	5.03%	328,322	4,253	5.18%	709,037	9,134	5.15%
Total interest bearing liabilities	22,590,478	173,199	3.11%	22,460,094	184,193	3.26%	23,672,736	210,550	3.61%
Non-interest bearing demand deposits	8,463,491			8,708,397			7,413,117
Other non-interest bearing liabilities	930,784			922,581			1,004,917
Total liabilities	31,984,753			32,091,072			32,090,770
Stockholders' equity	3,104,128			3,094,687			2,884,689
Total liabilities and stockholders' equity	$35,088,881			$35,185,759			$34,975,459
Net interest income		$252,360			$261,618			$236,589
Interest rate spread			1.95%			1.95%			1.73%
Net interest margin			2.99%			3.06%			2.81%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $2.7 million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025. The tax-equivalent adjustment for tax-exempt investment securities was $0.7 million for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025.
(2)Annualized.
(3)At fair value.
Three months ended March 31, 2026 compared to the three months ended December 31, 2025
Net interest income, calculated on a tax-equivalent basis, was $252.4 million for the three months ended March 31, 2026, compared to $261.6 million for the three months ended December 31, 2025, a decrease of $9.3 million. The decrease was comprised of decreases in tax-equivalent interest income and interest expense of $20.3 million and $11.0 million, respectively. The quarter-over-quarter decline in interest income was primarily due to lower yields on earning assets as coupon rates on floating rate instruments reset down, and was further impacted by lower SOFR/Fed fund basis. The decline in interest expense primarily related to a lower average cost of funds.

The net interest margin, calculated on a tax-equivalent basis, was 2.99% for the three months ended March 31, 2026, compared to 3.06% for the three months ended December 31, 2025. The decline reflected variable rate assets repricing faster than the continued improvement in funding cost and funding mix dynamics. Factors impacting the net interest margin for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 included:
•The tax-equivalent yield on investment securities decreased to 4.55% for the three months ended March 31, 2026, from 4.93% for the three months ended December 31, 2025 primarily impacted by resets on variable rate securities.
•The tax-equivalent yield on loans decreased to 5.31% for the three months ended March 31, 2026, from 5.37% for the three months ended December 31, 2025, reflecting the impact of declining market rates on the predominantly floating-rate commercial loan portfolio.
•The average cost of interest bearing deposits decreased to 3.01% for the three months ended March 31, 2026, from 3.15% for the three months ended December 31, 2025 as we continued to reduce deposit pricing in response to a lower federal fund rate. The average cost of interest bearing deposits was impacted by seasonal declines in average NIDDA, which resulted in increased reliance on higher-cost wholesale funding, including brokered deposits.
•The average rate paid on FHLB advances decreased to 3.68% for the three months ended March 31, 2026, from 3.84% for the three months ended December 31, 2025, driven by repayment of higher rate short-term advances, partially offset by the maturities of some cash flow hedges.
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net interest income, calculated on a tax-equivalent basis, was $252.4 million for the three months ended March 31, 2026 compared to $236.6 million for the three months ended March 31, 2025, an increase of $15.8 million. The increase was comprised of decreases in tax-equivalent interest income and interest expense of $21.6 million and $37.4 million, respectively.
The decrease in tax-equivalent interest income for the three months ended March 31, 2026 compared to the three months ended three months ended March 31, 2025 was attributable to a decrease in the yields on interest earnings assets. The decrease in interest expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was attributable to decreases in both average balance and cost of interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, increased to 2.99% for the three months ended March 31, 2026, from 2.81% for the three months ended March 31, 2025. The increase in the net interest margin for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily a result of balance sheet repositioning, particularly an improved funding mix. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, average NIDDA grew by $1.1 billion while average FHLB advances declined by $797 million. Average NIDDA was 29.7% of average total deposits for the three months ended March 31, 2026, up from 27.1% for the three months ended March 31, 2025. Within interest bearing deposits, there was a shift from generally higher priced time deposits to generally lower priced forms of interest bearing deposits. On the asset side of the balance sheet, average core loans increased to 67.9% of average loans from 64.8% of average loans, while residential loans declined to 29.1% of average loans from 31.4% of average loans.
Decreased yields on average interest earnings assets as well as the decrease in the cost of interest bearing liabilities were primarily attributable to rate cuts throughout the later part of 2025.
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

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Amount related to funded portion of loans	$25,103	$15,963
Amount related to off-balance sheet credit exposures	(517)	(852)
Total provision for credit losses	$24,586	$15,111
The most significant factor impacting the provision for credit losses for the three months ended March 31, 2026 was an increase in specific reserves, primarily related to two C&I loans in unrelated industries.
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
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Deposit service charges and fees	$6,219	$5,235
Gain on investment securities, net	3,290	944
Lease financing	3,347	4,313
Capital markets income:
Derivative income	2,657	3,229
Loan syndication fees	591	1,332
Foreign exchange fees	436	234
Total capital markets income	3,684	4,795
Other non-interest income	8,160	6,983
Total non-interest income	$24,700	$22,270
The more significant items included in other non-interest income in the table above typically may include commercial card revenue, lending related fees other than origination fees, and BOLI income. The increase for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily a result of increase in commercial card revenue.
Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Employee compensation and benefits	$96,689	$82,746
Occupancy and equipment	11,002	11,343
Deposit insurance expense	(1,026)	7,227
Technology	22,415	22,780
Depreciation of operating lease equipment	3,366	4,009
Deposit related rebate and commission costs	13,229	13,162
Other non-interest expense	21,688	18,959
Total non-interest expense	$167,363	$160,226

The increase in compensation was primarily attributable to increased head count as we invest in the growth of the franchise and routine salary increases. Employee compensation and benefits for the three months ended March 31, 2026 includes an additional $5.4 million compensation related expense.
The decrease in deposit insurance expense was primarily attributable to a $6.7 million release of FDIC special assessment accrual during the three months ended March 31, 2026. A lower base assessment rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, also contributed to the decline in deposit insurance expense.
Analysis of Financial Condition
We have continued to execute on our organic balance sheet transformation strategy, focused on improving both the funding profile and asset mix. For the three months ended March 31, 2026, total deposits remained relatively stable, increasing by $7 million, while non-brokered deposits increased by $277 million over the same period. Wholesale funding, including FHLB advances and brokered deposits, declined by $70 million. NIDDA declined by $166 million representing 30% of total deposits, primarily due to seasonality. Year-over-year, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, average NIDDA increased by $1.1 billion, consistent with continued progress in improving our funding profile.
Total loans declined by $139 million for the three months ended March 31, 2026, primarily due to seasonally low commercial volume and continued runoff of non-core loans. Core loans increased by $9 million while the residential, franchise, equipment and municipal finance portfolios declined by $148 million. The securities portfolio grew by $242 million for the three months ended March 31, 2026. The loan-to-deposit ratio was 82.3% at March 31, 2026 compared to 82.7% at December 31, 2025.
Investment Securities
The following table shows the amortized cost and carrying value, which is fair value, of investment securities at the dates indicated (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$269,096	$259,998	$275,966	$268,653
U.S. Government agency and sponsored enterprise residential MBS	2,460,359	2,464,664	2,562,702	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	720,406	675,725	576,295	534,363
Private label residential MBS and CMOs	2,711,818	2,516,325	2,683,881	2,490,828
Private label commercial MBS	2,419,501	2,402,462	2,182,983	2,168,110
Single family real estate-backed securities	187,701	185,601	227,711	225,892
Collateralized loan obligations	773,102	771,825	780,847	780,944
Non-mortgage asset-backed securities	58,717	57,656	59,942	58,765
State and municipal obligations	114,766	108,717	115,193	109,520
SBA securities	58,142	56,570	59,526	57,815
	$9,773,608	$9,499,543	$9,525,046	$9,257,917
Marketable equity securities		5,625		5,734
		$9,505,168		$9,263,651
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, CLOs, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 1.93 years and the estimated weighted average life of the portfolio was 5.2 years as of March 31, 2026. Approximately 65% of the securities portfolio was floating rate at March 31, 2026.

The investment securities AFS portfolio was in a net unrealized loss position of $274.1 million at March 31, 2026, increasing by $6.9 million compared to a net unrealized loss position of $267.1 million at December 31, 2025. Net unrealized losses at March 31, 2026 included $23.1 million of gross unrealized gains and $297.1 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at March 31, 2026 had an aggregate fair value of $5.2 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.
The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

March 31, 2026	December 31, 2025

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
We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity. At March 31, 2026, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. For additional disclosure related to the fair values of investment securities, see Note 8 to the consolidated financial statements.
The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of March 31, 2026. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	2.50%	4.06%	—%	3.53%
U.S. Government agency and sponsored enterprise residential MBS	4.74%	4.69%	4.68%	4.72%	4.70%
U.S. Government agency and sponsored enterprise commercial MBS	4.43%	3.31%	3.18%	4.68%	3.57%
Private label residential MBS and CMOs	4.33%	4.45%	3.63%	3.88%	4.10%
Private label commercial MBS	4.87%	5.37%	3.84%	3.24%	5.22%
Single family real estate-backed securities	1.36%	3.95%	—%	—%	3.94%
Collateralized loan obligations	5.43%	5.42%	5.48%	—%	5.44%
Non-mortgage asset-backed securities	3.10%	4.51%	2.60%	—%	4.38%
State and municipal obligations	6.04%	4.40%	4.34%	—%	5.08%
SBA securities	4.60%	4.58%	4.46%	4.24%	4.55%
	4.69%	4.83%	4.15%	4.15%	4.61%
Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$6,146,307	25.5%	$6,105,207	25.2%
Construction and land	740,104	3.1%	705,664	2.9%
Owner occupied commercial real estate	2,023,527	8.4%	2,020,572	8.3%
Commercial and industrial	6,862,405	28.3%	7,008,903	28.8%
Mortgage warehouse lending	805,037	3.3%	728,241	3.0%
Total core loans	16,577,380	68.6%	16,568,587	68.2%
Pinnacle - municipal finance	616,486	2.6%	619,374	2.6%
Franchise and equipment finance	84,709	0.4%	102,746	0.4%
Total commercial	17,278,575	71.6%	17,290,707	71.2%

1-4 single family residential	5,972,932	24.7%	6,091,959	25.1%
Government insured residential	883,422	3.7%	891,041	3.7%
Total residential	6,856,354	28.4%	6,983,000	28.8%
Total loans	24,134,929	100.0%	24,273,707	100.0%
Allowance for credit losses	(208,790)		(219,825)
Loans, net	$23,926,139		$24,053,882

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
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	March 31, 2026
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,398,071	20%	57%	20%	23%	1.78	64.2%
Warehouse/Industrial	1,584,187	23%	44%	7%	49%	1.82	48.3%
Multifamily	1,041,798	15%	43%	46%	11%	1.94	53.2%
Retail	1,520,622	22%	38%	22%	40%	1.81	58.7%
Hotel	472,460	7%	78%	10%	12%	1.75	48.0%
Construction and Land	740,104	11%	34%	30%	36%	N/A	N/A
Other	129,169	2%	42%	3%	55%	3.13	44.4%
	$6,886,411	100%	47%	21%	32%	1.84	55.4%

	December 31, 2025
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,426,728	21%	61%	20%	19%	1.70	64.8%
Warehouse/Industrial	1,562,342	23%	47%	7%	46%	1.86	48.2%
Multifamily	943,851	14%	48%	44%	8%	1.91	52.2%
Retail	1,543,815	23%	38%	25%	37%	1.80	58.8%
Hotel	483,267	7%	78%	10%	12%	1.62	46.9%
Construction and Land	705,664	10%	30%	34%	36%	N/A	N/A
Other	145,204	2%	49%	2%	49%	2.96	47.0%
	$6,810,871	100%	48%	22%	30%	1.82	55.3%
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
Included in New York tri-state multifamily loans in the tables above is approximately $103 million of rent regulated exposure as of March 31, 2026.

The following table presents information about CRE loans maturing in the next 12 months by property type at March 31, 2026 (dollars in thousands). 17% of the total CRE portfolio, with a weighted average coupon rate of 4.03%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$544,880	39%	$315,301	23%
Warehouse/Industrial	436,027	28%	215,186	14%
Multifamily	256,559	25%	179,999	17%
Retail	314,169	21%	243,239	16%
Hotel	253,327	54%	181,835	38%
Construction and Land	346,560	47%	716	—%
Other	25,774	20%	6	—%
	$2,177,296	32%	$1,136,282	17%
The following table presents scheduled contractual maturities of the CRE portfolio by property type at March 31, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Office	$429,106	$253,002	$299,666	$281,010	$89,559	$45,728	$1,398,071
Warehouse/Industrial	393,476	266,604	277,147	185,716	322,333	138,911	1,584,187
Multifamily	219,115	218,083	266,219	147,729	100,773	89,879	1,041,798
Retail	308,622	156,769	405,947	139,106	335,526	174,652	1,520,622
Hotel	223,653	29,675	63,226	80,892	57,378	17,636	472,460
Construction and Land	227,848	305,459	60,294	69,475	22,974	54,054	740,104
Other	25,771	7,450	29,271	8,384	8,081	50,212	129,169
	$1,827,591	$1,237,042	$1,401,770	$912,312	$936,624	$571,072	$6,886,411
The office segment totaled $1.4 billion at March 31, 2026. Medical office comprised approximately $334 million or 24% of the total office portfolio.
Non-performing CRE loans, excluding SBA loans, totaled $67 million at March 31, 2026 and included $48 million of office exposure. Also see the section entitled "Asset Quality" below.
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

The following table presents the exposure in the C&I portfolio by industry, at March 31, 2026 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,430,732	16.2%
Health Care	785,141	8.8%
Utilities	736,959	8.3%
Wholesale Trade	721,049	8.1%
Manufacturing	694,747	7.8%
Construction	652,027	7.3%
Educational Services	646,368	7.3%
Transport / Warehousing	530,658	6.0%
Information	464,836	5.2%
R/E and Rental & Leasing	454,451	5.1%
Professional, Scientific, and Technical Services	393,623	4.4%
Retail Trade	369,586	4.2%
Other Services	290,782	3.3%
Public Administration	247,833	2.8%
Arts, Entertainment, and Recreation	150,656	1.7%
Administrative and Support and Waste Management	110,461	1.2%
Accommodation and Food Services	75,341	0.8%
Other	130,682	1.5%
	$8,885,932	100.0%

(1)    Includes $2.0 billion of owner occupied real estate.
The following chart presents the geographic distribution of the commercial and industrial portfolio at March 31, 2026:

C&I Geographic Distribution

The following chart presents a further breakdown of the NDFI portfolio at March 31, 2026:

NDFI Portfolio Distribution
NDFI exposure totaled $1.4 billion, or 6% of total loans, at March 31, 2026. The "Other" category in the chart above includes primarily REITs, B2C, private equity funds, insurance and investment services. The substantial majority of the NDFI portfolio is pass rated, with three loans totaling $27 million rated non-pass.
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
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
1-4 single family residential	$5,972,932	$6,091,959
Government insured residential	883,422	891,041
	$6,856,354	$6,983,000
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2026, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 5% second homes and 14% investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third parties who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of Buyout Loans totaled $851 million at March 31, 2026.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

March 31, 2026	December 31, 2025
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,785,957	29.9%	$1,812,330	29.7%
New York	1,202,109	20.1%	1,226,041	20.1%
Florida	426,597	7.1%	431,936	7.1%
Illinois	301,257	5.0%	307,499	5.0%
Virginia	282,379	4.7%	286,358	4.7%
Others	1,974,633	33.2%	2,027,795	33.4%
	$5,972,932	100.0%	$6,091,959	100.0%
Operating lease equipment, net
Operating lease equipment, net totaled $150 million and $171 million at March 31, 2026 and December 31, 2025, respectively, consisting primarily of railcars and other transportation equipment. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	March 31, 2026			December 31, 2025
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$6,325,495	$16,226,229	94.0%	$6,145,173	$16,092,180	93.1%
Special mention	67,396	177,859	1.0%	82,147	175,009	1.0%
Substandard accruing	418,033	622,436	3.6%	474,592	674,368	3.9%
Substandard non-accruing	74,584	211,293	1.2%	108,959	300,903	1.7%
Doubtful	903	40,758	0.2%	—	48,247	0.3%
	$6,886,411	$17,278,575	100.0%	$6,810,871	$17,290,707	100.0%
Total criticized and classified loans declined by $146 million for the three months ended March 31, 2026, while total criticized and classified CRE loans declined by $105 million for the same period. Non-accrual loans declined by $98 million, or 26%, for the three months ended March 31, 2026.
The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-accrual loans are discussed further in the section entitled "Non-performing Assets" below.

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$17,302	3.7%	$26.817	5.5%
Office	21,370	1.5%	26,754	1.9%
Industrial	12,077	0.8%	12,154	0.8%
Construction and land	16,647	2.2%	16,422	2.3%
	67,396	1.0%	82,147	1.2%
Owner occupied commercial real estate	20,032	1.0%	12,400	0.6%
Commercial and industrial	90,431	1.3%	80,462	1.1%
	$177,859		$175,009

Substandard accruing:
CRE
Hotel	$66,245	14.0%	$64,530	13.4%
Retail	88,312	5.8%	88,624	5.7%
Multi-family	98,940	9.5%	101,829	10.8%
Office	107,356	7.7%	162,355	11.4%
Industrial	28,084	1.8%	28,263	1.8%
Construction and land	28,916	3.9%	28,905	4.1%
Other	180	0.1%	86	0.1%
	$418,033	6.1%	$474,592	7.0%
Owner occupied commercial real estate	77,700	3.8%	72,728	3.6%
Commercial and industrial	123,421	1.8%	112,883	1.6%
Franchise and equipment finance	3,282	3.9%	14,165	13.8%
	$622,436		$674,368

The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

March 31, 2026	December 31, 2025

$16
$75
$118
$88
$43
$89
$237
Multifamily
Hotel
Industrial/ Warehouse
Retail
Office
Construction & Land (1)
SBA

(1)Includes $29 million and $58 million of office exposure at March 31, 2026 and December 31, 2025, respectively.

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

The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at March 31, 2026:

FICO Distribution	LTV Distribution	Vintage
The following graph presents delinquency trends for residential loans, excluding government insured residential loans, over the periods indicated (in millions):

Residential Delinquencies
FICO scores are generally updated semi-annually and were most recently updated in the first quarter of 2026. LTVs are typically based on valuation at origination.
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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2026	December 31, 2025
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$66,946	$67,348
Construction and land	—	29,662
Owner occupied commercial real estate	20,230	23,706
Commercial and industrial	128,591	187,068
Franchise and equipment finance	1,140	2,516
Guaranteed portion of SBA	33,812	37,926
Non-guaranteed portion of SBA	1,332	1,516
Total commercial loans	252,051	349,742
Residential	22,639	22,876
Total non-accrual loans	274,690	372,618
Loans past due 90 days and still accruing	395	—
Total non-performing loans	275,085	372,618
OREO and other non-performing assets	4,190	4,829
Total non-performing assets	$279,275	$377,447

Non-performing loans to total loans	1.14%	1.54%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	1.00%	1.38%
Non-performing assets to total assets	0.79%	1.08%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.69%	0.97%
ACL to total loans	0.87%	0.91%
Commercial ACL to commercial loans (1)	1.25%	1.30%
ACL to non-performing loans	75.90%	58.99%
Net charge-offs to average loans	0.61%	0.30%
Net charge-offs to average loans, trailing twelve months	0.37%	0.30%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
Contractually delinquent government insured residential loans are typically Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $197 million and $159 million at March 31, 2026 and December 31, 2025, respectively.
The increase in the ACL to non-performing loans coverage ratio reflected overall lower non-performing loan balances at March 31, 2026 compared to December 31, 2025.
The following charts present non-performing CRE loans by property type at the dates indicated (in millions):

March 31, 2026	December 31, 2025
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At March 31, 2026 and December 31, 2025, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
See Note 1 to the consolidated financial statements of the Company's 2025 Annual Report on Form 10-K for more detailed information about our ACL methodology and related accounting policies.
The following table provides an analysis of the ACL, the provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2024	70,458	137,954	116	2,381	12,244	223,153
Provision for credit losses	3,646	9,542	(11)	(830)	3,616	15,963
Charge-offs	(8,512)	(14,245)	—	—	—	(22,757)
Recoveries	—	3,348	—	40	—	3,388
Balance at March 31, 2025	$65,592	$136,599	$105	$1,591	$15,860	$219,747

Balance at December 31, 2025	58,344	148,637	106	960	11,778	219,825
Provision for credit losses	(2,437)	29,222	(12)	(627)	(1,043)	25,103
Charge-offs	(338)	(36,458)	—	—	—	(36,796)
Recoveries	135	460	—	63	—	658
Balance at March 31, 2026	$55,704	$141,861	$94	$396	$10,735	$208,790

Net Charge-offs to Average Loans
Three months ended March 31, 2025	0.56%	0.50%	—%	(0.08)%	—%	0.33%
Three months ended March 31, 2026	0.01%	1.67%	—%	(0.27)%	—%	0.61%
The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
	Total	%(1)	Total	%(1)
CRE	$55,704	28.6%	$58,344	28.1%
C&I	141,861	36.7%	148,637	37.1%
Pinnacle - municipal finance	94	2.6%	106	2.6%
Franchise and equipment finance	396	0.4%	960	0.4%
Total Commercial	198,055		208,047
Residential and MWL	10,735	31.7%	11,778	31.8%
	$208,790	100.0%	$219,825	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	March 31, 2026	December 31, 2025
Commercial:
CRE	0.81%	0.86%
C&I	1.60%	1.65%
Franchise and equipment finance	0.47%	0.93%
Total commercial	1.25%	1.30%
Pinnacle - municipal finance	0.02%	0.02%
Residential and MWL	0.14%	0.15%
	0.87%	0.91%

ACL to non-performing loans	75.90%	58.99%
ACL to CRE office loans	1.69%	2.03%
Changes in the ACL during the three months ended March 31, 2026, are depicted in the chart below (dollars in millions):
Changes in the ACL during the three months ended March 31, 2026
As depicted in the chart above, the most significant factors impacting the ACL for the three months ended March 31, 2026, were net charge-offs, partially offset by increases in specific reserves. The ACL was also impacted, although to a lesser extent, by an increase in certain qualitative factors and decreases related to (i) improvement in the economic forecast, (ii) changes in portfolio composition and borrower financial performance and (iii) routine modeling and assumption changes.
At March 31, 2026, the ratio of the ACL to loans was 0.87%, compared to 0.91% at December 31, 2025. The commercial ACL ratio, inclusive of C&I, CRE, and franchise and equipment finance was 1.25% at March 31, 2026 compared to 1.30% at December 31, 2025. The ACL to loans ratio for CRE office loans was 1.69% at March 31, 2026 compared to 2.03% at December 31, 2025. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment decreased by $2.6 million during the three months ended March 31, 2026, from 0.86% to 0.81% of loans, primarily a result of improvements in criticized and classified loans.
•The ACL for the commercial and industrial sub-segment decreased by $6.8 million during the three months ended March 31, 2026, from 1.65% to 1.60% of loans, primarily a result of net charge-offs, partially offset by increases in specific reserves.

The quantitative estimate of the ACL at March 31, 2026, was informed by forecasted economic scenarios published in March 2026, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at March 31, 2026, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario used in estimating the quantitative portion of the ACL at March 31, 2026, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.5% and
•Annualized growth in national GDP averaging 2.8%.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The composition of deposits at the dates indicated is shown below:

March 31, 2026	December 31, 2025
The Company has a diverse deposit book. At March 31, 2026, our largest industry vertical was title insurance with approximately $4.1 billion in total deposits. Deposits in the HOA vertical totaled $2.3 billion at March 31, 2026. Approximately 70% of our deposits were commercial or municipal deposits at March 31, 2026.
Brokered deposits totaled $4.6 billion and $4.9 billion at March 31, 2026 and December 31, 2025, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive. We are strategically focused on reducing the level of brokered deposits in the future.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

Quarterly average cost of deposits	2.12%	2.18%
Non-interest bearing as a % of total deposits	30.5%	28.8%
Spot average APY of total deposits	2.09%	2.10%
Non-interest bearing demand deposits declined by 2%, or $166 million during the quarter ended March 31, 2026, primarily due to seasonality. Total deposits were essentially flat, quarter-over-quarter, increasing by $7 million while non-brokered deposits grew by $277 million during the quarter ended March 31, 2026.
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of March 31, 2026 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2026 - One month or less	$1,725,000	3.86%
2026 - Over one month	30,000	3.85%
Total contractual balance outstanding	$1,755,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.
The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of March 31, 2026 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2026	$680,000	3.20%
Thereafter	25,000	2.50%
	$705,000	3.18%

See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	300,000
Unamortized discount and debt issuance costs	(2,984)	(3,143)
	297,016	296,857
Total notes	297,016	296,857
Finance leases	22,324	22,883
Notes and other borrowings	$319,340	$319,740
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
The following chart presents the components of same day available liquidity at March 31, 2026 and December 31, 2025 (in millions):

Same Day Available Liquidity

At March 31, 2026, the ratio of estimated insured and collateralized deposits to total deposits was 57% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 136%. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured.

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
The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	March 31, 2026	Policy Limit
Wholesale funding/total assets	18.0%	<37.5%

	March 31, 2026	Operating Threshold
Available operational liquidity/volatile liabilities	2.65x	≥1.30x
Liquidity stress test coverage ratio	2.72x	≥1.50x
One year liquidity ratio	2.86x	≥1.00x
Loan to deposit ratio	82.3%	≤100%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	10.5%	≤15%
Available on-balance sheet liquidity	5.9%	≥5%
Available liquidity to uninsured/non-collateralized deposits	136%	≥100%
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
Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2026 and December 31, 2025, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2026 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,140,222	8.91%	N/A (1)	N/A (1)	$1,410,490	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,140,222	12.19%	$1,674,264	6.50%	$1,159,106	4.50%	$1,803,054	7.00%
Tier 1 risk-based capital	$3,140,222	12.19%	$2,060,633	8.00%	$1,545,475	6.00%	$2,189,423	8.50%
Total risk-based capital	$3,596,453	13.96%	$2,575,791	10.00%	$2,060,633	8.00%	$2,704,581	10.50%
BankUnited:
Tier 1 leverage	$3,317,763	9.41%	$1,762,447	5.00%	$1,409,958	4.00%	N/A	N/A
CET1 risk-based capital	$3,317,763	12.89%	$1,672,969	6.50%	$1,158,209	4.50%	$1,801,659	7.00%
Tier 1 risk-based capital	$3,317,763	12.89%	$2,059,038	8.00%	$1,544,279	6.00%	$2,187,728	8.50%
Total risk-based capital	$3,533,995	13.73%	$2,573,798	10.00%	$2,059,038	8.00%	$2,702,488	10.50%

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

The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at March 31, 2026 - increase (decrease)
In year 1	(3.6)%	(1.1)%	1.5%	2.0%
In year 2	(9.4)%	(4.1)%	3.9%	6.8%
Model Results at December 31, 2025 - increase (decrease)
In year 1	(4.7)%	(1.9)%	1.9%	3.4%
In year 2	(8.8)%	(3.8)%	3.3%	6.2%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at March 31, 2026 - increase (decrease):	6.9%	5.2%	(2.9)%	(7.0)%
Model Results at December 31, 2025 - increase (decrease):	7.1%	5.3%	(3.5)%	(7.8)%
All of the modeled results at March 31, 2026 are within ALM policy limits.
The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at March 31, 2026 were:
•Prepayment speeds for loans, with CPRs ranging from 7.45% to 16.31% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 4.24% to 12.87% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 9.73% and 13.7%, depending on the magnitude of the modeled rate shock; and
•Overall non-maturity interest bearing deposit beta of 80%.
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

The following tables provide information about the Company's derivatives designated as cash flow hedges as of March 31, 2026 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$705,000	3.20%	Daily SOFR	0.9
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	2,100,000	Term SOFR	3.79%	0.7
Forward starting pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	1,000,000	Term SOFR	3.09%	2.5
Interest rate collar, indexed to 1-month SOFR	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	0.4
		$3,930,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Cash flows hedges maturing in:
Second quarter 2026	$50,000	2.15%	$250,000	3.06%
Third quarter 2026	1,125,000	3.68%	230,000	3.32%
Fourth quarter 2026	750,000	3.96%	200,000	3.33%
2027	300,000	3.76%	—	—%
2028	1,000,000	3.09%	—	—%
Thereafter	—	—%	25,000	2.50%
	$3,225,000		$705,000
The short duration of our AFS investment portfolio (1.92 at March 31, 2026) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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
The following tables reconcile the non-GAAP financial measurement to the comparable GAAP financial measurements at the dates and for the periods indicated (in thousands except share and per share data):

	March 31, 2026	December 31, 2025
Total stockholders’ equity	$3,015,537	$3,053,829
Less: goodwill and other intangible assets	77,637	77,637
Tangible stockholders’ equity	$2,937,900	$2,976,192

Common shares issued and outstanding	73,354,206	74,138,066

Book value per common share	$41.11	$41.19

Tangible book value per common share	$40.05	$40.14

	Three Months Ended
	March 31, 2026	March 31, 2025
Income before income taxes	$81,738	$80,072
Provision for credit losses	24,586	15,111
PPNR	$106,324	$95,183

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
During the quarter ended March 31, 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.   Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)(3)
January 1 - January 31, 2026	155,023	$46.07	155,023	$248,334,082
February 1 - February 28, 2026	420,086	$48.57	420,086	$227,931,384
March 1 - March 31, 2026	715,215	$44.75	715,215	$195,928,066
Total	1,290,324	$46.15	1,290,324

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

Item 5.   Other Information
During the three months ended March 31, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.
Exhibits

Exhibit Number	Description	Location

10.1
Fifth Amendment, dated April 8, 2026, to the Amended and Restated Employment Agreement, dated February 2, 2016, as amended on May 6, 2016, January 4, 2017, December 19, 2019, and May 2, 2023 by and between BankUnited, Inc. and Rajinder P. Singh
Filed herewith

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of May 2026.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ James G. Mackey
James G. Mackey
Chief Financial Officer