Form 10-Q
period 2026-06-30
BankUnited, Inc.
filed 2026-08-06
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of August 4, 2026 was 71,232,249.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2026

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ARM	Adjustable-rate mortgage
ASU	Accounting Standards Update
B2B	Business-to-Business
B2C	Business-to-Consumer
BKU	BankUnited, Inc.
BOLI	Bank Owned Life Insurance
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout Loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CECL	Current expected credit losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 capital
CLO	Collateralized loan obligations
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Core loans	Core loans including CRE, C&I, mortgage warehouse lending loans and Pinnacle public finance
CPR	Constant prepayment rate
CRE	Commercial real estate loans, including non-owner occupied commercial real estate and construction and land
C&I	Commercial and Industrial loans, including owner-occupied commercial real estate
DSCR	Debt Service Coverage Ratio
EVE	Economic value of equity
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Fed Fund	Federal Funds Rate
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HOA	Homeowner Association
ISDA	International Swaps and Derivatives Association
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
ii

MWL	Mortgage warehouse lending
NDFI	Non-depository financial institutions
NIDDA	Non-interest bearing demand deposits
NPA	Non-performing asset
NRSRO	Nationally recognized statistical rating organization
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PSL	Purchased seasoned loans
R/E	Real Estate
REIT	Real Estate Investment Trust
ROAA	Return on Average Assets
ROAE	Return on Average Equity
RPA	Risk Participation Agreement
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tri-State	New York, New Jersey and Connecticut
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks:
Non-interest bearing	$11,998	$11,511
Interest bearing	355,875	206,273
Cash and cash equivalents	367,873	217,784
Investment securities	9,317,614	9,263,651
Non-marketable equity securities	144,652	140,684
Loans	23,929,073	24,273,707
Allowance for credit losses	(217,516)	(219,825)
Loans, net	23,711,557	24,053,882
Bank owned life insurance	315,848	305,313
Operating lease equipment, net	157,272	171,371
Goodwill	77,637	77,637
Other assets	789,789	809,129
Total assets	$34,882,242	$35,039,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$9,934,638	$9,109,984
Interest bearing	6,619,044	6,189,534
Savings and money market	9,958,785	10,164,703
Time	2,368,781	3,888,684
Total deposits	28,881,248	29,352,905
Federal funds purchased	265,000	—
FHLB advances	1,630,000	1,555,000
Notes and other borrowings	318,936	319,740
Other liabilities	783,653	757,977
Total liabilities	31,878,837	31,985,622

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 72,276,530 and 74,138,066 shares issued and outstanding	722	741
Paid-in capital	164,020	271,695
Retained earnings	3,055,604	2,970,988
Accumulated other comprehensive loss	(216,941)	(189,595)
Total stockholders' equity	3,003,405	3,053,829
Total liabilities and stockholders' equity	$34,882,242	$35,039,451

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans	$312,991	$328,090	$623,153	$649,474
Investment securities	107,603	117,346	213,833	231,215
Other	5,916	8,343	11,710	16,779
Total interest income	426,510	453,779	848,696	897,468
Interest expense:
Deposits	146,605	170,695	295,299	344,905
Borrowings	24,577	36,965	49,082	73,305
Total interest expense	171,182	207,660	344,381	418,210
Net interest income before provision for credit losses	255,328	246,119	504,315	479,258
Provision for credit losses	15,559	15,698	40,145	30,809
Net interest income after provision for credit losses	239,769	230,421	464,170	448,449
Non-interest income:
Deposit service charges and fees	6,310	5,323	12,529	10,558
Gain on investment securities, net	941	347	4,231	1,291
Lease financing	3,885	4,612	7,232	8,925
Capital markets income	8,081	7,123	11,765	12,021
Other non-interest income	10,022	10,405	18,182	17,285
Total non-interest income	29,239	27,810	53,939	50,080
Non-interest expense:
Employee compensation and benefits	89,432	83,153	186,121	165,899
Occupancy and equipment	11,192	10,945	22,194	22,288
Deposit insurance expense	5,334	6,976	4,308	14,203
Technology	22,910	23,492	45,325	46,272
Depreciation of operating lease equipment	3,169	3,869	6,535	7,878
Other non-interest expense	42,611	35,892	77,528	68,013
Total non-interest expense	174,648	164,327	342,011	324,553
Income before income taxes	94,360	93,904	176,098	173,976
Provision for income taxes	23,697	25,138	43,560	46,734
Net income	$70,663	$68,766	$132,538	$127,242
Earnings per common share, basic	$0.97	$0.91	$1.80	$1.70
Earnings per common share, diluted	$0.97	$0.91	$1.79	$1.68

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$70,663	$68,766	$132,538	$127,242
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	(5,472)	6,363	(8,090)	57,030
Reclassification adjustment for net gains realized in income	(603)	(453)	(3,118)	(1,064)
Net change in unrealized gains (losses) on securities available for sale	(6,075)	5,910	(11,208)	55,966
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(6,813)	2,486	(14,038)	5,237
Reclassification adjustment for net gains realized in income	(973)	(3,405)	(2,100)	(7,905)
Net change in unrealized gains (losses) on derivative instruments	(7,786)	(919)	(16,138)	(2,668)
Other comprehensive income (loss)	(13,861)	4,991	(27,346)	53,298
Comprehensive income	$56,802	$73,757	$105,192	$180,540

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$132,538	$127,242
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(9,716)	(10,060)
Provision for credit losses	40,145	30,809
Gain on investment securities, net	(4,231)	(1,291)
Share based compensation	11,122	10,182
Depreciation and amortization	19,862	27,315
Deferred income taxes	6,342	5,160
Proceeds from sale of loans held for sale, net	26,562	65,857
Daily cash settlement of derivative instruments, net	(689)	(12,471)
Other:
Increase in other assets	(13,528)	(30,117)
Decrease in other liabilities	(61,457)	(78,644)
Net cash provided by operating activities	146,950	133,982

Cash flows from investing activities:
Purchases of investment securities	(2,367,040)	(1,916,129)
Proceeds from repayments and calls of investment securities	929,415	1,160,223
Proceeds from sale of investment securities	1,437,152	612,292
Purchases of non-marketable equity securities	(279,587)	(78,375)
Proceeds from redemption of non-marketable equity securities	275,619	110,438
Purchases of loans	(139,181)	(185,043)
Loan originations and repayments, net	386,054	399,807
Proceeds from sale of loans	35,077	14,586
Disposition of operating lease equipment	20,427	2,082
Other investing activities	(27,214)	(34,418)
Net cash provided by investing activities	270,722	85,463

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from financing activities:
Net increase (decrease) in deposits	(470,613)	780,238
Net increase in federal funds purchased	265,000	—
Additions to FHLB borrowings	230,000	80,000
Repayments of FHLB borrowings	(155,000)	(755,000)
Dividends paid	(48,328)	(45,349)
Repurchase of common stock	(110,586)	—
Other financing activities	21,944	30,844
Net cash (used in) provided by financing activities	(267,583)	90,733
Net increase in cash and cash equivalents	150,089	310,178
Cash and cash equivalents, beginning of period	217,784	491,116
Cash and cash equivalents, end of period	$367,873	$801,294

Supplemental disclosure of cash flow information:
Interest paid	$345,654	$435,201
Income taxes paid, net	$36,027	$29,727

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$65,275	$100,601
Transfers from equipment held for sale to operating lease equipment	$9,828	$—
Dividends declared, not paid	$23,672	$23,272
Unsettled securities trades, net	$64,500	$145,025
ROU assets obtained in exchange for lease liabilities	$11,980	$2,656

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2026	73,354,206	$734	$209,270	$3,008,613	$(203,080)	$3,015,537
Comprehensive income	—	—	—	70,663	(13,861)	56,802
Dividends ($0.33 per common share)	—	—	—	(23,672)	—	(23,672)
Equity based compensation, net of shares forfeited and surrendered	(4,020)	—	5,371	—	—	5,371
Repurchase of common stock	(1,073,656)	(12)	(50,621)	—	—	(50,633)
Balance at June 30, 2026	72,276,530	$722	$164,020	$3,055,604	$(216,941)	$3,003,405

Balance at March 31, 2025	75,242,048	$752	$301,321	$2,831,743	$(236,234)	$2,897,582
Comprehensive income	—	—	—	68,766	4,991	73,757
Dividends ($0.31 per common share)	—	—	—	(23,272)	—	(23,272)
Equity based compensation, net of shares forfeited and surrendered	(23,137)	—	4,950	—	—	4,950
Balance at June 30, 2025	75,218,911	$752	$306,271	$2,877,237	$(231,243)	$2,953,017

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	74,138,066	$741	$271,695	$2,970,988	$(189,595)	$3,053,829
Comprehensive income	—	—	—	132,538	(27,346)	105,192
Dividends ($0.33 per common share)	—	—	—	(47,922)	—	(47,922)
Equity based compensation, net of shares forfeited and surrendered	502,444	5	2,887	—	—	2,892
Repurchase of common stock	(2,363,980)	(24)	(110,562)	—	—	(110,586)
Balance at June 30, 2026	72,276,530	$722	$164,020	$3,055,604	$(216,941)	$3,003,405

Balance at December 31, 2024	74,748,370	$747	$301,672	$2,796,440	$(284,541)	$2,814,318
Comprehensive income	—	—	—	127,242	53,298	180,540
Dividends ($0.62 per common share)	—	—	—	(46,445)	—	(46,445)
Equity based compensation, net of shares forfeited and surrendered	470,541	5	4,599	—	—	4,604
Balance at June 30, 2025	75,218,911	$752	$306,271	$2,877,237	$(231,243)	$2,953,017

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected in future periods.
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
June 30, 2026

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
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2026	2025	2026	2025
Basic earnings per common share:
Numerator:
Net income	$70,663	$68,766	$132,538	$127,242
Distributed and undistributed earnings allocated to participating securities	(1,094)	(979)	(2,000)	(1,799)
Income allocated to common stockholders for basic earnings per common share	$69,569	$67,787	$130,538	$125,443
Denominator:
Weighted average common shares outstanding	72,630,405	75,222,756	73,569,419	75,071,593
Less average unvested stock awards	(1,180,777)	(1,124,872)	(1,159,749)	(1,113,205)
Weighted average shares for basic earnings per common share	71,449,628	74,097,884	72,409,670	73,958,388
Basic earnings per common share	$0.97	$0.91	$1.80	$1.70
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$69,569	$67,787	$130,538	$125,443
Adjustment for earnings reallocated from participating securities	4	5	8	9
Income used in calculating diluted earnings per common share	$69,573	$67,792	$130,546	$125,452
Denominator:
Weighted average shares for basic earnings per common share	71,449,628	74,097,884	72,409,670	73,958,388
Dilutive effect of certain share-based awards	342,179	523,812	426,460	543,043
Weighted average shares for diluted earnings per common share	71,791,807	74,621,696	72,836,130	74,501,431
Diluted earnings per common share	$0.97	$0.91	$1.79	$1.68
Unvested shares of 390,103 and 193,639 for the three months ended June 30, 2026 and 2025, respectively, and unvested shares of 429,986 and 286,904 for the six months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Note 3    Investment Securities
Investment securities include investment securities available for sale and marketable equity securities. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$318,809	$183	$(11,315)	$307,677
U.S. Government agency and sponsored enterprise residential MBS	2,227,612	14,691	(12,928)	2,229,375
U.S. Government agency and sponsored enterprise commercial MBS	796,610	623	(46,533)	750,700
Private label residential MBS and CMOs	2,727,024	1,393	(202,253)	2,526,164
Private label commercial MBS	2,380,423	4,858	(20,921)	2,364,360
Single family real estate-backed securities	184,725	—	(1,930)	182,795
Collateralized loan obligations	773,119	203	(1,266)	772,056
Non-mortgage asset-backed securities	57,483	—	(985)	56,498
State and municipal obligations	74,326	166	(4,789)	69,703
SBA securities	54,008	32	(1,506)	52,534
	$9,594,139	$22,149	$(304,426)	$9,311,862
Marketable equity securities				5,752
				$9,317,614

	December 31, 2025
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$275,966	$530	$(7,843)	$268,653
U.S. Government agency and sponsored enterprise residential MBS	2,562,702	16,003	(15,678)	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	576,295	975	(42,907)	534,363
Private label residential MBS and CMOs	2,683,881	2,505	(195,558)	2,490,828
Private label commercial MBS	2,182,983	5,018	(19,891)	2,168,110
Single family real estate-backed securities	227,711	158	(1,977)	225,892
Collateralized loan obligations	780,847	1,315	(1,218)	780,944
Non-mortgage asset-backed securities	59,942	—	(1,177)	58,765
State and municipal obligations	115,193	192	(5,865)	109,520
SBA securities	59,526	26	(1,737)	57,815
	$9,525,046	$26,722	$(293,851)	$9,257,917
Marketable equity securities				5,734
				$9,263,651
Accrued interest receivable on investments totaled $26 million and $30 million at June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

At June 30, 2026, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$871,303	$852,397
Due after one year through five years	5,324,152	5,235,202
Due after five years through ten years	2,181,245	2,083,661
Due after ten years	1,217,439	1,140,602
	$9,594,139	$9,311,862
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FHLB and FRB totaled $5.6 billion and $8.0 billion at June 30, 2026 and December 31, 2025, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains on investment securities AFS	$1,031	$731	$4,643	$1,593
Gross realized losses on investment securities AFS	(217)	(118)	(430)	(155)
Net realized gain	814	613	4,213	1,438

Net gain (loss) on marketable equity securities recognized in earnings	127	(266)	18	(147)

Gain on investment securities, net	$941	$347	$4,231	$1,291

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$170,101	$(3,908)	$67,520	$(7,407)	$237,621	$(11,315)
U.S. Government agency and sponsored enterprise residential MBS	252,831	(2,302)	445,933	(10,626)	698,764	(12,928)
U.S. Government agency and sponsored enterprise commercial MBS	289,921	(3,351)	346,875	(43,182)	636,796	(46,533)
Private label residential MBS and CMOs	535,506	(3,309)	1,771,680	(198,944)	2,307,186	(202,253)
Private label commercial MBS	203,597	(1,128)	232,470	(19,793)	436,067	(20,921)
Single family real estate-backed securities	19,968	(19)	137,882	(1,911)	157,850	(1,930)
Collateralized loan obligations	461,288	(710)	64,648	(556)	525,936	(1,266)
Non-mortgage asset-backed securities	44,120	(351)	12,378	(634)	56,498	(985)
State and municipal obligations	4,492	(131)	47,598	(4,658)	52,090	(4,789)
SBA securities	—	—	46,918	(1,506)	46,918	(1,506)
	$1,981,824	$(15,209)	$3,173,902	$(289,217)	$5,155,726	$(304,426)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$125,467	$(825)	$97,812	$(7,018)	$223,279	$(7,843)
U.S. Government agency and sponsored enterprise residential MBS	128,974	(471)	637,536	(15,207)	766,510	(15,678)
U.S. Government agency and sponsored enterprise commercial MBS	36,046	(140)	384,952	(42,767)	420,998	(42,907)
Private label residential MBS and CMOs	83,348	(101)	1,897,018	(195,457)	1,980,366	(195,558)
Private label commercial MBS	134,630	(134)	424,672	(19,757)	559,302	(19,891)
Single family real estate-backed securities	—	—	151,818	(1,977)	151,818	(1,977)
Collateralized loan obligations	37,511	(305)	60,791	(913)	98,302	(1,218)
Non-mortgage asset-backed securities	44,173	(298)	14,592	(879)	58,765	(1,177)
State and municipal obligations	12,125	(189)	47,255	(5,676)	59,380	(5,865)
SBA securities	—	—	54,222	(1,737)	54,222	(1,737)
	$602,274	$(2,463)	$3,770,668	$(291,388)	$4,372,942	$(293,851)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and six months ended June 30, 2026 and 2025. At June 30, 2026, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At June 30, 2026, 369 securities available for sale were in unrealized loss positions. The amount of unrealized losses related to 105 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.9 million. No further analysis with respect to these securities was considered necessary. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at June 30, 2026, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $282.3 million at June 30, 2026, compared to $267.1 million at December 31, 2025, increasing by $15.2 million during the six months ended June 30, 2026. While the majority of securities in the portfolio were floating rate at June 30, 2026, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At June 30, 2026, 12 U.S. treasury, 44 U.S. Government agency and sponsored enterprise residential MBS, 27 U.S. Government agency and sponsored enterprise commercial MBS and 14 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss, and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2026. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at June 30, 2026, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At June 30, 2026, 129 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our June 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 3.3% compared to weighted average credit support of 19.2%. As of June 30, 2026, 86% of impaired securities in this category, based on carrying value, were externally rated AAA, 3% were rated AA, 9% were rated A and one security was not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Private label commercial MBS
At June 30, 2026, 17 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our June 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 7.8% compared to weighted average credit support of 39.3%. As of June 30, 2026, 78% of impaired securities in this category, based on carrying value, were externally rated AAA, 2% were rated AA and 20% were rated A. There was no single-asset, single-borrower exposure.
Single family real estate-backed securities
At June 30, 2026, five single family real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. Our June 30, 2026 analysis projected weighted average collateral losses for this category of 6.2% compared to weighted average credit support of 60.6%. As of June 30, 2026, 54% of impaired securities in this category, based on carrying value, were externally rated AAA and 46% were rated AA.
Collateralized loan obligations
At June 30, 2026, eight collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at June 30, 2026. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. The high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our June 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 15.8% compared to weighted average credit support of 41%. As of June 30, 2026, 86% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 14% were rated AA.
Non-mortgage asset-backed securities
At June 30, 2026, three non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our June 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 3.4% compared to weighted average credit support of 37.6%. As of June 30, 2026, 20% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 80% were rated AA.
State and Municipal Obligations
At June 30, 2026, five state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of June 30, 2026, 8% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 92% were rated AA.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$6,327,275	26.4%	$6,105,207	25.2%
Construction and land	679,626	2.8%	705,664	2.9%
Owner occupied commercial real estate	2,039,523	8.5%	2,020,572	8.3%
Commercial and industrial	6,641,643	27.8%	7,008,903	28.8%
Pinnacle - municipal finance	636,945	2.7%	619,374	2.6%
Franchise and equipment finance	71,740	0.3%	102,746	0.4%
Mortgage warehouse lending	876,771	3.7%	728,241	3.0%
	17,273,523	72.2%	17,290,707	71.2%
Residential:
1-4 single family residential	5,807,912	24.3%	6,091,959	25.1%
Government insured residential	847,638	3.5%	891,041	3.7%
	6,655,550	27.8%	6,983,000	28.8%
Total loans	23,929,073	100.0%	24,273,707	100.0%
Allowance for credit losses	(217,516)		(219,825)
Loans, net	$23,711,557		$24,053,882
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $21 million and $22 million at June 30, 2026 and December 31, 2025, respectively. The amortized cost of PCD loans totaled $29 million and $32 million at June 30, 2026 and December 31, 2025, respectively.
Included in loans, net are direct or sales type finance leases totaling $405 million and $381 million at June 30, 2026 and December 31, 2025, respectively. The amount of income recognized from direct or sales type finance leases for the three and six months ended June 30, 2026 and 2025 totaled $2.5 million, $4.9 million, $2.9 million and $5.7 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and six months ended June 30, 2026 and 2025, the Company purchased residential loans totaling $82 million, $139 million, $89 million, and $185 million, respectively.
At June 30, 2026 and December 31, 2025, the Company had pledged loans with a carrying value of approximately $15.4 billion and $15.6 billion, respectively, as security for FHLB advances and FHLB and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $111 million and $113 million at June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and six months ended June 30, 2026 and 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026			2025
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$198,459	$10,331	$208,790	$204,180	$15,567	$219,747
Provision (recovery)	13,054	2,044	15,098	17,292	(1,598)	15,694
Charge-offs	(10,390)	—	(10,390)	(14,051)	(208)	(14,259)
Recoveries	4,018	—	4,018	1,540	8	1,548
Ending balance	$205,141	$12,375	$217,516	$208,961	$13,769	$222,730

	Six Months Ended June 30,
	2026			2025
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$208,412	$11,413	$219,825	$211,203	$11,950	$223,153
Provision (recovery)	39,238	962	40,200	29,638	2,019	31,657
Charge-offs	(47,186)	—	(47,186)	(36,808)	(208)	(37,016)
Recoveries	4,677	—	4,677	4,928	8	4,936
Ending balance	$205,141	$12,375	$217,516	$208,961	$13,769	$222,730
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined by weighting three third-party provided economic scenarios.
The ACL was 0.91% of total loans at both June 30, 2026 and December 31, 2025. The most significant factors impacting the ACL for the six months ended June 30, 2026 were net charge-offs, partially offset by higher specific reserves. The ACL was also impacted, although to a lesser extent, by increases related to (i) changes in the economic forecast, (ii) a net increase in certain qualitative factors, (iii) risk rating migration, and decreases related to (iv) changes in portfolio composition, (v) improvements in borrower financial performance, and (vi) routine modeling and assumption updates.
The following table presents gross charge-offs during the six months ended June 30, 2026 by year of origination (in thousands):

	Gross Charge-offs By Loan Origination Year
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$7,196	$—	$7,196
C&I	289	302	25	16,531	15,400	268	7,175	39,990
	$289	$302	$25	$16,531	$15,400	$7,464	$7,175	$47,186
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount related to funded portion of loans	$15,098	$15,694	$40,200	$31,657
Amount related to off-balance sheet credit exposures	461	4	(55)	(848)
Total provision for credit losses	$15,559	$15,698	$40,145	$30,809

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
Commercial credit exposure based on internal risk rating (in thousands):

	June 30, 2026
	Amortized Cost By Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
CRE
Pass	$769,470	$1,976,292	$826,615	$637,621	$739,299	$1,492,308	$84,006	$6,525,611
Special mention	—	—	—	16,655	—	17,213	—	33,868
Substandard	395	—	—	54,687	83,454	286,679	22,207	447,422
Total CRE	$769,865	$1,976,292	$826,615	$708,963	$822,753	$1,796,200	$106,213	$7,006,901
C&I
Pass	$758,744	$1,500,369	$950,695	$646,638	$612,512	$1,083,379	$2,554,756	$8,107,093
Special mention	—	9,520	57,099	24,182	16,366	5,174	28,989	141,330
Substandard	—	17,074	59,581	63,824	88,345	116,748	45,489	391,061
Doubtful	—	—	3,072	7,521	3,013	15,134	12,942	41,682
Total C&I	$758,744	$1,526,963	$1,070,447	$742,165	$720,236	$1,220,435	$2,642,176	$8,681,166
Pinnacle - municipal finance
Pass	$77,412	$87,772	$31,661	$41,143	$60,037	$338,920	$—	$636,945
Total Pinnacle - municipal finance	$77,412	$87,772	$31,661	$41,143	$60,037	$338,920	$—	$636,945
Franchise and equipment finance
Pass	$—	$—	$—	$1,653	$2,026	$64,062	$—	$67,741
Substandard	—	—	—	—	—	3,999	—	3,999
Total Franchise and equipment finance	$—	$—	$—	$1,653	$2,026	$68,061	$—	$71,740
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$876,771	$876,771
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$876,771	$876,771

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

	December 31, 2025
	Amortized Cost By Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
CRE
Pass	$1,836,664	$870,799	$822,536	$826,480	$382,747	$1,286,442	$119,505	$6,145,173
Special mention	—	—	16,422	21,436	12,154	32,135	—	82,147
Substandard	34,723	—	—	87,201	105,074	356,553	—	583,551
Total CRE	$1,871,387	$870,799	$838,958	$935,117	$499,975	$1,675,130	$119,505	$6,810,871
C&I
Pass	$1,693,466	$1,159,621	$795,383	$674,292	$337,040	$1,001,431	$2,852,094	$8,513,327
Special mention	—	13,739	17,160	36,538	5,255	—	20,170	92,862
Substandard	1,167	24,280	65,788	90,484	20,650	104,078	68,592	375,039
Doubtful	—	—	13,462	6,377	14,954	—	13,454	48,247
Total C&I	$1,694,633	$1,197,640	$891,793	$807,691	$377,899	$1,105,509	$2,954,310	$9,029,475
Pinnacle - municipal finance
Pass	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Total Pinnacle - municipal finance	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Franchise and equipment finance
Pass	$—	$—	$1,778	$3,125	$22,423	$58,739	$—	$86,065
Substandard	—	—	—	—	—	16,681	—	16,681
Total Franchise and equipment finance	$—	$—	$1,778	$3,125	$22,423	$75,420	$—	$102,746
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$728,241	$728,241
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$728,241	$728,241
At June 30, 2026 and December 31, 2025, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Special mention	$175,198	$175,009
Substandard - accruing	686,274	674,368
Substandard - non-accruing	156,208	300,903
Doubtful	41,682	48,247
Total	$1,059,362	$1,198,527
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	June 30, 2026
	Amortized Cost By Origination Year
Days Past Due	2026	2025	2024	2023	2022	Prior	Total
Current	$83,278	$250,408	$148,186	$175,667	$879,036	$4,205,607	$5,742,182
30 - 59 Days Past Due	1,159	—	1,157	4,524	2,441	30,630	39,911
60 - 89 Days Past Due	—	—	—	1,301	3,046	2,842	7,189
90 Days or More Past Due	—	159	1,599	1,104	1,256	14,512	18,630
	$84,437	$250,567	$150,942	$182,596	$885,779	$4,253,591	$5,807,912

	December 31, 2025
	Amortized Cost By Origination Year
Days Past Due	2025	2024	2023	2022	2021	Prior	Total
Current	$245,592	$197,279	$232,600	$920,112	$2,543,128	$1,883,061	$6,021,772
30 - 59 Days Past Due	2,445	72	884	7,390	17,045	20,263	48,099
60 - 89 Days Past Due	395	—	—	—	1,471	2,602	4,468
90 Days or More Past Due	159	2,016	72	975	5,380	9,018	17,620
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	June 30, 2026
	Amortized Cost By Origination Year
LTV	2026	2025	2024	2023	2022	Prior	Total
Less than 61%	$14,878	$43,032	$17,757	$29,340	$204,534	$1,595,531	$1,905,072
61% - 70%	27,546	43,190	19,480	19,484	228,047	1,110,409	1,448,156
71% - 80%	25,842	99,598	85,947	107,234	449,839	1,488,249	2,256,709
More than 80%	16,171	64,747	27,758	26,538	3,359	59,402	197,975
	$84,437	$250,567	$150,942	$182,596	$885,779	$4,253,591	$5,807,912

	December 31, 2025
	Amortized Cost By Origination Year
LTV	2025	2024	2023	2022	2021	Prior	Total
Less than 61%	$42,822	$25,252	$41,263	$213,007	$1,035,507	$652,497	$2,010,348
61% - 70%	43,662	24,753	28,681	241,588	715,135	454,229	1,508,048
71% - 80%	102,327	116,351	133,730	470,437	785,474	775,835	2,384,154
More than 80%	59,780	33,011	29,882	3,445	30,908	32,383	189,409
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	June 30, 2026
	Amortized Cost By Origination Year
FICO	2026	2025	2024	2023	2022	Prior	Total
760 or greater	$61,546	$179,436	$113,448	$127,363	$629,300	$3,276,812	$4,387,905
720 - 759	22,582	45,963	24,268	28,407	138,053	571,905	831,178
719 or less or not available	309	25,168	13,226	26,826	118,426	404,874	588,829
	$84,437	$250,567	$150,942	$182,596	$885,779	$4,253,591	$5,807,912

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

	December 31, 2025
	Amortized Cost By Origination Year
FICO	2025	2024	2023	2022	2021	Prior	Total
760 or greater	$178,910	$145,699	$167,837	$671,820	$2,058,226	$1,395,521	$4,618,013
720 - 759	54,894	35,812	37,624	144,931	324,779	287,334	885,374
719 or less or not available	14,787	17,856	28,095	111,726	184,019	232,089	588,572
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959
Past Due and Non-Accrual Loans
The following table presents an aging of loans at the dates indicated (in thousands):

	June 30, 2026					December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost
CRE	$7,000,817	$—	$—	$6,084	$7,006,901	$6,768,897	$751	$14,867	$26,356	$6,810,871
C&I	8,593,333	23,846	8,828	55,159	8,681,166	8,893,254	6,136	48,711	81,374	9,029,475
Pinnacle - municipal finance	636,945	—	—	—	636,945	619,374	—	—	—	619,374
Franchise and equipment finance	71,637	—	103	—	71,740	102,746	—	—	—	102,746
Mortgage warehouse lending	876,771	—	—	—	876,771	728,241	—	—	—	728,241
1-4 single family residential	5,742,182	39,911	7,189	18,630	5,807,912	6,021,772	48,099	4,468	17,620	6,091,959
Government insured residential	564,046	78,601	29,614	175,377	847,638	604,334	101,672	25,926	159,109	891,041
	$23,485,731	$142,358	$45,734	$255,250	$23,929,073	$23,738,618	$156,658	$93,972	$284,459	$24,273,707
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $31 million ($25 million of C&I and $6 million of CRE) and $34 million at June 30, 2026 and December 31, 2025, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $176 million and $159 million at June 30, 2026 and December 31, 2025, respectively, substantially all of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$36,255	$3,731	$108,959	$74,976
C&I	160,599	35,638	238,267	88,112
Franchise and equipment finance	1,036	1,036	2,516	2,516
1-4 single family residential	26,034	—	22,876	—
	$223,924	$40,405	$372,618	$165,604
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $31.8 million and $37.9 million at June 30, 2026 and December 31, 2025, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and six months ended June 30, 2026 and 2025. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the three and six months ended June 30, 2026 and 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Collateral dependent loans
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$36,239	$35,615	$112,494	$112,071
C&I	145,344	102,096	170,222	142,356
Franchise and equipment finance	1,035	1,035	2,516	2,516
	$182,618	$138,746	$285,232	$256,943
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. There were no significant changes to the extent to which collateral secured collateral dependent loans during the six months ended June 30, 2026.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $117 million, of which $107 million was government insured at June 30, 2026, and $104 million, of which $96 million was government insured at December 31, 2025. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at June 30, 2026 and December 31, 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2026
			Combination
	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Other (1)	Total	% Modified in Portfolio Segment
CRE	$—	$35,431	$—	$—	$29,922	$—	$65,353	1%
C&I	—	6,235	—	—	52,184	—	58,419	1%
Franchise and equipment finance	—	2,132	—	—	—		2,132	3%
1-4 single family residential	141	—	—	—	—	—	141	—%
Government insured residential	—	8,685	4,603	—	—	—	13,288	2%
	$141	$52,483	$4,603	$—	$82,106	$—	$139,333	1%
(1)Other modifications include loans that experienced a combination of Interest Rate Reduction, Term Extension and Other than Insignificant Payment Delays.

	Six Months Ended June 30, 2026
			Combination
	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Other (1)	Total	% Modified in Portfolio Segment
CRE	$—	$35,431	$—	$—	$29,922	$—	$65,353	1%
C&I	118	6,235	—	—	52,184	23,216	81,753	1%
Franchise and equipment finance	—	2,132	—	—	—		2,132	3%
1-4 single family residential	906	—	—	—	—	—	906	—%
Government insured residential	—	11,344	4,603	—	—	—	15,947	2%
	$1,024	$55,142	$4,603	$—	$82,106	$23,216	$166,091	1%
(1)Other modifications include loans that experienced a combination of Interest Rate Reduction, Term Extension and Other than Insignificant Payment Delays.

	Three Months Ended June 30, 2025
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total		% Modified in Portfolio Segment
CRE	$—	$91,833	$—	$—	$—	$—	$91,833		1%
C&I	—	10,451	29,816	—	—	—	40,267		—%
1-4 single family residential	36	—	—	—	—	—	36	36	—%
Government insured residential	—	12,713	—	7,145	—	—	19,858		2%
	$36	$114,997	$29,816	$7,145	$—	$—	$151,994		1%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

	Six Months Ended June 30, 2025
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Other than Insignificant Payment Delays	Term Extension and Other than Insignificant Payment Delays	Total	% Modified in Portfolio Segment
CRE	$—	$91,833	$—	$—	$8,912	$—	$100,745	2%
C&I	—	10,451	50,395	—	—	6,587	67,433	1%
1-4 single family residential	36	—	—	—	—	—	36	—%
Government insured residential	—	17,653	—	8,668	—	—	26,321	2%
	$36	$119,937	$50,395	$8,668	$8,912	$6,587	$194,535	1%
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended June 30, 2026
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 6.9% to 6.4%.
Term Extension:
CRE	Added a weighted average 0.4 year to the term of the modified loans.
C&I	Added a weighted average 0.2 year to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 1.5 years to the term of the modified loans.
Government insured residential	Added a weighted average 13.9 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.0% to 6.5% and added a weighted average 6.0 years to the term of the modified loans.
Combination - Term Extension and Other than Insignificant Payment Delays:
CRE	Added a weighted average 2.0 years to the term of the modified loans and provided 2.0 years of payment deferral.
C&I	Added a weighted average 1.4 years to the term of the modified loans and provided 2.0 years of payment deferral.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Six Months Ended June 30, 2026
Financial Effect
Interest Rate Reduction:
C&I	Reduced weighted average contractual interest rate from 11.3% to 9.8%
1-4 single family residential	Reduced weighted average contractual interest rate from 6.5% to 6.2%.
Term Extension:
CRE	Added a weighted average 0.4 years to the term of the modified loans.
C&I	Added a weighted average 0.3 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 1.5 years to the term of the modified loans.
Government insured residential	Added a weighted average 13.9 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.0% to 6.5% and added a weighted average 6.0 years to the term of the modified loans.
Combination - Term Extension and Other than Insignificant Payment Delays:
CRE	Added a weighted average 4.0 years to the term of the modified loans and provided 2.0 years of payment deferral.
C&I	Added a weighted average 2.7 years to the term of the modified loans and provided 1.9 years of payment deferral.
Other:
C&I	Added a weighted average 1.9 years to the term of the modified loans, reduced weighted average contractual interest rate from 11.7% to 8.2%, and provided 3.8 years of payment deferral.

Three Months Ended June 30, 2025
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 8.3% to 7.0%.
Term Extension:
CRE	Added a weighted average 0.9 year to the term of the modified loans.
C&I	Added a weighted average 0.6 year to the term of the modified loans.
Government insured residential	Added a weighted average 12.5 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.9 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.3% to 7.1% and added a weighted average 3.5 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Six Months Ended June 30, 2025
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 8.3% to 7.0%.
Term Extension:
CRE	Added a weighted average 0.9 year to the term of the modified loans.
C&I	Added a weighted average 0.9 year to the term of the modified loans.
Government insured residential	Added a weighted average 12.1 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.7 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.3% to 7.1% and added a weighted average 3.1 years to the term of the modified loans.
Combination - Interest Rate Reduction and Other than Insignificant Payment Delays:
CRE	Reduced weighted average contractual interest rate from 4.3% to 3.5% and provided 0.7 year of payment deferral.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 0.6 year to the term of the modified loans and provided 1.3 years of payment deferral.
The following tables present the aging at the dates indicated, of loans that were modified within the previous 12 months (in thousands):

	June 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$91,013	$—	$—	$—	$91,013
C&I	75,491	2,000	—	4,263	81,754
Franchise and equipment finance	2,132	—	—	—	2,132
1-4 single family residential	906	86	—	—	992
Government insured residential	12,213	5,637	3,364	15,380	36,594
	$181,755	$7,723	$3,364	$19,643	$212,485

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$163,759	$—	$—	$16,450	$180,209
C&I	94,846	2,148	—	826	97,820
Franchise and equipment finance	1,455	—	—	—	1,455
1-4 single family residential	36	169	—	—	205
Government insured residential	17,514	6,847	4,029	9,102	37,492
	$277,610	$9,164	$4,029	$26,378	$317,181

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended June 30,
	2026				2025
	Term Extension	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other than Insignificant Payment Delays	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$—	$—	$4,263	$4,263	$—	$826	$—	$826
Government insured residential	1,763	2,117	—	3,880	2,685	—	2,529	5,214
	$1,763	$2,117	$4,263	$8,143	$2,685	$826	$2,529	$6,040

	Six Months Ended June 30,
	2026				2025
	Term Extension	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other than Insignificant Payment Delays	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$—	$—	4,263	$4,263	$—	$1,007	$—	$1,007
Government insured residential	7,532	5,827	—	13,359	5,859	—	3,901	9,760
	$7,532	$5,827	4,263	$17,622	$5,859	$1,007	$3,901	$10,767
Note 5    Income Taxes
The Company’s effective income tax rate was 25.1% and 24.7% for the three and six months ended June 30, 2026 and 26.8% and 26.9% for the three and six months ended June 30, 2025, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2026 and 2025 primarily due to the impact of state income taxes.
Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income.

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2026			December 31, 2025
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,505,000	$691	$(16,694)	$4,555,000	$7,104	$(1,955)
Interest rate collar	125,000	—	—	125,000	1	—
	$3,630,000	$691	$(16,694)	$4,680,000	$7,105	$(1,955)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$—	$832	$—	$2,177
Interest expense on borrowings	531	5,074	1,480	11,115
Interest income on loans	784	(1,305)	1,358	(2,609)
	$1,315	$4,601	$2,838	$10,683
During the three and six months ended June 30, 2026 and 2025, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of June 30, 2026, the amount of net loss expected to be reclassified from AOCI into earnings during the next 12 months was $7.7 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
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
These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized in earnings. Fees recognized related to these derivative instruments were $6.8 million and $9.4 million for the three and six months ended June 30, 2026, respectively, and $3.6 million and $6.9 million for the three and six months ended June 30, 2025. These fees are included in "capital markets income" in the accompanying consolidated statements of income.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	June 30, 2026			December 31, 2025
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$4,640,723	$41,641	$(18,399)	$4,136,758	$26,526	$(50,883)
Pay-variable interest rate swaps	4,640,723	18,425	(41,641)	4,136,758	51,012	(26,526)
Interest rate caps and collars purchased	265,908	1,005	—	280,537	198	(42)
Interest rate caps and collars sold	265,908	—	(1,005)	280,537	42	(198)
RPAs purchased	304,584	410	—	245,198	273	—
RPAs sold	419,233	—	(178)	357,889	—	(212)
	$10,537,079	$61,481	$(61,223)	$9,437,677	$78,051	$(77,861)

(1)Fair values of these derivatives are included in other assets and other liabilities in the consolidated balance sheets. The notional amount and fair value of the foreign currency forward derivative contracts not designated as hedging instruments were not significant at June 30, 2026 and December 31, 2025.
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
Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate derivative instruments subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2026
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$43,337	$—	$43,337	$(20,225)	$(21,506)	$1,606
Derivative liabilities	(35,093)	—	(35,093)	20,225	14,868	—
	$8,244	$—	$8,244	$—	$(6,638)	$1,606

	December 31, 2025
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$33,829	$—	$33,829	$(23,382)	$(9,258)	$1,189
Derivative liabilities	(52,880)	—	(52,880)	23,382	29,498	—
	$(19,051)	$—	$(19,051)	$—	$20,240	$1,189
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026			2025
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(7,395)	$1,923	$(5,472)	$8,598	$(2,235)	$6,363
Amounts reclassified to gain on investment securities available for sale, net	(814)	211	(603)	(613)	160	(453)
Net change in unrealized gains (losses) on investment securities available for sale	(8,209)	2,134	(6,075)	7,985	(2,075)	5,910
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(9,207)	2,394	(6,813)	3,359	(873)	2,486
Amounts reclassified to interest expense on deposits	—	—	—	(832)	216	(616)
Amounts reclassified to interest expense on borrowings	(531)	138	(393)	(5,074)	1,319	(3,755)
Amounts reclassified to interest income on loans	(784)	204	(580)	1,305	(339)	966
Net change in unrealized gains (losses) on derivative instruments	(10,522)	2,736	(7,786)	(1,242)	323	(919)
Other comprehensive income (loss)	$(18,731)	$4,870	$(13,861)	$6,743	$(1,752)	$4,991

	Six Months Ended June 30,
	2026			2025
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(10,933)	$2,843	$(8,090)	$77,067	$(20,037)	$57,030
Amounts reclassified to gain on investment securities available for sale, net	(4,213)	1,095	(3,118)	(1,438)	374	(1,064)
Net change in unrealized gains (losses) on investment securities available for sale	(15,146)	3,938	(11,208)	75,629	(19,663)	55,966
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(18,971)	4,933	(14,038)	7,077	(1,840)	5,237
Amounts reclassified to interest expense on deposits	—	—	—	(2,177)	566	(1,611)
Amounts reclassified to interest expense on borrowings	(1,480)	385	(1,095)	(11,115)	2,890	(8,225)
Amounts reclassified to interest income on loans	(1,358)	353	(1,005)	2,609	(678)	1,931
Net change in unrealized gains (losses) on derivative instruments	(21,809)	5,671	(16,138)	(3,606)	938	(2,668)
Other comprehensive income (loss)	$(36,955)	$9,609	$(27,346)	$72,023	$(18,725)	$53,298

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at March 31, 2026	$(202,806)	$(274)	$(203,080)
Other comprehensive loss	(6,075)	(7,786)	(13,861)
Balance at June 30, 2026	$(208,881)	$(8,060)	$(216,941)

Balance at March 31, 2025	$(250,105)	$13,871	$(236,234)
Other comprehensive income (loss)	5,910	(919)	4,991
Balance at June 30, 2025	$(244,195)	$12,952	$(231,243)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2025	$(197,673)	$8,078	$(189,595)
Other comprehensive loss	(11,208)	(16,138)	(27,346)
Balance at June 30, 2026	$(208,881)	$(8,060)	$(216,941)

Balance at December 31, 2024	$(300,161)	$15,620	$(284,541)
Other comprehensive income (loss)	55,966	(2,668)	53,298
Balance at June 30, 2025	$(244,195)	$12,952	$(231,243)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2026
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$307,677	$—	$307,677
U.S. Government agency and sponsored enterprise residential MBS	—	2,229,375	2,229,375
U.S. Government agency and sponsored enterprise commercial MBS	—	750,700	750,700
Private label residential MBS and CMOs	—	2,526,164	2,526,164
Private label commercial MBS	—	2,364,360	2,364,360
Single family real estate-backed securities	—	182,795	182,795
Collateralized loan obligations	—	772,056	772,056
Non-mortgage asset-backed securities	—	56,498	56,498
State and municipal obligations	—	69,703	69,703
SBA securities	—	52,534	52,534
Marketable equity securities	5,752	—	5,752
Derivative assets	—	62,172	62,172
Total assets at fair value	$313,429	$9,066,357	$9,379,786
Derivative liabilities	$—	$(77,917)	$(77,917)
Total liabilities at fair value	$—	$(77,917)	$(77,917)

	December 31, 2025
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$268,653	$—	$268,653
U.S. Government agency and sponsored enterprise residential MBS	—	2,563,027	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	—	534,363	534,363
Private label residential MBS and CMOs	—	2,490,828	2,490,828
Private label commercial MBS	—	2,168,110	2,168,110
Single family real estate-backed securities	—	225,892	225,892
Collateralized loan obligations	—	780,944	780,944
Non-mortgage asset-backed securities	—	58,765	58,765
State and municipal obligations	—	109,520	109,520
SBA securities	—	57,815	57,815
Marketable equity securities	5,734	—	5,734
Derivative assets	—	85,156	85,156
Total assets at fair value	$274,387	$9,074,420	$9,348,807
Derivative liabilities	$—	$(79,816)	$(79,816)
Total liabilities at fair value	$—	$(79,816)	$(79,816)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	June 30, 2026	December 31, 2025
Collateral dependent loans	$74,984	$183,259
OREO	963	512
	$75,947	$183,771
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$367,873	$367,873	$217,784	$217,784
Investment securities	1/2	$9,317,614	$9,317,614	$9,263,651	$9,263,651
Non-marketable equity securities	2	$144,652	$144,652	$140,684	$140,684
Loans, net	3	$23,711,557	$23,394,467	$24,053,882	$23,707,267
Derivative assets	2	$62,172	$62,172	$85,156	$85,156
Liabilities:
Demand, savings and money market deposits	2	$26,512,467	$26,512,467	$25,464,221	$25,464,221
Time deposits	2	$2,368,781	$2,361,568	$3,888,684	$3,887,392
Federal funds purchased	2	$265,000	$265,000	$—	$—
FHLB advances	2	$1,630,000	$1,629,994	$1,555,000	$1,555,021
Notes and other borrowings	2	$318,936	$313,143	$319,740	$318,456
Derivative liabilities	2	$77,917	$77,917	$79,816	$79,816
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
June 30, 2026

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
Total lending related commitments outstanding at June 30, 2026 were as follows (in thousands):

Commitments to fund loans	$312,605
Unfunded commitments under lines of credit	5,027,450
Commercial and standby letters of credit	214,851
$5,554,906
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$9,027,557	—%	$7,993,915	—%	$8,747,082	—%	$7,705,120	—%
Interest bearing	6,365,179	2.87%	5,407,538	3.39%	6,200,056	2.89%	5,111,328	3.37%
Savings and money market	10,083,767	2.89%	10,355,700	3.41%	10,164,282	2.89%	10,593,396	3.42%
Time	3,251,965	3.51%	3,919,526	3.79%	3,500,231	3.49%	4,122,014	3.89%
	$28,728,468	2.05%	$27,676,679	2.47%	$28,611,651	2.08%	$27,531,858	2.52%

(1)Annualized.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Time deposit accounts with balances greater than $250,000 totaled $706 million and $774 million at June 30, 2026 and December 31, 2025, respectively.
The following table presents maturities of time deposits as of June 30, 2026 (in thousands):

Maturing in:
2026	$1,634,050
2027	704,563
2028	27,854
2029	900
2030	865
Thereafter	549
$2,368,781
Included in deposits are public funds deposits of $2.6 billion and $3.2 billion, at June 30, 2026 and December 31, 2025, respectively, and brokered deposits of $3.0 billion and $4.9 billion at June 30, 2026 and December 31, 2025, respectively. Certain public funds deposits are collateralized by a standby letter of credit issued by the FHLB of Atlanta under the State of Florida Public Deposits Program.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest bearing demand	$45,432	$45,689	$88,726	$85,582
Savings and money market	72,729	88,023	146,007	179,802
Time	28,444	36,983	60,566	79,521
	$146,605	$170,695	$295,299	$344,905
We incur costs related to certain deposit rebate and commission programs. During the three and six months ended June 30, 2026 and 2025, costs related to those programs that were correlated with the balance in the related deposit accounts totaled $14.3 million, $27.5 million, $14.5 million, and $27.7 million, respectively. These expenses are included in "other non-interest expense" in the accompanying consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2026 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2025 Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future", "could", and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by external circumstances outside the Company's direct control, such as (1) an inability to successfully execute our core business strategy; (2) adverse events or conditions impacting the financial services industry, (3) our ability to access capital, including the impact of our credit rating; (4) credit risk inherent in the business of making loans and embedded in our securities portfolio, including inadequate allowance for credit losses and real estate market conditions and valuations; (5) interest rate risk, (6) liquidity risks, (7) risks related to the regulation of our industry, (8) operational risk, including dependence on information technology and third party service providers and the risk of systems failures, interruptions or breaches of security or inability to keep pace with technological change; (9) reputational risk, (10) the impact of conditions in the financial markets and economic conditions generally; (11) ineffective risk management or internal controls; and (12) the selection and application of accounting policies and methods and related assumptions and estimates. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2025 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Executive Overview
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
Second quarter 2026 results compared to first quarter 2026:
•Net income was $70.7 million, or $0.97 per diluted share, up from $61.9 million, or $0.83, per diluted share.
•PPNR, a non-GAAP measure, increased by 3%, to $109.9 million from $106.3 million.
•Annualized ROAA increased to 0.81% from 0.72% and annualized ROAE improved to 9.3% from 8.1%.
•The net interest margin, calculated on a tax-equivalent basis, expanded to 3.06%, up 0.07%, from 2.99%.
•Total deposits, excluding brokered deposits, grew by $1 billion.
•NIDDA increased by $991 million, or 11%, and represented 34% of total deposits; average NIDDA was up 7% or $564 million.
•Wholesale funding, including FHLB advances and brokered deposits, declined by $1.4 billion reflecting continued balance sheet repositioning.

•Total loans declined by $206 million due to continued purposeful runoff in non-core loans. Average core loans increased by $195 million.
•Total criticized and classified loans increased by $7 million, or 1%, while non-performing loans declined by $51 million, or 19%. The NPA ratio improved to 0.66%, down 0.13%; the annualized net charge-off ratio was 0.11%, down 0.50%.
•The ratio of the ACL to total loans increased to 0.91% from 0.87%; the ratio of the ACL to non-performing loans increased to 97.14% from 75.90%; the provision for credit losses was down $9 million.
•At June 30, 2026, CET1 was 12.3%; the ratio of tangible common equity to tangible assets was 8.4%.
•Book value and tangible book value per common share were, $41.55 and $40.48, respectively, at June 30, 2026, compared to $41.11 and $40.05, respectively, at March 31, 2026.
•The Company repurchased approximately 1.1 million shares of its common stock for an aggregate purchase price of $50.1 million.
Our results for the second quarter of 2026 were driven primarily by continued balance sheet repositioning and improvements in funding mix. Growth in NIDDA and core deposits in general, together with lower brokered deposits and wholesale funding, contributed to lower funding costs and higher net interest margin. Profitability improved during the quarter, as reflected in increases in net income, pre-provision net revenue and returns on average assets and equity. Asset quality metrics also improved, including lower non-performing loan and net charge-off ratios, while capital and tangible book value metrics remained strong.
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

	Three Months Ended June 30,			Three Months Ended March 31,			Three Months Ended June 30,
	2026			2026			2025
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,839,310	$315,747	5.31%	$23,835,417	$312,812	5.31%	$23,901,218	$330,805	5.55%
Investment securities (3)	9,381,602	108,693	4.64%	9,471,480	106,953	4.55%	9,352,504	118,046	5.06%
Other interest earning assets	682,205	5,916	3.48%	672,001	5,794	3.49%	807,721	8,343	4.14%
Total interest earning assets	33,903,117	430,356	5.09%	33,978,898	425,559	5.06%	34,061,443	457,194	5.38%
Allowance for credit losses	(213,533)			(218,808)			(227,191)
Non-interest earning assets	1,356,431			1,328,791			1,370,990
Total assets	$35,046,015			$35,088,881			$35,205,242
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$6,365,179	$45,432	2.87%	$6,033,099	$43,294	2.91%	$5,407,538	$45,689	3.39%
Savings and money market deposits	10,083,767	72,729	2.89%	10,245,692	73,278	2.90%	10,355,700	88,023	3.41%
Time deposits	3,251,965	28,444	3.51%	3,751,256	32,122	3.48%	3,919,526	36,983	3.79%
Total interest bearing deposits	19,700,911	146,605	2.99%	20,030,047	148,694	3.01%	19,682,764	170,695	3.48%
FHLB advances	2,028,901	18,991	3.75%	2,193,944	19,897	3.68%	2,941,264	27,828	3.79%
Notes and other borrowings	471,725	5,586	4.74%	366,487	4,608	5.03%	709,081	9,137	5.16%
Total interest bearing liabilities	22,201,537	171,182	3.10%	22,590,478	173,199	3.11%	23,333,109	207,660	3.57%
Non-interest bearing demand deposits	9,027,557			8,463,491			7,993,915
Other non-interest bearing liabilities	776,682			930,784			931,879
Total liabilities	32,005,776			31,984,753			32,258,903
Stockholders' equity	3,040,239			3,104,128			2,946,339
Total liabilities and stockholders' equity	$35,046,015			$35,088,881			$35,205,242
Net interest income		$259,174			$252,360			$249,534
Interest rate spread			1.99%			1.95%			1.81%
Net interest margin			3.06%			2.99%			2.93%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $2.8 million for the three months ended June 30, 2026, and $2.7 million for both the three months ended March 31, 2026 and June 30, 2025. The tax-equivalent adjustment for tax-exempt investment securities was $1.1 million for the three months ended June 30, 2026, and $0.7 million for both the three months ended March 31, 2026 and June 30, 2025.
(2)Annualized.
(3)At fair value.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,837,373	$628,561	5.31%	$23,917,488	$654,918	5.51%
Investment securities (3)	9,426,293	215,644	4.59%	9,229,050	232,636	5.06%
Other interest earning assets	677,425	11,710	3.49%	801,797	16,779	4.22%
Total interest earning assets	33,941,091	855,915	5.07%	33,948,335	904,333	5.36%
Allowance for credit losses	(216,156)			(227,672)
Non-interest earning assets	1,342,393			1,370,321
Total assets	$35,067,328			$35,090,984
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$6,200,056	$88,726	2.89%	$5,111,328	$85,582	3.37%
Savings and money market deposits	10,164,282	146,007	2.89%	10,593,396	179,802	3.42%
Time deposits	3,500,231	60,566	3.49%	4,122,014	79,521	3.89%
Total interest bearing deposits	19,864,569	295,299	3.00%	19,826,738	344,905	3.50%
FHLB advances	2,110,967	38,889	3.72%	2,966,188	55,034	3.74%
Notes and other borrowings	419,396	10,193	4.86%	709,059	18,271	5.16%
Total interest bearing liabilities	22,394,932	344,381	3.10%	23,501,985	418,210	3.58%
Non-interest bearing demand deposits	8,747,082			7,705,120
Other non-interest bearing liabilities	853,307			968,195
Total liabilities	31,995,321			32,175,300
Stockholders' equity	3,072,007			2,915,684
Total liabilities and stockholders' equity	$35,067,328			$35,090,984
Net interest income		$511,534			$486,123
Interest rate spread			1.97%			1.78%
Net interest margin			3.03%			2.87%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $5.4 million for the six months ended June 30, 2026 and 2025. The tax-equivalent adjustment for tax-exempt investment securities was $1.8 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Annualized.
(3)     At fair value.
Three months ended June 30, 2026 compared to the three months ended March 31, 2026
Net interest income on a taxable-equivalent basis was $259.2 million for the three months ended June 30, 2026, compared to $252.4 million for the three months ended March 31, 2026, an increase of $6.8 million, or 2.7%. The increase was driven by a $4.8 million increase in interest income and a $2.0 million decrease in interest expense.
The net interest margin calculated on a tax-equivalent basis, increased to 3.06% for the three months ended June 30, 2026, compared to 2.99% for the immediately preceding three months ended March 31, 2026. Factors impacting the net interest margin for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 included:
•The net interest margin was positively impacted by the increase in average NIDDA as a percentage of both total deposits and total funding. Average NIDDA grew by $564.1 million for the three months ended June 30, 2026, while average interest bearing deposits declined by $329.1 million.
•The average cost of deposits declined to 2.05% for the three months ended June 30, 2026, from 2.12% for the three months ended March 31, 2026. The decrease reflected a reduction of wholesale funding and continued pricing discipline.
•The tax-equivalent yield on investments increased to 4.64% for the three months ended June 30, 2026, from 4.55% for the three months ended March 31, 2026, primarily due to the benefit of securities purchased during the period when spreads widened and there was market volatility.
•The average rate paid on FHLB advances increased to 3.75% for the three months ended June 30, 2026 compared to 3.68% for the three months ended March 31, 2026 primarily due to the maturities of some cash flow hedges.

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Net interest income, calculated on a tax-equivalent basis, increased by $10 million and $25 million for the three and six months ended June 30, 2026, respectively. The increase from the prior year for both periods is primarily due to continued improvement in funding mix. Strong growth in NIDDA supported reductions in higher-cost wholesale funding, including brokered deposits and FHLB advances, lowering overall funding costs and improving margin. These benefits were partially offset by lower yields on loans and investments and to a lesser extent lower average balances of interest-earning assets.
The net interest margin, calculated on a tax-equivalent basis, expanded to 3.06% and 3.03% for the three and six months ended June 30, 2026, respectively, from 2.93% and 2.87% for the three and six months ended June 30, 2025, respectively. The increase in the net interest margin for both periods was primarily a result of balance sheet repositioning and particularly an improved funding mix.
For the three and six months ended June 30, 2026 compared to same periods in the prior year, average NIDDA grew by $1.0 billion while average interest bearing liabilities declined by $1.1 billion. Deposit pricing continued to improve, contributing to lower funding costs. The average cost of deposits declined to 2.05% and 2.08% from 2.47% and 2.52% for the three and six months ended June 30, 2026 and 2025, respectively, reflecting the maturity of higher-rate time deposits, reductions in higher cost brokered deposits and the continued execution of targeted deposit repricing initiatives. Partially offsetting these improvements was a decrease in tax-equivalent yields on investment securities and loans as variable rate assets repriced faster than continued improvement in funding cost and funding mix dynamics due to lower SOFR/Fed funds basis.
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
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount related to funded portion of loans	$15,098	$15,694	$40,200	$31,657
Amount related to off-balance sheet credit exposures	461	4	(55)	(848)
Total provision for credit losses	$15,559	$15,698	$40,145	$30,809
The most significant factors impacting the provision for credit losses for the three months ended June 30, 2026 was an increase in specific reserves, changes in the economic forecast, lower net charge-offs and improved asset quality. The most significant factors impacting the provision for credit losses for the six months ended June 30, 2026 was higher net charge-offs and an increase in specific reserves.
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

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deposit service charges and fees	$6,310	$5,323	$12,529	$10,558
Gain on investment securities, net	941	347	4,231	1,291
Lease financing	3,885	4,612	7,232	8,925
Capital markets income:
Derivative income	6,781	3,648	9,438	6,878
Loan syndication fees	588	3,102	1,179	4,435
Foreign exchange fees	712	373	1,148	708
Total capital markets income	8,081	7,123	11,765	12,021
Other non-interest income	10,022	10,405	18,182	17,285
Total non-interest income	$29,239	$27,810	$53,939	$50,080
The more significant items included in other non-interest income in the table above typically include commercial card revenue, lending related fees other than origination fees, and BOLI income. Non-interest income increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily as a result of higher deposit service charges and capital markets revenue. For the six months ended June 30, 2026, the increase was primarily due to higher deposit service charges and gains on investment securities, partially offset by decrease in lease financing revenue attributable to the continuing decline in the size of the operating lease equipment portfolio.
Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee compensation and benefits	$89,432	$83,153	$186,121	$165,899
Occupancy and equipment	11,192	10,945	22,194	22,288
Deposit insurance expense	5,334	6,976	4,308	14,203
Technology	22,910	23,492	45,325	46,272
Depreciation of operating lease equipment	3,169	3,869	6,535	7,878
Deposit related rebate and commission costs	14,295	14,532	27,524	27,694
Other non-interest expense	28,316	21,360	50,004	40,319
Total non-interest expense	$174,648	$164,327	$342,011	$324,553
For the three months ended June 30, 2026, the increase in employee compensation and benefits was primarily attributable to increased head count as we invest in the growth of the franchise. In addition, in other non-interest expense were higher deposit related costs of $3.8 million, a loss associated with a single real estate owned asset disposition of $1.1 million and elevated operational losses of $1.3 million.
For the six months ended June 30, 2026, higher employee compensation and benefits was primarily due to routine salary increases and increased employee headcount. The decrease in deposit insurance expense was primarily attributable to a $6.7 million release of FDIC special assessment accrual during the six months ended June 30, 2026. A lower base assessment rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, also contributed to the decline in deposit insurance expense. In addition, included in other non-interest expense was $6.3 million in higher deposit related costs and higher operational losses of $1.1 million.
Analysis of Financial Condition
We have continued to execute on our organic balance sheet transformation strategy, focused on improving both the funding profile and asset mix. For the six months ended June 30, 2026, NIDDA increased by $825 million from 31% to 34% of total deposits, while non-brokered deposits increased by $1.4 billion over the same period. Year-over-year, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, average NIDDA increased by $1.0 billion, consistent with continued progress in improving our funding profile. Wholesale funding, including FHLB advances, brokered deposits, and federal funds purchased, declined by $1.5 billion for the six months ended June 30, 2026.
Total loans declined by $345 million for the six months ended June 30, 2026, primarily due to continued runoff of non-core loans. Core loans increased by $14 million while the residential and franchise and equipment finance portfolios declined by a combined $358 million, consistent with our balance sheet repositioning strategy. The loan-to-deposit ratio was 82.9% at June 30, 2026 compared to 82.7% at December 31, 2025. The securities portfolio grew by $54 million for the six months ended June 30, 2026.
Investment Securities
The following table shows the amortized cost and carrying value, which is fair value, of investment securities at the dates indicated (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$318,809	$307,677	$275,966	$268,653
U.S. Government agency and sponsored enterprise residential MBS	2,227,612	2,229,375	2,562,702	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	796,610	750,700	576,295	534,363
Private label residential MBS and CMOs	2,727,024	2,526,164	2,683,881	2,490,828
Private label commercial MBS	2,380,423	2,364,360	2,182,983	2,168,110
Single family real estate-backed securities	184,725	182,795	227,711	225,892
Collateralized loan obligations	773,119	772,056	780,847	780,944
Non-mortgage asset-backed securities	57,483	56,498	59,942	58,765
State and municipal obligations	74,326	69,703	115,193	109,520
SBA securities	54,008	52,534	59,526	57,815
	$9,594,139	$9,311,862	$9,525,046	$9,257,917
Marketable equity securities		5,752		5,734
		$9,317,614		$9,263,651
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, CLOs, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 2.02 years and the estimated weighted average life of the portfolio was 5.4 years as of June 30, 2026. Approximately 65% of the securities portfolio was floating rate at June 30, 2026.
The investment securities AFS portfolio was in a net unrealized loss position of $282.3 million at June 30, 2026, increasing by $15.2 million compared to a net unrealized loss position of $267.1 million at December 31, 2025. Net unrealized losses at June 30, 2026 included $22.1 million of gross unrealized gains and $304.4 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at June 30, 2026 had an aggregate fair value of $5.2 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.

The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

June 30, 2026	December 31, 2025
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
We have not sold, and do not anticipate the need to sell, securities in unrealized loss positions to generate liquidity. At June 30, 2026, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. For additional disclosure related to the fair values of investment securities, see Note 8 to the consolidated financial statements.

The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of June 30, 2026. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	2.50%	4.15%	—%	3.68%
U.S. Government agency and sponsored enterprise residential MBS	4.73%	4.67%	4.72%	4.81%	4.71%
U.S. Government agency and sponsored enterprise commercial MBS	4.22%	3.29%	3.30%	4.93%	3.75%
Private label residential MBS and CMOs	4.55%	4.43%	3.71%	4.02%	4.16%
Private label commercial MBS	4.54%	5.31%	4.05%	3.21%	5.17%
Single family real estate-backed securities	3.86%	4.18%	—%	—%	3.98%
Collateralized loan obligations	5.47%	5.49%	5.54%	—%	5.50%
Non-mortgage asset-backed securities	3.10%	4.51%	2.55%	—%	4.38%
State and municipal obligations	4.22%	4.47%	4.34%	—%	4.37%
SBA securities	4.58%	4.56%	4.44%	4.22%	4.53%
	4.55%	4.84%	4.16%	4.32%	4.61%
Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$6,327,275	26.4%	$6,105,207	25.2%
Construction and land	679,626	2.8%	705,664	2.9%
Owner occupied commercial real estate	2,039,523	8.5%	2,020,572	8.3%
Commercial and industrial	6,641,643	27.8%	7,008,903	28.8%
Mortgage warehouse lending	876,771	3.7%	728,241	3.0%
Pinnacle - municipal finance	636,945	2.7%	619,374	2.6%
Total core loans	17,201,783	71.9%	17,187,961	70.8%
Franchise and equipment finance	71,740	0.3%	102,746	0.4%
Total commercial	17,273,523	72.2%	17,290,707	71.2%

1-4 single family residential	5,807,912	24.3%	6,091,959	25.1%
Government insured residential	847,638	3.5%	891,041	3.7%
Total residential	6,655,550	27.8%	6,983,000	28.8%
Total loans	23,929,073	100.0%	24,273,707	100.0%
Allowance for credit losses	(217,516)		(219,825)
Loans, net	$23,711,557		$24,053,882
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
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	June 30, 2026
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,383,143	20%	54%	23%	23%	1.76	65.6%
Warehouse/Industrial	1,703,612	24%	45%	7%	48%	1.82	49.6%
Multifamily	1,190,305	17%	39%	43%	18%	1.93	53.0%
Retail	1,509,453	22%	39%	19%	42%	1.86	58.0%
Hotel	437,694	6%	76%	11%	13%	1.68	47.6%
Construction and Land	679,626	10%	54%	20%	26%	N/A	N/A
Other	103,068	1%	29%	3%	68%	3.62	48.3%
	$7,006,901	100%	47%	21%	32%	1.85	55.6%

	December 31, 2025
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,426,728	21%	61%	20%	19%	1.70	64.8%
Warehouse/Industrial	1,562,342	23%	47%	7%	46%	1.86	48.2%
Multifamily	943,851	14%	48%	44%	8%	1.91	52.2%
Retail	1,543,815	23%	38%	25%	37%	1.80	58.8%
Hotel	483,267	7%	78%	10%	12%	1.62	46.9%
Construction and Land	705,664	10%	30%	34%	36%	N/A	N/A
Other	145,204	2%	49%	2%	49%	2.96	47.0%
	$6,810,871	100%	48%	22%	30%	1.82	55.3%
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
Included in New York tri-state multifamily loans in the tables above is approximately $99 million of rent regulated exposure as of June 30, 2026.

The following table presents information about CRE loans maturing in the next 12 months by property type at June 30, 2026 (dollars in thousands). 13% of the total CRE portfolio, with a weighted average coupon rate of 4.29%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$482,426	35%	$282,030	20%
Warehouse/Industrial	408,291	24%	179,580	11%
Multifamily	300,515	25%	134,093	11%
Retail	254,935	17%	177,893	12%
Hotel	214,397	49%	143,346	33%
Construction and Land	250,177	37%	387	—%
Other	7,407	7%	7,407	7%
	$1,918,148	27%	$924,736	13%
The following table presents scheduled contractual maturities of the CRE portfolio by property type at June 30, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Office	$334,497	$251,910	$299,823	$340,115	$89,397	$67,401	$1,383,143
Warehouse/Industrial	354,688	287,773	297,735	192,550	323,822	247,044	1,703,612
Multifamily	114,287	366,586	276,724	228,541	100,345	103,822	1,190,305
Retail	239,081	135,762	400,397	147,912	353,492	232,809	1,509,453
Hotel	157,410	56,987	71,532	80,525	57,245	13,995	437,694
Construction and Land	103,361	258,315	88,579	93,878	72,852	62,641	679,626
Other	2	7,406	29,263	8,309	8,048	50,040	103,068
	$1,303,326	$1,364,739	$1,464,053	$1,091,830	$1,005,201	$777,752	$7,006,901
The office segment totaled $1.4 billion at June 30, 2026. Medical office comprised approximately $343 million or 25% of the total office portfolio.
Non-performing CRE loans, excluding SBA loans, totaled $30 million at June 30, 2026 and were entirely comprised of office exposure. Also see the section entitled "Asset Quality" below.
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

The following table presents the exposure in the C&I portfolio by industry, at June 30, 2026 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,217,671	14.1%
Health Care	757,086	8.7%
Utilities	719,805	8.3%
Wholesale Trade	706,384	8.1%
Manufacturing	714,446	8.2%
Construction	709,644	8.2%
Educational Services	630,687	7.3%
Transport / Warehousing	685,240	7.9%
Information	292,961	3.4%
R/E and Rental & Leasing	470,806	5.4%
Professional, Scientific, and Technical Services	426,140	4.9%
Retail Trade	323,216	3.7%
Other Services	312,426	3.6%
Public Administration	239,960	2.8%
Arts, Entertainment, and Recreation	113,046	1.3%
Administrative and Support and Waste Management	168,563	1.9%
Accommodation and Food Services	106,506	1.2%
Other	86,579	1.0%
	$8,681,166	100.0%

(1)    Includes $2.0 billion of owner occupied real estate.
The following chart presents the geographic distribution of the commercial and industrial portfolio at June 30, 2026:

C&I Geographic Distribution

The following chart presents a further breakdown of the NDFI portfolio at June 30, 2026:

NDFI Portfolio Distribution
NDFI exposure totaled $1.3 billion, or 5% of total loans, at June 30, 2026. The "Other" category in the chart above includes primarily REITs, B2C, private equity funds, insurance carriers and investment services. The substantial majority of the NDFI portfolio is pass rated, with two loans totaling $25 million rated non-pass.
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
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
1-4 single family residential	$5,807,912	$6,091,959
Government insured residential	847,638	891,041
	$6,655,550	$6,983,000
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2026, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 5% second homes and 14% investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third parties who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of Buyout Loans totaled $814 million at June 30, 2026.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

June 30, 2026	December 31, 2025
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,739,356	29.9%	$1,812,330	29.7%
New York	1,179,285	20.3%	1,226,041	20.1%
Florida	410,656	7.1%	431,936	7.1%
Illinois	287,567	5.0%	307,499	5.0%
Virginia	272,613	4.7%	286,358	4.7%
Others	1,918,435	33.0%	2,027,795	33.4%
	$5,807,912	100.0%	$6,091,959	100.0%
Operating lease equipment, net
Operating lease equipment, net totaled $157 million and $171 million at June 30, 2026 and December 31, 2025, respectively, consisting primarily of railcars and other transportation equipment. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	June 30, 2026			March 31, 2026			December 31, 2025
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$6,525,611	$16,214,161	93.9%	$6,325,495	$16,226,229	94.0%	$6,145,173	$16,092,180	93.1%
Special mention	33,868	175,198	1.0%	67,396	177,859	1.0%	82,147	175,009	1.0%
Substandard accruing	411,167	686,274	4.0%	418,033	622,436	3.6%	474,592	674,368	3.9%
Substandard non-accruing	36,255	156,208	0.9%	74,584	211,293	1.2%	108,959	300,903	1.7%
Doubtful	—	41,682	0.2%	903	40,758	0.2%	—	48,247	0.3%
	$7,006,901	$17,273,523	100.0%	$6,886,411	$17,278,575	100.0%	$6,810,871	$17,290,707	100.0%
Total criticized and classified loans decreased by $139 million for the six months ended June 30, 2026, while total criticized and classified CRE loans declined by $184 million for the same period. Non-accrual loans declined by $149 million, or 40%, for the six months ended June 30, 2026.

The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-accrual loans are discussed further in the section entitled "Non-performing Assets" below.

	June 30, 2026		March 31, 2026		December 31, 2025
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$17,213	3.9%	$17,302	3.7%	$26,817	5.5%
Office	—	—%	21,370	1.5%	26,754	1.9%
Industrial	—	—%	12,077	0.8%	12,154	0.8%
Construction and land	16,655	2.5%	16,647	2.2%	16,422	2.3%
	33,868	0.5%	67,396	1.0%	82,147	1.2%
Owner occupied commercial real estate	5,174	0.3%	20,032	1.0%	12,400	0.6%
Commercial and industrial	136,156	2.1%	90,431	1.3%	80,462	1.1%
	$175,198		$177,859		$175,009

Substandard accruing:
CRE
Hotel	$24,777	5.7%	$66,245	14.0%	$64,530	13.4%
Retail	56,377	3.7%	88,312	5.8%	88,624	5.7%
Multi-family	98,137	8.2%	98,940	9.5%	101,829	10.8%
Office	127,265	9.2%	107,356	7.7%	162,355	11.4%
Industrial	40,301	2.4%	28,084	1.8%	28,263	1.8%
Construction and land	64,138	9.4%	28,916	3.9%	28,905	4.1%
Other	172	0.2%	180	0.1%	86	0.1%
	$411,167	5.9%	$418,033	6.1%	$474,592	7.0%
Owner occupied commercial real estate	102,941	5.0%	77,700	3.8%	72,728	3.6%
Commercial and industrial	169,203	2.5%	123,421	1.8%	112,883	1.6%
Franchise and equipment finance	2,963	4.1%	3,282	3.9%	14,165	13.8%
	$686,274		$622,436		$674,368

The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

June 30, 2026	December 31, 2025

$16
$75
$118
$88
$43
$89
$237
Multifamily
Hotel
Industrial/
Warehouse
Retail
Office
Construction
& Land (1)
SBA

(1)Includes $29 million and $58 million of office exposure at June 30, 2026 and December 31, 2025, respectively.
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

The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at June 30, 2026:

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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2026	March 31, 2026	December 31, 2025
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$29,922	$66,946	$67,348
Construction and land	—	—	29,662
Owner occupied commercial real estate	18,375	20,230	23,706
Commercial and industrial	116,395	128,591	187,068
Franchise and equipment finance	1,036	1,140	2,516
Guaranteed portion of SBA	31,835	33,812	37,926
Non-guaranteed portion of SBA	327	1,332	1,516
Total commercial loans	197,890	252,051	349,742
Residential	26,034	22,639	22,876
Total non-accrual loans	223,924	274,690	372,618
Loans past due 90 days and still accruing	—	395	—
Total non-performing loans	223,924	275,085	372,618
OREO and other non-performing assets	5,395	4,190	4,829
Total non-performing assets	$229,319	$279,275	$377,447

Non-performing loans to total loans	0.94%	1.14%	1.54%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	0.81%	1.00%	1.38%
Non-performing assets to total assets	0.66%	0.79%	1.08%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.57%	0.69%	0.97%
ACL to total loans	0.91%	0.87%	0.91%
Commercial ACL to commercial loans (1)	1.30%	1.25%	1.30%
ACL to non-performing loans	97.14%	75.90%	58.99%
Net charge-offs to average loans (2)	0.11%	0.61%	0.42%
Net charge-offs to average loans, trailing twelve months	0.35%	0.37%	0.30%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(2)    Annualized for the three months ended June 30, 2026, March 31, 2026, and December 31, 2025.
Contractually delinquent government insured residential loans are typically Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $175 million, $197 million and $159 million at June 30, 2026, March 31, 2026 and December 31, 2025, respectively.
The increase in the ACL to non-performing loans coverage ratio reflected overall lower non-performing loan balances at June 30, 2026 compared to December 31, 2025.
The following charts present non-performing CRE loans by property type at the dates indicated (in millions):

June 30, 2026	December 31, 2025
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At June 30, 2026 and December 31, 2025, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
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
The following table provides an analysis of the ACL, the provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2024	$70,458	$137,954	$116	$2,381	$12,244	$223,153
Provision for credit losses	1,698	29,324	(17)	(1,388)	2,040	31,657
Charge-offs	(13,719)	(23,089)	—	—	(208)	(37,016)
Recoveries	29	4,809	—	90	8	4,936
Balance at June 30, 2025	$58,466	$148,998	$99	$1,083	$14,084	$222,730

Balance at December 31, 2025	$58,344	$148,637	$106	$960	$11,778	$219,825
Provision for credit losses	4,075	35,772	(10)	(675)	1,038	40,200
Charge-offs	(7,196)	(39,990)	—	—	—	(47,186)
Recoveries	3,348	1,186	—	143	—	4,677
Balance at June 30, 2026	$58,571	$145,605	$96	$428	$12,816	$217,516

Net Charge-offs to Average Loans
Three Months Ended June 30, 2025	0.33%	0.34%	—%	(0.13)%	0.01%	0.21%
Three Months Ended June 30, 2026	0.21%	0.13%	—%	(0.41)%	—%	0.11%
The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	June 30, 2026		March 31, 2026		December 31, 2025
	Total	%(1)	Total	%(1)	Total	%(1)
CRE	$58,571	29.2%	$55,704	28.6%	$58,344	28.1%
C&I	145,605	36.3%	141,861	36.7%	148,637	37.1%
Pinnacle - municipal finance	96	2.7%	94	2.6%	106	2.6%
Franchise and equipment finance	428	0.3%	396	0.4%	960	0.4%
Total Commercial	204,700		198,055		208,047
Residential and MWL	12,816	31.5%	10,735	31.7%	11,778	31.8%
	$217,516	100.0%	$208,790	100.0%	$219,825	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	June 30, 2026	March 31, 2026	December 31, 2025
Commercial:
CRE	0.84%	0.81%	0.86%
C&I	1.68%	1.60%	1.65%
Franchise and equipment finance	0.60%	0.47%	0.93%
Total commercial	1.30%	1.25%	1.30%
Pinnacle - municipal finance	0.02%	0.02%	0.02%
Residential and MWL	0.17%	0.14%	0.15%
	0.91%	0.87%	0.91%

ACL to non-performing loans	97.14%	75.90%	58.99%
ACL to CRE office loans	1.98%	1.69%	2.03%
Changes in the ACL during the three months ended June 30, 2026, are depicted in the chart below (dollars in millions):
Changes in the ACL during the three months ended June 30, 2026
As depicted in the chart above, the most significant factors impacting the ACL for the three months ended June 30, 2026, were increases in specific reserves and impact of the changes in the economic forecast, partially offset by net charge-offs and changes in the portfolio composition and borrower financial performance. The ACL was also impacted, although to a lesser extent, by risk rating migration and a decrease in certain qualitative factors.
At June 30, 2026, the ratio of the ACL to loans was 0.91%, compared to 0.87% at March 31, 2026. The commercial ACL ratio, inclusive of C&I, CRE, and franchise and equipment finance was 1.30% at June 30, 2026 compared to 1.25% at March 31, 2026. The ACL to loans ratio for CRE office loans was 1.98% at June 30, 2026 compared to 1.69% at March 31, 2026. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment increased by $2.9 million during the three months ended June 30, 2026, from 0.81% to 0.84% of loans, primarily a result of changes in the economic forecast and increases in specific reserves, partially offset by net charge-offs.
•The ACL for the commercial and industrial sub-segment increased by $3.7 million during the three months ended June 30, 2026, from 1.60% to 1.68% of loans, primarily a result of increases in specific reserves, partially offset by net charge-offs and improvements in borrower financials.

•The ACL for the residential and MWL segments increased by $2.1 million during the three months ended June 30, 2026, from 0.14% to 0.17% of loans, primarily a result of changes in the portfolio composition.
The quantitative estimate of the ACL at June 30, 2026, was informed by forecasted economic scenarios published in June 2026, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at June 30, 2026, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario used in estimating the quantitative portion of the ACL at June 30, 2026, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.6% and
•Annualized growth in national GDP averaging 2.1%.
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
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The composition of deposits at the dates indicated is shown below:

June 30, 2026	December 31, 2025
The Company has a diverse deposit book. At June 30, 2026, our largest industry vertical was title insurance with approximately $4.9 billion in total deposits. Deposits in the HOA vertical totaled $2.4 billion at June 30, 2026. Approximately 75% of our deposits were commercial or municipal deposits at June 30, 2026.
Brokered deposits totaled $3.0 billion and $4.9 billion at June 30, 2026 and December 31, 2025, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive. We are strategically focused on reducing the level of brokered deposits in the future.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

Quarterly average cost of deposits	2.05%	2.12%	2.18%
Non-interest bearing as a % of total deposits	34.4%	30.5%	28.8%
Spot average APY of total deposits	1.92%	2.09%	2.10%
Non-interest bearing demand deposits increased by 11%, or $991 million during the three months ended June 30, 2026 and increased by $825 million, 9%, during the six months ended June 30, 2026. Total deposits decreased by $479 million during the three months ended June 30, 2026 and decreased by $472 million during the six months ended June 30, 2026, while non-brokered deposits increased by $1.1 billion during the three months ended June 30, 2026 and increased by $1.4 billion during the six months ended June 30, 2026.
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of June 30, 2026 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2026 - One month or less	$1,600,000	3.82%
2026 - Over one month	30,000	3.90%
Total contractual balance outstanding	$1,630,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of June 30, 2026 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2026	$430,000	3.30%
Thereafter	$25,000	2.50%
	$455,000	3.28%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	$300,000	$300,000
Unamortized discount and debt issuance costs	(2,825)	(3,143)
	297,175	296,857
Total notes	297,175	296,857
Finance leases	21,761	22,883
Notes and other borrowings	$318,936	$319,740
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

The following chart presents the components of same day available liquidity at June 30, 2026 and December 31, 2025 (in millions):

Same Day Available Liquidity

At June 30, 2026, the ratio of estimated insured and collateralized deposits to total deposits was 51% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 119%. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured.
Our ALM policy establishes limits or operating risk thresholds for a number of measures of liquidity which are monitored at least monthly by the ALCO and quarterly by the Board of Directors. Some of the measures currently used to dimension liquidity risk and manage liquidity are a wholesale funding ratio, the ratio of available liquidity to uninsured/non-collateralized deposits, the ratio of available operational liquidity (which excludes availability at the FRB) to volatile liabilities, a liquidity stress test coverage ratio, the loan to deposit ratio, a one-year liquidity ratio, a measure of available on-balance sheet liquidity, and large depositor concentrations. We also have single depositor relationship limits. Our liquidity management framework incorporates a robust contingency funding plan and liquidity stress testing framework.
The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	June 30, 2026	Policy Limit
Wholesale funding/total assets	17.0%	<37.5%

	June 30, 2026	Operating Threshold
Available operational liquidity/volatile liabilities	2.55x	≥1.50x
Liquidity stress test coverage ratio	2.59x	≥1.50x
One year liquidity ratio	3.33x	≥1.15x
Loan to deposit ratio	82.9%	≤95%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	12.5%	≤15%
Available on-balance sheet liquidity	9.3%	≥5%
Available liquidity to uninsured/non-collateralized deposits	119%	≥105%
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

Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2026 and December 31, 2025, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2026 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,141,882	8.91%	N/A (1)	N/A (1)	$1,410,047	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,141,882	12.30%	$1,660,314	6.50%	$1,149,448	4.50%	$1,788,030	7.00%
Tier 1 risk-based capital	$3,141,882	12.30%	$2,043,463	8.00%	$1,532,597	6.00%	$2,171,179	8.50%
Total risk-based capital	$3,547,261	13.89%	$2,554,329	10.00%	$2,043,463	8.00%	$2,682,045	10.50%
BankUnited:
Tier 1 leverage	$3,321,226	9.43%	$1,761,626	5.00%	$1,409,301	4.00%	N/A	N/A
CET1 risk-based capital	$3,321,226	13.01%	$1,659,008	6.50%	$1,148,544	4.50%	$1,786,624	7.00%
Tier 1 risk-based capital	$3,321,226	13.01%	$2,041,856	8.00%	$1,531,392	6.00%	$2,169,472	8.50%
Total risk-based capital	$3,546,605	13.90%	$2,552,320	10.00%	$2,041,856	8.00%	$2,679,936	10.50%

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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at June 30, 2026 - increase (decrease)
In year 1	(5.5)%	(2.4)%	2.8%	4.7%
In year 2	(10.9)%	(5.2)%	5.3%	9.5%
Model Results at December 31, 2025 - increase (decrease)
In year 1	(4.7)%	(1.9)%	1.9%	3.4%
In year 2	(8.8)%	(3.8)%	3.3%	6.2%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at June 30, 2026 - increase (decrease):	5.9%	4.3%	(3.1)%	(7.0)%
Model Results at December 31, 2025 - increase (decrease):	7.1%	5.3%	(3.5)%	(7.8)%
All of the modeled results at June 30, 2026 are within ALM policy limits.
The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at June 30, 2026 were:
•Prepayment speeds for loans, with CPRs ranging from 7.31% to 15.80% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 3.67% to 11.88% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 9.62% and 13.4%, depending on the magnitude of the modeled rate shock; and
•Overall non-maturity interest bearing deposit beta of 80%.
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

The following tables provide information about the Company's derivatives designated as cash flow hedges as of June 30, 2026 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$455,000	3.28%	Daily SOFR	1.0
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	2,050,000	Term SOFR	3.80%	0.4
Forward starting pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	1,000,000	Term SOFR	3.09%	2.2
Interest rate collar, indexed to 1-month SOFR	Variability of interest cash flows on variable rate loans	125,000	5.58%	1.50%	0.2
		$3,630,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Cash flows hedges maturing in:
Third quarter 2026	$1,125,000	3.68%	$230,000	3.32%
Fourth quarter 2026	750,000	3.96%	200,000	3.33%
2027	300,000	3.76%	—	—%
2028	1,000,000	3.09%	—	—%
Thereafter	—	—%	25,000	2.50%
	$3,175,000	3.57%	$455,000	3.28%
The short duration of our AFS investment portfolio (2.02 at June 30, 2026) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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
The following tables reconcile these non-GAAP financial measurements to the comparable GAAP financial measurements at the dates and for the periods indicated (in thousands except share and per share data):

	June 30, 2026	March 31, 2026	December 31, 2025
Total stockholders’ equity	$3,003,405	$3,015,537	$3,053,829
Less: goodwill and other intangible assets	77,637	77,637	77,637
Tangible stockholders’ equity	$2,925,768	$2,937,900	$2,976,192

Common shares issued and outstanding	72,276,530	73,354,206	74,138,066

Book value per common share	$41.55	$41.11	$41.19

Tangible book value per common share	$40.48	$40.05	$40.14

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income before income taxes	$94,360	$81,738	$93,904	$176,098	$173,976
Provision for credit losses	15,559	24,586	15,698	40,145	30,809
PPNR	$109,919	$106,324	$109,602	$216,243	$204,785

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
During the quarter ended June 30, 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There have been no equity securities sales during the quarter ended June 30, 2026 that were not registered. The table below includes certain information regarding the Company's purchase of its common shares during the quarter ended June 30, 2026.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)(3)
April 1 - April 30, 2026	668,854	$46.44	668,854	$164,865,754
May 1 - May 31, 2026	154,599	$45.84	154,599	$157,778,245
June 1 - June 30, 2026	250,203	$47.89	250,203	$145,796,548
Total	1,073,656	$46.69	1,073,656

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.
(2) On July 22, 2025, the Company's Board of Directors authorized the repurchase of up to $100 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares. As of June 30, 2026, the Company had fully utilized the repurchase authority under this authorization and no amount remained for future repurchases.
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

Item 5.   Other Information
During the three months ended June 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.
Exhibits

Exhibit Number	Description	Location

10.1	Amended and Restated BankUnited, Inc. 2023 Omnibus Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2026

10.2	Amended and Restated Retention Letter, dated July 22, 2025, as amended on May 11, 2026 by and between BankUnited, Inc. and James Mackey	Exhibit 10.1 to the Current Report on Form 8-K filed May 12, 2026

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of August 2026.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ James G. Mackey
James G. Mackey
Chief Financial Officer