Form 10-Q
period 2026-09-30
BankUnited, Inc.
filed 2026-11-05
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
The number of outstanding shares of the registrant common stock, $0.01 par value, as of November 3, 2026 was 69,330,828.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2026

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

PART I
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks:
Non-interest bearing	$12,082	$11,511
Interest bearing	413,098	206,273
Cash and cash equivalents	425,180	217,784
Investment securities	8,905,357	9,263,651
Non-marketable equity securities	158,666	140,684
Loans	23,815,356	24,273,707
Allowance for credit losses	(221,476)	(219,825)
Loans, net	23,593,880	24,053,882
Bank owned life insurance	323,020	305,313
Operating lease equipment, net	151,701	171,371
Goodwill	77,637	77,637
Other assets	940,273	809,129
Total assets	$34,575,714	$35,039,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$9,113,570	$9,109,984
Interest bearing	6,255,347	6,189,534
Savings and money market	9,899,164	10,164,703
Time	3,042,882	3,888,684
Total deposits	28,310,963	29,352,905
Federal funds purchased	229,993	—
FHLB advances	1,925,000	1,555,000
Notes and other borrowings	318,532	319,740
Other liabilities	969,006	757,977
Total liabilities	31,753,494	31,985,622

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 70,188,199 and 74,138,066 shares issued and outstanding	702	741
Paid-in capital	71,452	271,695
Retained earnings	3,104,778	2,970,988
Accumulated other comprehensive loss	(354,712)	(189,595)
Total stockholders' equity	2,822,220	3,053,829
Total liabilities and stockholders' equity	$34,575,714	$35,039,451

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans	$314,391	$324,390	$937,544	$973,864
Investment securities	110,066	120,419	323,899	351,634
Other	5,570	8,113	17,280	24,892
Total interest income	430,027	452,922	1,278,723	1,350,390
Interest expense:
Deposits	140,326	163,555	435,625	508,460
Borrowings	29,047	39,255	78,129	112,560
Total interest expense	169,373	202,810	513,754	621,020
Net interest income before provision for credit losses	260,654	250,112	764,969	729,370
Provision for credit losses	8,952	11,577	49,097	42,386
Net interest income after provision for credit losses	251,702	238,535	715,872	686,984
Non-interest income:
Deposit service charges and fees	6,434	5,387	18,963	15,945
Gain (loss) on investment securities, net	(2,305)	648	1,926	1,940
Lease financing, net	1,715	4,152	8,947	13,077
Capital markets income	6,261	6,269	18,026	18,290
Other non-interest income	7,680	9,110	25,862	26,394
Total non-interest income	19,785	25,566	73,724	75,646
Non-interest expense:
Employee compensation and benefits	89,648	85,196	275,769	251,095
Occupancy and equipment	11,439	10,929	33,633	33,217
Deposit insurance expense	5,535	6,601	9,843	20,804
Technology	20,789	21,630	66,114	67,902
Depreciation of operating lease equipment	3,396	4,423	9,931	12,301
Deposit-related costs	23,595	19,197	63,297	52,740
Other non-interest expense	20,156	18,193	57,982	52,663
Total non-interest expense	174,558	166,169	516,569	490,722
Income before income taxes	96,929	97,932	273,027	271,908
Provision for income taxes	24,759	26,081	68,319	72,815
Net income	$72,170	$71,851	$204,708	$199,093
Earnings per common share, basic	$1.02	$0.96	$2.82	$2.65
Earnings per common share, diluted	$1.01	$0.95	$2.80	$2.63

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$72,170	$71,851	$204,708	$199,093
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	(128,079)	30,128	(136,169)	87,158
Reclassification adjustment for net (gains) losses realized in income	1,666	(488)	(1,452)	(1,552)
Net change in unrealized gains (losses) on securities available for sale	(126,413)	29,640	(137,621)	85,606
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(10,601)	(836)	(24,639)	4,401
Reclassification adjustment for net gains realized in income	(757)	(2,719)	(2,857)	(10,624)
Net change in unrealized gains (losses) on derivative instruments	(11,358)	(3,555)	(27,496)	(6,223)
Other comprehensive income (loss)	(137,771)	26,085	(165,117)	79,383
Comprehensive income (loss)	$(65,601)	$97,936	$39,591	$278,476

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$204,708	$199,093
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(14,916)	(14,696)
Provision for credit losses	49,097	42,386
Gain on investment securities, net	(1,926)	(1,940)
Share based compensation	16,829	14,912
Depreciation and amortization	31,474	39,903
Deferred income taxes	(1,011)	780
Proceeds from sale of loans held for sale, net	41,347	105,154
Daily cash settlement of derivative instruments, net	1,169	(16,760)
Other:
Decrease (increase) in other assets	15,748	(103,898)
Increase (decrease) in other liabilities	55,282	(31,216)
Net cash provided by operating activities	397,801	233,718

Cash flows from investing activities:
Purchases of investment securities	(3,440,300)	(2,529,834)
Proceeds from repayments and calls of investment securities	1,177,406	1,551,710
Proceeds from sale of investment securities	2,404,795	872,214
Purchases of non-marketable equity securities	(413,539)	(212,563)
Proceeds from redemption of non-marketable equity securities	395,557	252,938
Purchases of loans	(306,367)	(247,412)
Loan originations and repayments, net	651,992	655,277
Proceeds from sale of loans	37,650	47,357
Disposition of operating lease equipment	25,338	3,148
Other investing activities, net	(44,070)	(54,406)
Net cash provided by investing activities	488,462	338,429

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Nine Months Ended September 30,
	2026	2025

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,040,522)	752,584
Net increase in federal funds purchased	229,993	—
Additions to FHLB borrowings	525,000	135,000
Repayments of FHLB borrowings	(155,000)	(985,000)
Redemption of senior notes	—	(388,479)
Dividends paid	(72,000)	(68,621)
Repurchase of common stock	(208,593)	—
Other financing activities	42,255	50,758
Net cash used in financing activities	(678,867)	(503,758)
Net increase in cash and cash equivalents	207,396	68,389
Cash and cash equivalents, beginning of period	217,784	491,116
Cash and cash equivalents, end of period	$425,180	$559,505

Supplemental disclosure of cash flow information:
Interest paid	$551,847	$636,065
Income taxes paid, net	$56,431	$129,972

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$78,656	$154,225
Transfers from equipment held for sale to operating lease equipment	$9,593	$—
Dividends declared, not paid	$22,996	$23,282
Unsettled securities purchases	$14,451	$159,625
Unsettled securities sales	$45,860	$—
ROU assets obtained in exchange for lease liabilities	$19,263	$7,791

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2026	72,276,530	$722	$164,020	$3,055,604	$(216,941)	$3,003,405
Comprehensive loss	—	—	—	72,170	(137,771)	(65,601)
Dividends ($0.33 per common share)	—	—	—	(22,996)	—	(22,996)
Equity based compensation, net of shares forfeited and surrendered	5,446	—	5,419	—	—	5,419
Repurchase of common stock	(2,093,777)	(20)	(97,987)	—	—	(98,007)
Balance at September 30, 2026	70,188,199	$702	$71,452	$3,104,778	$(354,712)	$2,822,220

Balance at June 30, 2025	75,218,911	$752	$306,271	$2,877,237	$(231,243)	$2,953,017
Comprehensive income	—	—	—	71,851	26,085	97,936
Dividends ($0.31 per common share)	—	—	—	(23,282)	—	(23,282)
Equity based compensation, net of shares forfeited and surrendered	24,024	—	4,703	—	—	4,703
Balance at September 30, 2025	75,242,935	$752	$310,974	$2,925,806	$(205,158)	$3,032,374

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	74,138,066	$741	$271,695	$2,970,988	$(189,595)	$3,053,829
Comprehensive income	—	—	—	204,708	(165,117)	39,591
Dividends ($0.99 per common share)	—	—	—	(70,918)	—	(70,918)
Equity based compensation, net of shares forfeited and surrendered	507,890	5	8,306	—	—	8,311
Repurchase of common stock	(4,457,757)	(44)	(208,549)	—	—	(208,593)
Balance at September 30, 2026	70,188,199	$702	$71,452	$3,104,778	$(354,712)	$2,822,220

Balance at December 31, 2024	74,748,370	$747	$301,672	$2,796,440	$(284,541)	$2,814,318
Comprehensive income	—	—	—	199,093	79,383	278,476
Dividends ($0.93 per common share)	—	—	—	(69,727)	—	(69,727)
Equity based compensation, net of shares forfeited and surrendered	494,565	5	9,302	—	—	9,307
Balance at September 30, 2025	75,242,935	$752	$310,974	$2,925,806	$(205,158)	$3,032,374

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected in future periods.
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
ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU eliminates the prior stage-based model for capitalization of internal-use software costs and replaces it with a principles-based approach that requires capitalization once management has approved and committed funding for a project and it is probable the project will be completed and the software will function as intended. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating early adoption of the ASU effective January 1, 2027, using the prospective transition method, and is currently evaluating the impact of adoption on its Consolidated Financial Statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
ASU 2025‑12 – Codification Improvements. The ASU includes amendments to ASC 505 that clarify the permissible methods for accounting for share retirements. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating early adoption of the ASC 505 amendments and the related impact on its Consolidated Financial Statements.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2026	2025	2026	2025
Basic earnings per common share:
Numerator:
Net income	$72,170	$71,851	$204,708	$199,093
Distributed and undistributed earnings allocated to participating securities	(1,140)	(1,030)	(3,137)	(2,829)
Income allocated to common stockholders for basic earnings per common share	$71,030	$70,821	$201,571	$196,264
Denominator:
Weighted average common shares outstanding	71,132,255	75,227,314	72,748,103	75,124,070
Less average unvested stock awards	(1,164,631)	(1,116,965)	(1,161,394)	(1,114,472)
Weighted average shares for basic earnings per common share	69,967,624	74,110,349	71,586,709	74,009,598
Basic earnings per common share	$1.02	$0.96	$2.82	$2.65
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$71,030	$70,821	$201,571	$196,264
Adjustment for earnings reallocated from participating securities	6	7	14	15
Income used in calculating diluted earnings per common share	$71,036	$70,828	$201,585	$196,279
Denominator:
Weighted average shares for basic earnings per common share	69,967,624	74,110,349	71,586,709	74,009,598
Dilutive effect of certain share-based awards	573,006	715,117	475,845	601,031
Weighted average shares for diluted earnings per common share	70,540,630	74,825,466	72,062,554	74,610,629
Diluted earnings per common share	$1.01	$0.95	$2.80	$2.63
Unvested shares of 425,663 and 365,380 for the three months ended September 30, 2026 and 2025, respectively, and unvested shares of 428,529 and 313,350 for the nine months ended September 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Note 3    Investment Securities
Investment securities include investment securities available for sale and marketable equity securities. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$328,030	$—	$(27,365)	$300,665
U.S. Government agency and sponsored enterprise residential MBS	1,986,003	2,071	(47,359)	1,940,715
U.S. Government agency and sponsored enterprise commercial MBS	862,700	441	(72,780)	790,361
Private label residential MBS and CMOs	2,972,258	469	(270,772)	2,701,955
Private label commercial MBS	2,258,945	4,505	(29,254)	2,234,196
Single family real estate-backed securities	54,808	—	(25)	54,783
Collateralized loan obligations	709,787	169	(890)	709,066
Non-mortgage asset-backed securities	56,306	—	(973)	55,333
State and municipal obligations	74,054	—	(10,338)	63,716
SBA securities	49,869	64	(1,064)	48,869
	$9,352,760	$7,719	$(460,820)	$8,899,659
Marketable equity securities				5,698
				$8,905,357

	December 31, 2025
	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$275,966	$530	$(7,843)	$268,653
U.S. Government agency and sponsored enterprise residential MBS	2,562,702	16,003	(15,678)	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	576,295	975	(42,907)	534,363
Private label residential MBS and CMOs	2,683,881	2,505	(195,558)	2,490,828
Private label commercial MBS	2,182,983	5,018	(19,891)	2,168,110
Single family real estate-backed securities	227,711	158	(1,977)	225,892
Collateralized loan obligations	780,847	1,315	(1,218)	780,944
Non-mortgage asset-backed securities	59,942	—	(1,177)	58,765
State and municipal obligations	115,193	192	(5,865)	109,520
SBA securities	59,526	26	(1,737)	57,815
	$9,525,046	$26,722	$(293,851)	$9,257,917
Marketable equity securities				5,734
				$9,263,651
Accrued interest receivable on investments totaled $29 million and $30 million at September 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

At September 30, 2026, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$673,947	$644,620
Due after one year through five years	5,013,402	4,861,891
Due after five years through ten years	2,040,491	1,887,790
Due after ten years	1,624,920	1,505,358
	$9,352,760	$8,899,659
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FHLB and FRB totaled $5.5 billion and $8.0 billion at September 30, 2026 and December 31, 2025, respectively.
The following table provides information about gains (losses) on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains on investment securities AFS	$1,651	$674	$6,282	$2,267
Gross realized losses on investment securities AFS	(3,902)	(15)	(4,320)	(170)
Net realized gain (loss)	(2,251)	659	1,962	2,097

Net gain (loss) on marketable equity securities recognized in earnings	(54)	(11)	(36)	(157)

Gain (loss) on investment securities, net	$(2,305)	$648	$1,926	$1,940

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$235,503	$(17,590)	$65,162	$(9,775)	$300,665	$(27,365)
U.S. Government agency and sponsored enterprise residential MBS	1,470,764	(38,142)	190,194	(9,217)	1,660,958	(47,359)
U.S. Government agency and sponsored enterprise commercial MBS	377,295	(20,256)	331,365	(52,524)	708,660	(72,780)
Private label residential MBS and CMOs	894,147	(19,226)	1,664,295	(251,546)	2,558,442	(270,772)
Private label commercial MBS	227,492	(6,797)	206,467	(22,457)	433,959	(29,254)
Single family real estate-backed securities	29,839	(25)	—	—	29,839	(25)
Collateralized loan obligations	413,289	(376)	64,689	(514)	477,978	(890)
Non-mortgage asset-backed securities	44,049	(422)	11,285	(551)	55,334	(973)
State and municipal obligations	17,000	(462)	46,715	(9,876)	63,715	(10,338)
SBA securities	—	—	41,183	(1,064)	41,183	(1,064)
	$3,709,378	$(103,296)	$2,621,355	$(357,524)	$6,330,733	$(460,820)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$125,467	$(825)	$97,812	$(7,018)	$223,279	$(7,843)
U.S. Government agency and sponsored enterprise residential MBS	128,974	(471)	637,536	(15,207)	766,510	(15,678)
U.S. Government agency and sponsored enterprise commercial MBS	36,046	(140)	384,952	(42,767)	420,998	(42,907)
Private label residential MBS and CMOs	83,348	(101)	1,897,018	(195,457)	1,980,366	(195,558)
Private label commercial MBS	134,630	(134)	424,672	(19,757)	559,302	(19,891)
Single family real estate-backed securities	—	—	151,818	(1,977)	151,818	(1,977)
Collateralized loan obligations	37,511	(305)	60,791	(913)	98,302	(1,218)
Non-mortgage asset-backed securities	44,173	(298)	14,592	(879)	58,765	(1,177)
State and municipal obligations	12,125	(189)	47,255	(5,676)	59,380	(5,865)
SBA securities	—	—	54,222	(1,737)	54,222	(1,737)
	$602,274	$(2,463)	$3,770,668	$(291,388)	$4,372,942	$(293,851)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and nine months ended September 30, 2026 and 2025. At September 30, 2026, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position including its ability to pledge securities to generate liquidity, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At September 30, 2026, 462 securities available for sale were in unrealized loss positions. The amount of unrealized losses related to 109 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $0.9 million. No further analysis with respect to these securities was considered necessary. The basis for concluding the remaining AFS securities were not credit loss impaired and no ACL was considered necessary at September 30, 2026, is further discussed below.
Unrealized losses were primarily attributable to a sustained higher interest rate environment and in some cases, wider spreads compared to levels at which securities were purchased. The investment securities AFS portfolio was in a net unrealized loss position of $453.1 million at September 30, 2026, compared to $267.1 million at December 31, 2025, increasing by $186 million during the nine months ended September 30, 2026. While the majority of securities in the portfolio were floating rate at September 30, 2026, fixed rate securities accounted for the majority of unrealized losses.
U.S. Government, U.S. Government Agency and Government Sponsored Enterprise Securities
At September 30, 2026, 15 U.S. treasury, 106 U.S. Government agency and sponsored enterprise residential MBS, 35 U.S. Government agency and sponsored enterprise commercial MBS and 12 SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss, and the Company expects to recover the amortized cost basis of these securities.
Private Label Securities
None of the impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at September 30, 2026. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more conservative than our reasonable and supportable economic forecast at September 30, 2026, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure.
Private label residential MBS and CMOs
At September 30, 2026, 147 private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency, special servicing and prepay trends as well as other economic data that could be indicative of stress in the sector. Underlying delinquencies in this sector remain low. Our September 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 3.3% compared to weighted average credit support of 18.9%. As of September 30, 2026, 86% of impaired securities in this category, based on carrying value, were externally rated AAA, 2% were rated AA, 10% were rated A and 2% were not externally rated.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Private label commercial MBS
At September 30, 2026, 19 private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral concentrations, collateral watch lists, bankruptcy data, defeasance data, special servicing trends, delinquency and other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk. While we have observed some deterioration in collateral performance in this segment, particularly in the office sector, the high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our September 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 8.3% compared to weighted average credit support of 38.4%. As of September 30, 2026, 80% of impaired securities in this category, based on carrying value, were externally rated AAA, 2% were rated AA and 18% were rated A. There was no single-asset, single-borrower exposure.
Single family real estate-backed securities
At September 30, 2026, no single family real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data that could be indicative of stress in the sector. We consider collateral, deal, sector and tranche level performance as well as maturity and refinance risk.
Collateralized loan obligations
At September 30, 2026, seven collateralized loan obligations were in unrealized loss positions. Unrealized losses totaled less than 1% of total amortized cost of this segment at September 30, 2026. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre-, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. The high credit quality of these securities and adequacy of subordination to cover projected collateral losses supports the conclusion that there is no credit loss impairment. Our September 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 14.6% compared to weighted average credit support of 41%. As of September 30, 2026, 84% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 16% were rated AA.
Non-mortgage asset-backed securities
At September 30, 2026, three non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our September 30, 2026 analysis projected weighted average collateral losses for impaired securities in this category of 3.3% compared to weighted average credit support of 40.2%. As of September 30, 2026, 19% of the impaired securities in this category, based on carrying value, were externally rated AAA, and 81% were rated AA.
State and Municipal Obligations
At September 30, 2026, nine state and municipal obligations were in unrealized loss positions. Our analysis of potential credit loss impairment for these securities incorporates a comprehensive analysis and quantitative score of the underlying obligor's credit worthiness provided by a third-party vendor as well as other relevant qualitative considerations. As of September 30, 2026, 7% of the impaired securities in this category, based on carrying value, were externally rated AAA, 88% were rated AA, and 5% were rated A.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2026		December 31, 2025
	2026		2025
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Commercial:
Non-owner occupied commercial real estate	$6,445,359	27.2%	$6,105,207	25.2%
Construction and land	628,015	2.6%	705,664	2.9%
Owner occupied commercial real estate	2,114,989	8.9%	2,020,572	8.3%
Commercial and industrial	6,457,171	27.1%	7,008,903	28.8%
Pinnacle - municipal finance	592,293	2.5%	619,374	2.6%
Franchise and equipment finance	59,342	0.2%	102,746	0.4%
Mortgage warehouse lending	932,290	3.9%	728,241	3.0%
	17,229,459	72.4%	17,290,707	71.2%
Residential:
1-4 single family residential	5,774,390	24.2%	6,091,959	25.1%
Government insured residential	811,507	3.4%	891,041	3.7%
	6,585,897	27.6%	6,983,000	28.8%
Total loans	23,815,356	100.0%	24,273,707	100.0%
Allowance for credit losses	(221,476)		(219,825)
Loans, net	$23,593,880		$24,053,882
Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $21 million and $22 million at September 30, 2026 and December 31, 2025, respectively. The amortized cost of PCD loans totaled $28 million and $32 million at September 30, 2026 and December 31, 2025, respectively.
Included in loans, net are direct or sales type finance leases totaling $379 million and $381 million at September 30, 2026 and December 31, 2025, respectively. The amount of income recognized from direct or sales type finance leases for the three and nine months ended September 30, 2026 and 2025 totaled $2.9 million, $7.7 million, $3.2 million and $8.9 million, respectively, and is included in interest income on loans in the consolidated statements of income.
During the three and nine months ended September 30, 2026 and 2025, the Company purchased residential loans totaling $167 million, $306 million, $62 million, and $247 million, respectively.
At September 30, 2026 and December 31, 2025, the Company had pledged loans with a carrying value of approximately $15.8 billion and $15.6 billion, respectively, as security for FHLB advances and FHLB and Federal Reserve discount window capacity.
Accrued interest receivable on loans totaled $110 million and $113 million at September 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and nine months ended September 30, 2026 and 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Allowance for credit losses
Activity in the ACL is summarized below for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026			2025
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$205,141	$12,375	$217,516	$208,961	$13,769	$222,730
Provision (recovery)	10,044	236	10,280	12,451	(600)	11,851
Charge-offs	(7,079)	—	(7,079)	(15,773)	—	(15,773)
Recoveries	759	—	759	1,073	3	1,076
Ending balance	$208,865	$12,611	$221,476	$206,712	$13,172	$219,884

	Nine Months Ended September 30,
	2026			2025
	Commercial	Residential	Total	Commercial	Residential	Total
Beginning balance	$208,412	$11,413	$219,825	$211,203	$11,950	$223,153
Provision	49,282	1,198	50,480	42,089	1,419	43,508
Charge-offs	(54,265)	—	(54,265)	(52,581)	(208)	(52,789)
Recoveries	5,436	—	5,436	6,001	11	6,012
Ending balance	$208,865	$12,611	$221,476	$206,712	$13,172	$219,884
The ACL was determined utilizing a 2-year reasonable and supportable forecast period. The quantitative portion of the ACL was determined by weighting three third-party provided economic scenarios.
The ACL was 0.93% of total loans at September 30, 2026 compared to 0.91% at December 31, 2025. The most significant factors impacting the ACL for the nine months ended September 30, 2026 were higher specific reserves and net charge-offs. The ACL was also impacted, although to a lesser extent, by increases related to (i) a net increase in certain qualitative factors, (ii) risk rating migration, (iii) changes in the economic forecast, and decreases related to (iv) changes in portfolio composition, (v) improvements in borrower financial performance, and (vi) routine modeling and assumption updates.
The following table presents gross charge-offs during the nine months ended September 30, 2026 by year of origination (in thousands):

	Gross Charge-offs By Loan Origination Year
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total
CRE	$—	$—	$—	$—	$—	$7,449	$—	$7,449
C&I	458	950	4,783	16,563	15,400	791	7,768	46,713
Franchise and equipment finance	—	—	—	—	—	103	—	103
	$458	$950	$4,783	$16,563	$15,400	$8,343	$7,768	$54,265
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount related to funded portion of loans	$10,280	$11,851	$50,480	$43,508
Amount related to off-balance sheet credit exposures	(1,328)	(274)	(1,383)	(1,122)
Total provision for credit losses	$8,952	$11,577	$49,097	$42,386

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
Commercial credit exposure based on internal risk rating (in thousands):

	September 30, 2026
	Amortized Cost By Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
CRE
Pass	$1,292,567	$1,978,943	$776,037	$596,475	$701,800	$1,259,143	$41,019	$6,645,984
Substandard	305	8,804	1,469	71,297	83,334	240,781	21,400	427,390
Total CRE	$1,292,872	$1,987,747	$777,506	$667,772	$785,134	$1,499,924	$62,419	$7,073,374
C&I
Pass	$1,191,116	$1,392,678	$824,430	$568,018	$576,326	$1,009,916	$2,391,024	$7,953,508
Special mention	—	27,781	48,642	—	16,121	2,513	12,190	107,247
Substandard	1,608	20,531	82,053	101,784	86,643	100,548	78,552	471,719
Doubtful	—	—	3,514	7,518	2,842	17,529	8,283	39,686
Total C&I	$1,192,724	$1,440,990	$958,639	$677,320	$681,932	$1,130,506	$2,490,049	$8,572,160
Pinnacle - municipal finance
Pass	$130,327	$62,208	$15,526	$18,551	$56,303	$309,378	$—	$592,293
Total Pinnacle - municipal finance	$130,327	$62,208	$15,526	$18,551	$56,303	$309,378	$—	$592,293
Franchise and equipment finance
Pass	$—	$—	$—	$1,588	$1,523	$52,902	$—	$56,013
Substandard	—	—	—	—	—	3,329	—	3,329
Total Franchise and equipment finance	$—	$—	$—	$1,588	$1,523	$56,231	$—	$59,342
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$932,290	$932,290
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$932,290	$932,290

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

	December 31, 2025
	Amortized Cost By Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
CRE
Pass	$1,836,664	$870,799	$822,536	$826,480	$382,747	$1,286,442	$119,505	$6,145,173
Special mention	—	—	16,422	21,436	12,154	32,135	—	82,147
Substandard	34,723	—	—	87,201	105,074	356,553	—	583,551
Total CRE	$1,871,387	$870,799	$838,958	$935,117	$499,975	$1,675,130	$119,505	$6,810,871
C&I
Pass	$1,693,466	$1,159,621	$795,383	$674,292	$337,040	$1,001,431	$2,852,094	$8,513,327
Special mention	—	13,739	17,160	36,538	5,255	—	20,170	92,862
Substandard	1,167	24,280	65,788	90,484	20,650	104,078	68,592	375,039
Doubtful	—	—	13,462	6,377	14,954	—	13,454	48,247
Total C&I	$1,694,633	$1,197,640	$891,793	$807,691	$377,899	$1,105,509	$2,954,310	$9,029,475
Pinnacle - municipal finance
Pass	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Total Pinnacle - municipal finance	$94,045	$37,328	$55,340	$63,653	$36,700	$332,308	$—	$619,374
Franchise and equipment finance
Pass	$—	$—	$1,778	$3,125	$22,423	$58,739	$—	$86,065
Substandard	—	—	—	—	—	16,681	—	16,681
Total Franchise and equipment finance	$—	$—	$1,778	$3,125	$22,423	$75,420	$—	$102,746
Mortgage warehouse lending
Pass	$—	$—	$—	$—	$—	$—	$728,241	$728,241
Total Mortgage warehouse lending	$—	$—	$—	$—	$—	$—	$728,241	$728,241
At September 30, 2026 and December 31, 2025, the balance of revolving loans converted to term loans was immaterial.
The following table presents criticized and classified commercial loans in aggregate by risk rating category at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Special mention	$107,247	$175,009
Substandard - accruing	730,885	674,368
Substandard - non-accruing	171,553	300,903
Doubtful	39,686	48,247
Total	$1,049,371	$1,198,527
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status (in thousands):

	September 30, 2026
	Amortized Cost By Origination Year
Days Past Due	2026	2025	2024	2023	2022	Prior	Total
Current	$242,954	$239,139	$134,135	$164,955	$846,586	$4,081,387	$5,709,156
30 - 59 Days Past Due	4,940	1,140	527	2,814	8,065	24,986	42,472
60 - 89 Days Past Due	—	—	—	1,175	—	4,582	5,757
90 Days or More Past Due	—	158	2,144	1,067	1,123	12,513	17,005
	$247,894	$240,437	$136,806	$170,011	$855,774	$4,123,468	$5,774,390

	December 31, 2025
	Amortized Cost By Origination Year
Days Past Due	2025	2024	2023	2022	2021	Prior	Total
Current	$245,592	$197,279	$232,600	$920,112	$2,543,128	$1,883,061	$6,021,772
30 - 59 Days Past Due	2,445	72	884	7,390	17,045	20,263	48,099
60 - 89 Days Past Due	395	—	—	—	1,471	2,602	4,468
90 Days or More Past Due	159	2,016	72	975	5,380	9,018	17,620
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV (in thousands):

	September 30, 2026
	Amortized Cost By Origination Year
LTV	2026	2025	2024	2023	2022	Prior	Total
Less than 61%	$51,533	$41,491	$15,634	$25,959	$198,759	$1,545,186	$1,878,562
61% - 70%	62,419	40,666	18,453	19,347	220,861	1,077,598	1,439,344
71% - 80%	99,328	93,957	77,618	101,656	432,844	1,444,962	2,250,365
More than 80%	34,614	64,323	25,101	23,049	3,310	55,722	206,119
	$247,894	$240,437	$136,806	$170,011	$855,774	$4,123,468	$5,774,390

	December 31, 2025
	Amortized Cost By Origination Year
LTV	2025	2024	2023	2022	2021	Prior	Total
Less than 61%	$42,822	$25,252	$41,263	$213,007	$1,035,507	$652,497	$2,010,348
61% - 70%	43,662	24,753	28,681	241,588	715,135	454,229	1,508,048
71% - 80%	102,327	116,351	133,730	470,437	785,474	775,835	2,384,154
More than 80%	59,780	33,011	29,882	3,445	30,908	32,383	189,409
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score (in thousands):

	September 30, 2026
	Amortized Cost By Origination Year
FICO	2026	2025	2024	2023	2022	Prior	Total
760 or greater	$199,310	$168,803	$106,283	$120,866	$606,982	$3,172,936	$4,375,180
720 - 759	42,376	46,184	20,400	25,329	134,425	555,873	824,587
719 or less or not available	6,208	25,450	10,123	23,816	114,367	394,659	574,623
	$247,894	$240,437	$136,806	$170,011	$855,774	$4,123,468	$5,774,390

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

	December 31, 2025
	Amortized Cost By Origination Year
FICO	2025	2024	2023	2022	2021	Prior	Total
760 or greater	$178,910	$145,699	$167,837	$671,820	$2,058,226	$1,395,521	$4,618,013
720 - 759	54,894	35,812	37,624	144,931	324,779	287,334	885,374
719 or less or not available	14,787	17,856	28,095	111,726	184,019	232,089	588,572
	$248,591	$199,367	$233,556	$928,477	$2,567,024	$1,914,944	$6,091,959
Past Due and Non-Accrual Loans
The following table presents an aging of loans at the dates indicated (in thousands):

	September 30, 2026					December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Amortized Cost
CRE	$7,046,035	$—	$21,321	$6,018	$7,073,374	$6,768,897	$751	$14,867	$26,356	$6,810,871
C&I	8,469,510	16,148	5,359	81,143	8,572,160	8,893,254	6,136	48,711	81,374	9,029,475
Pinnacle - municipal finance	592,293	—	—	—	592,293	619,374	—	—	—	619,374
Franchise and equipment finance	59,342	—	—	—	59,342	102,746	—	—	—	102,746
Mortgage warehouse lending	932,290	—	—	—	932,290	728,241	—	—	—	728,241
1-4 single family residential	5,709,156	42,472	5,757	17,005	5,774,390	6,021,772	48,099	4,468	17,620	6,091,959
Government insured residential	542,306	76,942	21,489	170,770	811,507	604,334	101,672	25,926	159,109	891,041
	$23,350,932	$135,562	$53,926	$274,936	$23,815,356	$23,738,618	$156,658	$93,972	$284,459	$24,273,707
Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $30 million ($24 million of C&I and $6 million of CRE) and $34 million at September 30, 2026 and December 31, 2025, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $200 million and $159 million at September 30, 2026 and December 31, 2025, respectively, the vast majority of which were government insured residential loans. These loans are Buyout Loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost	Amortized Cost With No Related Allowance
CRE	$35,676	$2,558	$108,959	$74,976
C&I	174,632	31,106	238,267	88,112
Franchise and equipment finance	931	931	2,516	2,516
1-4 single family residential	23,673	—	22,876	—
	$234,912	$34,595	$372,618	$165,604
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $31.5 million and $37.9 million at September 30, 2026 and December 31, 2025, respectively. The amount of interest income recognized on non-accrual loans was insignificant for the three and nine months ended September 30, 2026 and 2025. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was not material for the three and nine months ended September 30, 2026 and 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Collateral dependent loans
The following table presents the amortized cost basis of collateral dependent loans at the dates indicated (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Extent to Which Secured by Collateral	Amortized Cost	Extent to Which Secured by Collateral
CRE	$35,659	$35,236	$112,494	$112,071
C&I	134,688	95,000	170,222	142,356
Franchise and equipment finance	930	930	2,516	2,516
	$171,277	$131,166	$285,232	$256,943
Collateral for the CRE loan class generally consists of commercial real estate, or for certain construction loans, residential real estate. Collateral for C&I loans generally consists of equipment, accounts receivable, inventory and other business assets and for owner-occupied commercial real estate loans, may also include commercial real estate. Franchise and equipment finance loans may be collateralized by franchise value or by equipment. There were no significant changes to the nature of which collateral secured collateral dependent loans during the nine months ended September 30, 2026.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $112 million, of which $103 million was government insured at September 30, 2026, and $104 million, of which $96 million was government insured at December 31, 2025. The carrying amount of foreclosed residential real estate included in other assets in the accompanying consolidated balance sheet was insignificant at September 30, 2026 and December 31, 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Loan Modifications
The following tables summarize loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2026
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Term Extension and Other than Insignificant Payment Delays	Other (1)	Total	% Modified in Portfolio Segment
CRE	$—	$662	$—	$—	$—	$35,330	$35,992	1%
C&I	—	18,817	27,739	—	19,086	—	65,642	1%
Franchise and equipment finance	—	—	—	—	—	—	—	—%
1-4 single family residential	3,198	—	—	—	—	—	3,198	—%
Government insured residential	—	5,734	—	3,282	—	—	9,016	1%
	$3,198	$25,213	$27,739	$3,282	$19,086	$35,330	$113,848	—%
(1)Other modifications include loans that experienced a combination of Interest Rate Reduction, Term Extension and Other than Insignificant Payment Delays.

	Nine Months Ended September 30, 2026
				Combination
	Interest Rate Reduction	Term Extension	Other than Insignificant Payment Delays	Interest Rate Reduction and Term Extension	Term Extension and Other than Insignificant Payment Delays	Other (1)	Total	% Modified in Portfolio Segment
CRE	$—	$30,851	$—	$—	$29,424	$35,330	$95,605	1%
C&I	119	22,434	27,739	—	65,039	23,212	138,543	2%
Franchise and equipment finance	—	1,834	—	—	—	—	1,834	3%
1-4 single family residential	4,103	—	—	—	—	—	4,103	—%
Government insured residential	—	14,430	—	5,974	—	—	20,404	3%
	$4,222	$69,549	$27,739	$5,974	$94,463	$58,542	$260,489	1%
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
The following tables summarize the financial effect of the modifications made to borrowers experiencing difficulty, during the periods indicated:

Three Months Ended September 30, 2026
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 7.2% to 6.7%.
Term Extension:
CRE	Added a weighted average 0.3 year to the term of the modified loans.
C&I	Added a weighted average 0.9 year to the term of the modified loans.
Government insured residential	Added a weighted average 16.3 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 1.7 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.3% to 6.6% and added a weighted average 2.6 years to the term of the modified loans.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 1.0 years to the term of the modified loans and provided 1.3 years of payment deferral.
Other:
CRE	Added a weighted average 2.0 years to the term of the modified loans, reduced weighted average contractual interest rate from 6.6% to 6.5%, and provided 1.5 years of payment deferral.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Nine Months Ended September 30, 2026
Financial Effect
Interest Rate Reduction:
C&I	Reduced weighted average contractual interest rate from 11.3% to 9.8%
1-4 single family residential	Reduced weighted average contractual interest rate from 7.1% to 6.6%.
Term Extension:
CRE	Added a weighted average 0.4 years to the term of the modified loans.
C&I	Added a weighted average 0.8 years to the term of the modified loans.
Franchise and equipment finance	Added a weighted average 1.5 years to the term of the modified loans.
Government insured residential	Added a weighted average 14.5 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 1.7 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.5% and added a weighted average 4.2 years to the term of the modified loans.
Combination - Term Extension and Other than Insignificant Payment Delays:
CRE	Added a weighted average 2.0 years to the term of the modified loans and provided 2.0 years of payment deferral.
C&I	Added a weighted average 1.5 years to the term of the modified loans and provided 2.0 years of payment deferral.
Other:
CRE	Added a weighted average 2.0 years to the term of the modified loans, reduced weighted average contractual interest rate from 6.6% to 6.5%, and provided 1.5 years of payment deferral.
C&I	Added a weighted average 1.9 years to the term of the modified loans, reduced weighted average contractual interest rate from 11.7% to 8.6%, and provided 3.8 years of payment deferral.

Three Months Ended September 30, 2025
Financial Effect
Term Extension:
CRE	Added a weighted average 3.5 year to the term of the modified loans.
C&I	Added a weighted average 0.3 year to the term of the modified loans.
Government insured residential	Added a weighted average 12.2 years to the term of the modified loans.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.6% and added a weighted average 3.0 years to the term of the modified loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Nine Months Ended September 30, 2025
Financial Effect
Interest Rate Reduction:
1-4 single family residential	Reduced weighted average contractual interest rate from 8.3% to 7.0%.
Term Extension:
CRE	Added a weighted average 1.5 year to the term of the modified loans.
C&I	Added a weighted average 1.2 year to the term of the modified loans.
Government insured residential	Added a weighted average 12.0 years to the term of the modified loans.
Other than Insignificant Payment Delays:
C&I	Provided 0.9 year of payment deferral.
Combination - Interest Rate Reduction and Term Extension:
Government insured residential	Reduced weighted average contractual interest rate from 7.2% to 6.8% and added a weighted average 2.7 years to the term of the modified loans.
Combination - Interest Rate Reduction and Other than Insignificant Payment Delays:
CRE	Reduced weighted average contractual interest rate from 4.3% to 3.5% and provided 0.7 year of payment deferral.
Combination - Term Extension and Other than Insignificant Payment Delays:
C&I	Added a weighted average 0.6 year to the term of the modified loans and provided 1.3 years of payment deferral.
The following tables present the aging at the dates indicated, of loans that were modified within the previous 12 months (in thousands):

	September 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$74,283	$—	$21,321	$—	$95,604
C&I	132,594	737	1,094	4,119	138,544
Franchise and equipment finance	1,834	—	—	—	1,834
1-4 single family residential	2,658	1,445	—	—	4,103
Government insured residential	9,292	7,311	2,765	9,455	28,823
	$220,661	$9,493	$25,180	$13,574	$268,908

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
CRE	$190,459	$—	$—	$16,450	$206,909
C&I	69,692	18,500	1,996	850	91,038
1-4 single family residential	35	—	169	—	204
Government insured residential	14,376	6,627	6,122	14,018	41,143
	$274,562	$25,127	$8,287	$31,318	$339,294

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

The following tables summarize loans that were modified within the previous 12 months and defaulted during the periods indicated (in thousands):

	Three Months Ended September 30,
	2026				2025
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$119	$—	$—	$119	$—	$668	$—	$668
Government insured residential	$—	1,474	756	2,230	8,180	—	3,169	11,349
	$119	$1,474	$756	$2,349	$8,180	$668	$3,169	$12,017

	Nine Months Ended September 30,
	2026					2025
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other than Insignificant Payment Delays	Total	Term Extension	Other than Insignificant Payment Delays	Combination - Interest Rate Reduction and Term Extension	Total
C&I	$119	$—	$—	3,999	$4,118	$—	$1,563	$—	$1,563
Government insured residential	$—	5,982	5,475	—	11,457	12,920	—	6,617	19,537
	$119	$5,982	$5,475	3,999	$15,575	$12,920	$1,563	$6,617	$21,100
Note 5    Income Taxes
The Company’s effective income tax rate was 25.5% and 25.0% for the three and nine months ended September 30, 2026 and 26.6% and 26.8% for the three and nine months ended September 30, 2025, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2026 and 2025 primarily due to the impact of state income taxes.
Note 6    Derivative Financial Instruments
Derivatives designated as hedging instruments
The Company has entered into interest rate derivatives designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income.

The Company also enters into interest rate derivatives designated as fair value hedges with the objective of managing exposure to changes in the fair value of certain fixed-rate financial liabilities attributable to changes in benchmark interest rates. Changes in the fair value of derivative instruments designated as fair value hedges and changes in the fair value of the hedged liabilities attributable to the designated hedged risk are recognized currently in earnings in the same income statement line item as the earnings effect of the hedged liabilities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

The following table summarizes the Company's derivatives designated as hedging instruments as of the dates indicated (in thousands):

	September 30, 2026			December 31, 2025

	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,775,000	$129	$(33,171)	$4,555,000	$7,104	$(1,955)
Interest rate collar	—	—	—	125,000	1	—
Derivatives designated as fair value hedges:
Interest rate swaps	539,000	—	—	—	—	—
	$3,314,000	$129	$(33,171)	$4,680,000	$7,105	$(1,955)

(1)The fair values of derivatives are included in other assets or other liabilities in the consolidated balance sheets.
Cash Flow Hedges
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest income or expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Location of gain (loss) reclassified from AOCI into income:
Interest expense on deposits	$—	$832	$—	$3,009
Interest expense on borrowings	405	4,404	1,885	15,519
Interest income on loans	617	(1,563)	1,975	(4,172)
	$1,022	$3,673	$3,860	$14,356
During the three and nine months ended September 30, 2026 and 2025, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.
As of September 30, 2026, the amount of net loss expected to be reclassified from AOCI into earnings during the next 12 months was $16.6 million, based on the forward curve. See Note 7 to the consolidated financial statements for additional information about the reclassification adjustments from AOCI into earnings.
Fair Value Hedges

During the third quarter of 2026, the Company entered into multiple receive-fixed, pay-variable interest rate swaps with an aggregate notional amount of $539 million and designated the swaps as fair value hedges of benchmark interest rate risk associated with certain fixed-rate brokered certificates of deposit. The swaps became effective during the third quarter of 2026 and mature in 2027.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income for the period indicated (in thousands):

	Three and Nine Months Ended September 30, 2026
Income Statement Location	Gain (loss) on derivatives	Gain (loss) on hedge items	Total gain (loss)

Interest expense on deposits	$(33)	$33	$—

The following table presents the carrying amount of hedged liabilities and the cumulative amount of fair value hedge basis adjustments included in the carrying amount of such liabilities as of September 30, 2026 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Balance Sheet Line Item in Which the Hedged Liability is included	Carrying Amount	Cumulative Fair Value Hedge Basis Adjustment

Deposits	$539,000	$33

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
These derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized in earnings. Fees recognized related to these derivative instruments were $4.6 million and $14.0 million for the three and nine months ended September 30, 2026, respectively, and $5.0 million and $11.9 million for the three and nine months ended September 30, 2025. These fees are included in "capital markets income" in the accompanying consolidated statements of income.
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
The following table summarizes the Company's derivatives not designated as hedging instruments as of the dates indicated (in thousands):

	September 30, 2026			December 31, 2025
	Notional Amount	Fair Value(1)		Notional Amount	Fair Value(1)
		Asset	Liability		Asset	Liability
Pay-fixed interest rate swaps	$5,010,600	$140,040	$(629)	$4,136,758	$26,526	$(50,883)
Pay-variable interest rate swaps	5,010,600	630	(140,537)	4,136,758	51,012	(26,526)
Interest rate caps and collars purchased	323,030	4,947	—	280,537	198	(42)
Interest rate caps and collars sold	323,030	—	(4,947)	280,537	42	(198)
RPAs purchased	306,178	102	—	245,198	273	—
RPAs sold	418,123	—	(50)	357,889	—	(212)
	$11,391,561	$145,719	$(146,163)	$9,437,677	$78,051	$(77,861)

(1)Fair values of these derivatives are included in other assets and other liabilities in the consolidated balance sheets. The notional amount and fair value of the foreign currency forward derivative contracts not designated as hedging instruments were not significant at September 30, 2026 and December 31, 2025.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
Master netting agreements
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate derivative instruments subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2026
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$145,116	$—	$145,116	$(33,800)	$(107,024)	$4,292
Derivative liabilities	(33,800)	—	(33,800)	33,800	—	—
	$111,316	$—	$111,316	$—	$(107,024)	$4,292

	December 31, 2025
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$33,829	$—	$33,829	$(23,382)	$(9,258)	$1,189
Derivative liabilities	(52,880)	—	(52,880)	23,382	29,498	—
	$(19,051)	$—	$(19,051)	$—	$20,240	$1,189
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026			2025
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(173,079)	$45,000	$(128,079)	$40,714	$(10,586)	$30,128
Amounts reclassified to gain (loss) on investment securities available for sale, net	2,251	(585)	1,666	(659)	171	(488)
Net change in unrealized gains (losses) on investment securities available for sale	(170,828)	44,415	(126,413)	40,055	(10,415)	29,640
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(14,325)	3,724	(10,601)	(1,130)	294	(836)
Amounts reclassified to interest expense on deposits	—	—	—	(832)	216	(616)
Amounts reclassified to interest expense on borrowings	(405)	105	(300)	(4,404)	1,145	(3,259)
Amounts reclassified to interest income on loans	(617)	160	(457)	1,563	(407)	1,156
Net change in unrealized gains (losses) on derivative instruments	(15,347)	3,989	(11,358)	(4,803)	1,248	(3,555)
Other comprehensive income (loss)	$(186,175)	$48,404	$(137,771)	$35,252	$(9,167)	$26,085

	Nine Months Ended September 30,
	2026			2025
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(184,012)	$47,843	$(136,169)	$117,781	$(30,623)	$87,158
Amounts reclassified to gain on investment securities available for sale, net	(1,962)	510	(1,452)	(2,097)	545	(1,552)
Net change in unrealized gains (losses) on investment securities available for sale	(185,974)	48,353	(137,621)	115,684	(30,078)	85,606
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during the period	(33,296)	8,657	(24,639)	5,947	(1,546)	4,401
Amounts reclassified to interest expense on deposits	—	—	—	(3,009)	782	(2,227)
Amounts reclassified to interest expense on borrowings	(1,885)	490	(1,395)	(15,519)	4,035	(11,484)
Amounts reclassified to interest income on loans	(1,975)	513	(1,462)	4,172	(1,085)	3,087
Net change in unrealized gains (losses) on derivative instruments	(37,156)	9,660	(27,496)	(8,409)	2,186	(6,223)
Other comprehensive income (loss)	$(223,130)	$58,013	$(165,117)	$107,275	$(27,892)	$79,383

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at June 30, 2026	$(208,881)	$(8,060)	$(216,941)
Other comprehensive loss	(126,413)	(11,358)	(137,771)
Balance at September 30, 2026	$(335,294)	$(19,418)	$(354,712)

Balance at June 30, 2025	$(244,195)	$12,952	$(231,243)
Other comprehensive income (loss)	29,640	(3,555)	26,085
Balance at September 30, 2025	$(214,555)	$9,397	$(205,158)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2025	$(197,673)	$8,078	$(189,595)
Other comprehensive loss	(137,621)	(27,496)	(165,117)
Balance at September 30, 2026	$(335,294)	$(19,418)	$(354,712)

Balance at December 31, 2024	$(300,161)	$15,620	$(284,541)
Other comprehensive income (loss)	85,606	(6,223)	79,383
Balance at September 30, 2025	$(214,555)	$9,397	$(205,158)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2026
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$300,665	$—	$300,665
U.S. Government agency and sponsored enterprise residential MBS	—	1,940,715	1,940,715
U.S. Government agency and sponsored enterprise commercial MBS	—	790,361	790,361
Private label residential MBS and CMOs	—	2,701,955	2,701,955
Private label commercial MBS	—	2,234,196	2,234,196
Single family real estate-backed securities	—	54,783	54,783
Collateralized loan obligations	—	709,066	709,066
Non-mortgage asset-backed securities	—	55,333	55,333
State and municipal obligations	—	63,716	63,716
SBA securities	—	48,869	48,869
Marketable equity securities	5,698	—	5,698
Derivative assets	—	145,848	145,848
Total assets at fair value	$306,363	$8,744,842	$9,051,205
Derivative liabilities	$—	$(179,334)	$(179,334)
Total liabilities at fair value	$—	$(179,334)	$(179,334)

	December 31, 2025
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$268,653	$—	$268,653
U.S. Government agency and sponsored enterprise residential MBS	—	2,563,027	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	—	534,363	534,363
Private label residential MBS and CMOs	—	2,490,828	2,490,828
Private label commercial MBS	—	2,168,110	2,168,110
Single family real estate-backed securities	—	225,892	225,892
Collateralized loan obligations	—	780,944	780,944
Non-mortgage asset-backed securities	—	58,765	58,765
State and municipal obligations	—	109,520	109,520
SBA securities	—	57,815	57,815
Marketable equity securities	5,734	—	5,734
Derivative assets	—	85,156	85,156
Total assets at fair value	$274,387	$9,074,420	$9,348,807
Derivative liabilities	$—	$(79,816)	$(79,816)
Total liabilities at fair value	$—	$(79,816)	$(79,816)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
The following table presents the net carrying value of assets classified within level 3 of the fair value hierarchy at the dates indicated, for which non-recurring changes in fair value were recorded during the period then ended (in thousands):

	September 30, 2026	December 31, 2025
Collateral dependent loans	$79,739	$183,259
OREO	1,295	512
	$81,034	$183,771
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$425,180	$425,180	$217,784	$217,784
Investment securities	1/2	$8,905,357	$8,905,357	$9,263,651	$9,263,651
Non-marketable equity securities	2	$158,666	$158,666	$140,684	$140,684
Loans, net	3	$23,593,880	$23,058,012	$24,053,882	$23,707,267
Derivative assets	2	$145,848	$145,848	$85,156	$85,156
Liabilities:
Demand, savings and money market deposits	2	$25,268,081	$25,268,081	$25,464,221	$25,464,221
Time deposits	2	$3,042,882	$3,033,661	$3,888,684	$3,887,392
Federal funds purchased	2	$229,993	$229,991	$—	$—
FHLB advances	2	$1,925,000	$1,924,951	$1,555,000	$1,555,021
Notes and other borrowings	2	$318,532	$302,316	$319,740	$318,456
Derivative liabilities	2	$179,334	$179,334	$79,816	$79,816
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
September 30, 2026

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
Total lending related commitments outstanding at September 30, 2026 were as follows (in thousands):

Commitments to fund loans	$269,330
Unfunded commitments under lines of credit	5,049,423
Commercial and standby letters of credit	200,588
$5,519,341
Legal Proceedings
The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the adverse impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)	Average Balance	Average Rate Paid(1)
Demand deposits:
Non-interest bearing	$9,027,447	—%	$8,203,439	—%	$8,841,564	—%	$7,873,052	—%
Interest bearing	6,620,530	2.83%	5,586,547	3.36%	6,341,755	2.87%	5,271,474	3.37%
Savings and money market	9,976,749	2.90%	9,921,293	3.35%	10,101,084	2.90%	10,366,899	3.40%
Time	2,339,315	3.40%	3,535,051	3.63%	3,109,007	3.47%	3,924,209	3.82%
	$27,964,041	1.99%	$27,246,330	2.38%	$28,393,410	2.05%	$27,435,634	2.48%

(1)Annualized.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

Time deposit accounts with balances greater than $250,000 totaled $695 million and $774 million at September 30, 2026 and December 31, 2025, respectively.
The following table presents maturities of time deposits as of September 30, 2026 (in thousands):

Maturing in:
2026	$1,129,681
2027	1,882,489
2028	28,210
2029	949
2030	844
Thereafter	709
$3,042,882
Included in deposits are public funds deposits of $2.2 billion and $3.2 billion, at September 30, 2026 and December 31, 2025, respectively, and brokered deposits of $4.1 billion and $4.9 billion at September 30, 2026 and December 31, 2025, respectively. Certain public funds deposits are collateralized by a standby letter of credit issued by the FHLB of Atlanta under the State of Florida Public Deposits Program.
Interest expense on deposits for the periods indicated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest bearing demand	$47,165	$47,304	$135,892	$132,886
Savings and money market	73,071	83,862	219,078	263,664
Time	20,090	32,389	80,655	111,910
	$140,326	$163,555	$435,625	$508,460
Beginning in the third quarter of 2026, we present certain non-interest expenses associated with obtaining, retaining and supporting some of our industry vertical commercial relationships within a separate income statement caption, "Deposit-related costs." Deposit-related costs include deposit rebate and commission programs and other costs associated with deposit sourcing and customer acquisition activities.
Deposit rebate and commission programs represent a component of Deposit-related costs and have historically been disclosed within this note. Expenses associated with such programs that were correlated with the balance in the related deposit accounts totaled $16.1 million and $43.6 million during the three and nine months ended September 30, 2026, respectively, compared to $15.3 million and $43.0 million during the three and nine months ended September 30, 2025, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2026 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2025 Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K").
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
Executive Overview
Quarterly Highlights
In evaluating our financial performance, we consider (i) the funding mix and the composition of interest earning assets; (ii) the level of and trends in net interest income and the net interest margin; (iii) the cost of deposits; (iv) trends in non-interest income and non-interest expense; (v) performance ratios such as the return on average equity and return on average assets and trends in those metrics; and (vi) asset quality metrics, including the level of criticized and classified assets, the ratios of non-performing loans to total loans and non-performing assets to total assets, delinquency and net charge-off rates, as well as trends in those metrics. We analyze these ratios and trends against our own historical performance, our expected performance, our risk appetite and the financial condition and performance of comparable financial institutions.
Third quarter 2026 results compared to second quarter 2026:
•Net income was $72.2 million, or $1.01 per diluted EPS, up from $70.7 million, or $0.97 per diluted EPS.
•Adjusted net income excluding the impact of securities sales was $73.9 million, or $1.03 per diluted EPS, up from $70.0 million, or $0.96 per diluted EPS.
•Annualized ROAA increased to 0.82% from 0.81% and annualized ROAE improved to 9.6% from 9.3%.
•The net interest margin, calculated on a tax-equivalent basis, expanded to 3.16%, up 0.10%, from 3.06%.
•Average cost of deposits improved by 6 bps to 1.99%.

•Total loans declined by $114 million, primarily due to continued purposeful runoff in non-core loans, including a $70 million decrease in residential loans, consistent with our balance sheet repositioning strategy. Core loans decreased modestly by $32 million during the quarter.
•Total criticized and classified loans decreased by $10 million, while non-performing loans increased by $40 million, or 18%. The annualized net charge-off ratio remained low at 0.11% in both the current and prior quarter.
•The ratio of the ACL to total loans increased to 0.93% from 0.91%, and the ratio of the ACL to non-performing loans decreased to 83.96% from 97.14% primarily due to higher non-performing loan balances. The provision for credit losses was down $7 million.
•At September 30, 2026, CET1 was 12.1%; the ratio of tangible common equity to tangible assets was 8.0%.
•Book value and tangible book value per common share were $40.21 and $39.10, respectively, at September 30, 2026, compared to $41.55 and $40.48, respectively, at June 30, 2026.
•The Company repurchased approximately 2.1 million shares of its common stock during the third quarter for an aggregate purchase price of $97.0 million.
Our results for the third quarter of 2026 were driven primarily by continued balance sheet repositioning and lower funding costs. Net interest margin improved during the quarter, and profitability increased as reflected in higher net income and returns on average assets and equity. Asset quality metrics remained favorable, including lower criticized and classified loans, and net charge-offs remained low.
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

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended September 30,
	2026			2026			2025
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Commercial loans	$16,922,172	$255,009	5.98%	$17,084,880	$252,825	5.93%	$16,309,010	$258,888	6.30%
Residential and other consumer loans	6,603,215	62,259	3.77%	6,754,430	62,922	3.73%	7,224,702	68,378	3.78%
Total Loans	23,525,387	317,268	5.36%	23,839,310	315,747	5.31%	23,533,712	327,266	5.53%
Investment securities (3)	9,313,577	111,227	4.76%	9,381,602	108,693	4.64%	9,404,188	121,124	5.13%
Other interest earning assets	542,000	5,570	4.08%	682,205	5,916	3.48%	793,366	8,113	4.06%
Total interest earning assets	33,380,964	434,065	5.17%	33,903,117	430,356	5.09%	33,731,266	456,503	5.38%
Allowance for credit losses	(220,307)			(213,533)			(227,694)
Non-interest earning assets	1,557,166			1,356,431			1,390,051
Total assets	$34,717,823			$35,046,015			$34,893,623
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$6,620,530	$47,165	2.83%	$6,365,179	$45,432	2.87%	$5,586,547	$47,304	3.36%
Savings and money market deposits	9,976,749	73,071	2.90%	10,083,767	72,729	2.89%	9,921,293	83,862	3.35%
Time deposits	2,339,315	20,090	3.40%	3,251,965	28,444	3.51%	3,535,051	32,389	3.63%
Total interest bearing deposits	18,936,594	140,326	2.94%	19,700,911	146,605	2.99%	19,042,891	163,555	3.40%
FHLB advances	2,276,250	21,972	3.83%	2,028,901	18,991	3.75%	3,221,577	32,027	3.94%
Notes and other borrowings	625,179	7,075	4.51%	471,725	5,586	4.74%	542,241	7,228	5.34%
Total interest bearing liabilities	21,838,023	169,373	3.08%	22,201,537	171,182	3.10%	22,806,709	202,810	3.52%
Non-interest bearing demand deposits	9,027,447			9,027,557			8,203,439
Other non-interest bearing liabilities	859,525			776,682			868,385
Total liabilities	31,724,995			32,005,776			31,878,533
Stockholders' equity	2,992,828			3,040,239			3,015,090
Total liabilities and stockholders' equity	$34,717,823			$35,046,015			$34,893,623
Net interest income		$264,692			$259,174			$253,693
Interest rate spread			2.09%			1.99%			1.86%
Net interest margin			3.16%			3.06%			3.00%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $2.9 million for the three months ended September 30, 2026, $2.8 million for the three months ended June 30, 2026 and $2.9 million for the three months ended September 30, 2025. The tax-equivalent adjustment for tax-exempt investment securities was $1.2 million for the three months ended September 30, 2026, $1.1 million for the three months ended June 30, 2026 and $0.7 million for the three months ended September 30, 2025.
(2)Annualized.
(3)At fair value.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Commercial loans	$16,971,269	$756,712	5.96%	$16,412,801	$773,024	6.30%
Residential and other consumer loans	6,760,966	189,114	3.73%	7,375,357	209,160	3.78%
Total Loans	23,732,235	945,826	5.32%	23,788,158	982,184	5.52%
Investment securities (3)	9,283,724	326,850	4.70%	9,288,070	353,760	5.08%
Other interest earning assets	631,787	17,280	3.66%	798,956	24,892	4.17%
Total interest earning assets	33,647,746	1,289,956	5.12%	33,875,184	1,360,836	5.37%
Allowance for credit losses	(217,555)			(227,680)
Non-interest earning assets	1,519,357			1,376,969
Total assets	$34,949,548			$35,024,473
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$6,341,755	$135,892	2.87%	$5,271,474	$132,886	3.37%
Savings and money market deposits	10,101,084	219,078	2.90%	10,366,899	263,664	3.40%
Time deposits	3,109,007	80,655	3.47%	3,924,209	111,910	3.82%
Total interest bearing deposits	19,551,846	435,625	2.98%	19,562,582	508,460	3.48%
FHLB advances	2,166,667	60,860	3.76%	3,052,253	87,060	3.81%
Notes and other borrowings	488,745	17,269	4.72%	652,843	25,500	5.21%
Total interest bearing liabilities	22,207,258	513,754	3.09%	23,267,678	621,020	3.57%
Non-interest bearing demand deposits	8,841,564			7,873,052
Other non-interest bearing liabilities	855,402			934,559
Total liabilities	31,904,224			32,075,289
Stockholders' equity	3,045,324			2,949,184
Total liabilities and stockholders' equity	$34,949,548			$35,024,473
Net interest income		$776,202			$739,816
Interest rate spread			2.03%			1.80%
Net interest margin			3.08%			2.92%

(1)On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $8.3 million for both the nine months ended September 30, 2026 and 2025. The tax-equivalent adjustment for tax-exempt investment securities was $2.9 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Annualized.
(3)     At fair value.

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

	Three Months Ended						Nine Months Ended
	September 30, 2026 vs. June 30, 2026			September 30, 2026 vs. September 30, 2025			September 30, 2026 vs. September 30, 2025
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Commercial loans	$(2,452)	$4,636	$2,184	$9,240	$(13,119)	$(3,879)	$24,901	$(41,213)	$(16,312)
Residential loans	(1,426)	763	(663)	(5,860)	(259)	(6,119)	(17,185)	(2,861)	(20,046)
Total Loans	(3,878)	5,399	1,521	3,380	(13,378)	(9,998)	7,715	(44,073)	(36,358)
Investment securities	(812)	3,346	2,534	(1,082)	(8,815)	(9,897)	(153)	(26,757)	(26,910)
Other interest earning assets	(1,441)	1,095	(346)	(2,583)	40	(2,543)	(4,572)	(3,040)	(7,612)
Total interest earning assets	(6,131)	9,840	3,709	(285)	(22,153)	(22,438)	2,990	(73,870)	(70,880)
Interest Expense Attributable to:
Interest bearing demand deposits	1,819	(86)	1,733	7,366	(7,505)	(139)	22,934	(19,928)	3,006
Savings and money market deposits	(784)	1,126	342	406	(11,197)	(10,791)	(5,765)	(38,821)	(44,586)
Time deposits	(7,838)	(516)	(8,354)	(10,269)	(2,030)	(12,299)	(21,148)	(10,107)	(31,255)
Total interest bearing deposits	(6,803)	524	(6,279)	(2,497)	(20,732)	(23,229)	(3,979)	(68,856)	(72,835)
FHLB advances	2,388	593	2,981	(9,125)	(930)	(10,055)	(24,875)	(1,325)	(26,200)
Notes and other borrowings	1,737	(248)	1,489	939	(1,092)	(153)	(5,798)	(2,433)	(8,231)
Total interest expense	(2,678)	869	(1,809)	(10,683)	(22,754)	(33,437)	(34,653)	(72,613)	(107,266)
Increase in tax-equivalent net interest income	$(3,453)	$8,971	$5,518	$10,398	$601	$10,999	$37,643	$(1,257)	$36,386

Three months ended September 30, 2026 compared to the three months ended June 30, 2026
Net interest income on a taxable-equivalent basis was $264.7 million for the three months ended September 30, 2026, compared to $259.2 million for the three months ended June 30, 2026, an increase of $5.5 million, or 2.1%. The increase was driven by a $3.7 million increase in interest income and a $1.8 million decrease in interest expense.
The net interest margin calculated on a tax-equivalent basis, increased to 3.16% for the three months ended September 30, 2026, compared to 3.06% for the immediately preceding three months ended June 30, 2026. Factors impacting the net interest margin for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 included:
•The net interest margin was positively impacted by an improved funding mix. While average NIDDA remained stable, average interest bearing deposits declined by $764.3 million for the three months ended September 30, 2026, reflecting a reduction in higher cost time deposits. As a result, NIDDA represented a higher percentage of total average deposits and funding, contributing to a decline in the cost of funds to 1.99% for the three months ended September 30, 2026, from 2.05% for the three months ended June 30, 2026.
•The tax-equivalent yield on investments increased to 4.76% for the three months ended September 30, 2026, from 4.64% for the three months ended June 30, 2026, primarily due to the benefit from the strategic sale of lower-yielding, short-duration securities and reinvestment into higher-yielding securities.
•The average rate paid on FHLB advances increased to 3.83% for the three months ended September 30, 2026 compared to 3.75% for the three months ended June 30, 2026 primarily due to the maturities of some cash flow hedges.
Three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Net interest income, calculated on a tax-equivalent basis, increased by $11 million and $36 million for the three and nine months ended September 30, 2026, respectively. The increase from the prior year for both periods is primarily due to continued improvement in funding mix. Strong growth in NIDDA supported reductions in higher-cost wholesale funding, including brokered deposits and FHLB advances, lowering overall funding costs and improving margin. These benefits were partially offset by lower yields on loans and investments and to a lesser extent lower average balances of interest-earning assets.
The net interest margin, calculated on a tax-equivalent basis, expanded to 3.16% and 3.08% for the three and nine months ended September 30, 2026, respectively, from 3.00% and 2.92% for the three and nine months ended September 30, 2025, respectively. The increase in the net interest margin for both periods was primarily a result of balance sheet repositioning and particularly an improved funding mix.
For the three and nine months ended September 30, 2026 compared to same periods in the prior year, average NIDDA grew by $824 million and $1.0 billion, respectively, while average interest bearing liabilities declined by $1.0 billion and $1.1 billion, respectively. Deposit pricing continued to improve, contributing to lower funding costs. The average cost of deposits declined to 1.99% and 2.05% from 2.38% and 2.48% for the three and nine months ended September 30, 2026 and 2025, respectively, reflecting broad-based benefits from reduced rates paid on interest-bearing deposits, as well as reductions in higher cost time deposits. Partially offsetting these improvements was a decline in tax-equivalent yields on investment securities and loans, reflecting changes in earning asset composition and repricing dynamics that compressed asset yields.
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
The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount related to funded portion of loans	$10,280	$11,851	$50,480	$43,508
Amount related to off-balance sheet credit exposures	(1,328)	(274)	(1,383)	(1,122)
Total provision for credit losses	$8,952	$11,577	$49,097	$42,386
The most significant factors impacting the provision for credit losses for the three months ended September 30, 2026 were increases in qualitative reserves driven by economic uncertainty, risk rating migrations, net charge-offs and changes in portfolio composition. The most significant factors impacting the provision for credit losses for the nine months ended September 30, 2026 were higher net charge-offs and increases in specific reserves and qualitative reserves.
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

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deposit service charges and fees	$6,434	$5,387	$18,963	$15,945
Gain (loss) on investment securities, net	(2,305)	648	1,926	1,940
Lease financing, net	1,715	4,152	8,947	13,077
Capital markets income:
Derivative income	4,568	5,007	14,006	11,885
Loan syndication fees	1,140	800	2,318	5,235
Foreign exchange fees	553	462	1,702	1,170
Total capital markets income	6,261	6,269	18,026	18,290
Other non-interest income	7,680	9,110	25,862	26,394
Total non-interest income	$19,785	$25,566	$73,724	$75,646
The more significant items included in other non-interest income in the table above typically include commercial card revenue, lending related fees other than origination fees, and BOLI income. For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, non-interest income decreased primarily as a result of realized losses on the sale of investment securities and lower lease financing income primarily due to a loss on equipment disposition recognized. Other non-interest income also decreased, primarily attributed to lower BOLI income driven by less favorable market performance impacting returns on one policy. These decreases were partially offset by an increase in deposit service charges and fees due to product penetration across treasury service businesses.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, the decrease in non-interest income was primarily due to a decrease in lease financing income attributable to the continuing decline in the size of the operating lease equipment portfolio as well as the loss on equipment disposition. Additionally, loan syndication fees decreased as a result of a decrease in average syndication transaction size contributing to lower fees earned. These decreases were partially offset by an increase in deposit service charges attributed to the product penetration across treasury service businesses, and an increase in derivative income due to higher gains on interest rate swaps not designated as hedging instruments.
Non-Interest Expense
The following table presents components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee compensation and benefits	$89,648	$85,196	$275,769	$251,095
Occupancy and equipment	11,439	10,929	33,633	33,217
Deposit insurance expense	5,535	6,601	9,843	20,804
Technology	20,789	21,630	66,114	67,902
Depreciation of operating lease equipment	3,396	4,423	9,931	12,301
Deposit-related costs	23,595	19,197	63,297	52,740
Other non-interest expense	20,156	18,193	57,982	52,663
Total non-interest expense	$174,558	$166,169	$516,569	$490,722
For the three months ended September 30, 2026, the increase in employee compensation and benefits was primarily attributable to increased headcount as we invest in the growth of the franchise. In addition, deposit related costs increased by $4.4 million primarily due to higher costs associated with deposit gathering activities resulting from increased competition for commercial deposits.

For the nine months ended September 30, 2026, the increase in employee compensation and benefits was primarily due to routine salary increases and increased employee headcount. The decrease in deposit insurance expense was primarily attributable to a $6.7 million release of FDIC special assessment accrual and a lower base assessment rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Deposit-related costs increased primarily due to higher costs associated with deposit gathering activities resulting from increased competition for commercial deposits. Additionally, other non-interest expense increased primarily due to increases to professional fee expenses and digital advertising costs.
Analysis of Financial Condition
We have continued to execute on our organic balance sheet transformation strategy, focused on improving both the funding profile and asset mix. For the nine months ended September 30, 2026, wholesale funding, including FHLB advances, brokered deposits and federal funds purchased, declined by $117 million. NIDDA represented 32% of total deposits at September 30, 2026, compared to 31% at December 31, 2025, and average NIDDA increased by $319 million during the nine months ended September 30, 2026, reflecting continued progress in strengthening our funding portfolio.
Total loans declined by $458 million for the nine months ended September 30, 2026, primarily due to continued runoff of non-core loans. The residential and franchise and equipment finance portfolios declined by a combined $441 million, consistent with our balance sheet repositioning strategy and accounted for substantially all of the decrease in total loans. Core commercial portfolio segments comprised 72.2% of total loans at September 30, 2026, up from 70.8% at December 31, 2025, while residential loans decreased to 27.6% of total loans from 28.8% over the same period. The loan-to-deposit ratio was 84.1% at September 30, 2026 compared to 82.7% at December 31, 2025.
Investment Securities
The following table shows the amortized cost and carrying value, which is fair value, of investment securities at the dates indicated (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$328,030	$300,665	$275,966	$268,653
U.S. Government agency and sponsored enterprise residential MBS	1,986,003	1,940,715	2,562,702	2,563,027
U.S. Government agency and sponsored enterprise commercial MBS	862,700	790,361	576,295	534,363
Private label residential MBS and CMOs	2,972,258	2,701,955	2,683,881	2,490,828
Private label commercial MBS	2,258,945	2,234,196	2,182,983	2,168,110
Single family real estate-backed securities	54,808	54,783	227,711	225,892
Collateralized loan obligations	709,787	709,066	780,847	780,944
Non-mortgage asset-backed securities	56,306	55,333	59,942	58,765
State and municipal obligations	74,054	63,716	115,193	109,520
SBA securities	49,869	48,869	59,526	57,815
	$9,352,760	$8,899,659	$9,525,046	$9,257,917
Marketable equity securities		5,698		5,734
		$8,905,357		$9,263,651
Our investment strategy is focused on ensuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury and U.S. Government Agency and sponsored enterprise securities. We have also invested in highly-rated structured products, including private-label commercial and residential MBS, CLOs, single family real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, are generally pledgeable at either the FHLB or the FRB and provide us with attractive yields. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We remain committed to keeping the duration of our securities portfolio short; relatively short effective portfolio duration helps mitigate interest rate risk. The estimated effective duration of the investment portfolio was 2.58 years and the estimated weighted average life of the portfolio was 6.1 years as of September 30, 2026. Approximately 60% of the securities portfolio was floating rate at September 30, 2026.

The investment securities AFS portfolio was in a net unrealized loss position of $453.1 million at September 30, 2026, increasing by $186 million compared to a net unrealized loss position of $267.1 million at December 31, 2025. Net unrealized losses at September 30, 2026 included $7.7 million of gross unrealized gains and $460.8 million of gross unrealized losses. Investment securities available for sale in unrealized loss positions at September 30, 2026 had an aggregate fair value of $6.3 billion. The unrealized losses resulted primarily from a sustained period of higher interest rates, and in some cases, wider spreads compared to the levels at which securities were purchased. None of the unrealized losses were attributable to credit loss impairments.
The external ratings distribution of our AFS securities portfolio at the dates indicated is depicted in the charts below:

September 30, 2026	December 31, 2025
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
We may sell securities in the ordinary course of business for a variety of reasons, including liquidity management, interest rate risk management, concentration management and optimization of the risk and return profile of the investment portfolio.

During the third quarter of 2026, we sold approximately $1.0 billion of lower-yielding securities and recognized related realized losses. The sales were executed to take advantage of market conditions and reinvest proceeds into higher-yielding securities with longer durations to enhance the earnings profile of the investment portfolio. At September 30, 2026, the Company did not have an intent to sell securities that were in significant unrealized loss positions, and it was not more likely than not that the Company would be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. The substantial majority of our investment securities are eligible to be pledged at either the FHLB or FRB.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. For additional disclosure related to the fair values of investment securities, see Note 8 to the consolidated financial statements.
The following table shows the weighted average prospective yields based on current rates, categorized by scheduled maturity, for AFS investment securities as of September 30, 2026. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21%:

	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
U.S. Treasury securities	—%	1.90%	4.22%	—%	3.71%
U.S. Government agency and sponsored enterprise residential MBS	4.98%	5.00%	5.09%	5.15%	5.05%
U.S. Government agency and sponsored enterprise commercial MBS	4.30%	3.12%	3.73%	5.17%	3.92%
Private label residential MBS and CMOs	4.85%	4.58%	3.96%	4.54%	4.46%
Private label commercial MBS	5.01%	5.58%	3.85%	3.20%	5.44%
Single family real estate-backed securities	—%	5.43%	—%	—%	5.43%
Collateralized loan obligations	5.75%	5.80%	5.90%	—%	5.82%
Non-mortgage asset-backed securities	3.06%	4.76%	2.55%	—%	4.62%
State and municipal obligations	4.20%	4.50%	4.31%	—%	4.36%
SBA securities	4.56%	4.54%	4.41%	4.23%	4.51%
	4.95%	5.05%	4.38%	4.80%	4.88%

Loans
The following table shows the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total Loans	Amortized Cost	Percent of Total Loans
Non-owner occupied commercial real estate	$6,445,359	27.2%	$6,105,207	25.2%
Construction and land	628,015	2.6%	705,664	2.9%
Owner occupied commercial real estate	2,114,989	8.9%	2,020,572	8.3%
Commercial and industrial	6,457,171	27.1%	7,008,903	28.8%
Mortgage warehouse lending	932,290	3.9%	728,241	3.0%
Pinnacle - municipal finance	592,293	2.5%	619,374	2.6%
Total core loans	17,170,117	72.2%	17,187,961	70.8%
Franchise and equipment finance	59,342	0.2%	102,746	0.4%
Total commercial	17,229,459	72.4%	17,290,707	71.2%

1-4 single family residential	5,774,390	24.2%	6,091,959	25.1%
Government insured residential	811,507	3.4%	891,041	3.7%
Total residential	6,585,897	27.6%	6,983,000	28.8%
Total loans	23,815,356	100.0%	24,273,707	100.0%
Allowance for credit losses	(221,476)		(219,825)
Loans, net	$23,593,880		$24,053,882
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
The following tables present the distribution of commercial real estate loans by property type, along with weighted average DSCRs and LTVs at the dates indicated (dollars in thousands):

	September 30, 2026
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,380,633	20%	54%	23%	23%	1.63	64.9%
Warehouse/Industrial	1,735,143	25%	42%	10%	48%	1.81	50.0%
Multifamily	1,259,743	18%	35%	41%	24%	1.81	53.0%
Retail	1,559,428	21%	38%	19%	43%	1.85	57.4%
Hotel	409,891	6%	75%	11%	14%	1.69	46.9%
Construction and Land	628,015	9%	61%	14%	25%	N/A	N/A
Other	100,521	1%	28%	3%	69%	4.23	42.8%
	$7,073,374	100%	46%	20%	34%	1.80	55.4%

	December 31, 2025
	Amortized Cost	Percent of Total CRE	FL	New York Tri-State	Other	Weighted Average DSCR	Weighted Average LTV
Office	$1,426,728	21%	61%	20%	19%	1.70	64.8%
Warehouse/Industrial	1,562,342	23%	47%	7%	46%	1.86	48.2%
Multifamily	943,851	14%	48%	44%	8%	1.91	52.2%
Retail	1,543,815	23%	38%	25%	37%	1.80	58.8%
Hotel	483,267	7%	78%	10%	12%	1.62	46.9%
Construction and Land	705,664	10%	30%	34%	36%	N/A	N/A
Other	145,204	2%	49%	2%	49%	2.96	47.0%
	$6,810,871	100%	48%	22%	30%	1.82	55.3%
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
Included in New York tri-state multifamily loans in the tables above is approximately $79 million of rent regulated exposure as of September 30, 2026.
The following table presents information about CRE loans maturing in the next 12 months by property type at September 30, 2026 (dollars in thousands). 11% of the total CRE portfolio, with a weighted average coupon rate of 4.25%, is fixed rate to the borrower and maturing in the next 12 months.

	Maturing in the Next 12 Months	% Maturing in the Next 12 Months	Fixed Rate or Swapped Maturing Next 12 Months	Fixed Rate to Borrower Maturing in Next 12 Months as a % of Total Portfolio
Office	$454,143	33%	$223,506	16%
Warehouse/Industrial	324,791	19%	143,800	8%
Multifamily	434,238	34%	215,805	17%
Retail	255,642	16%	96,662	6%
Hotel	188,056	46%	90,009	22%
Construction and Land	165,019	26%	33,309	5%
Other	34,569	34%	7,361	7%
	$1,856,458	26%	$810,452	11%
The following table presents scheduled contractual maturities of the CRE portfolio by property type at September 30, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Office	$229,163	$267,459	$377,928	$343,944	$89,235	$72,904	$1,380,633
Warehouse/Industrial	132,857	282,548	297,365	329,289	338,647	354,437	1,735,143
Multifamily	79,598	412,473	272,840	267,667	99,914	127,251	1,259,743
Retail	182,505	147,319	399,688	210,282	354,019	265,615	1,559,428
Hotel	131,434	56,622	71,281	80,185	57,109	13,260	409,891
Construction and Land	17,634	206,918	152,795	135,416	53,065	62,187	628,015
Other	1	34,568	1,291	6,901	8,015	49,745	100,521
	$773,192	$1,407,907	$1,573,188	$1,373,684	$1,000,004	$945,399	$7,073,374
The office segment totaled $1.4 billion at September 30, 2026. Medical office comprised approximately $343 million or 25% of the total office portfolio.
Non-performing CRE loans, excluding SBA loans, totaled $29 million at September 30, 2026 and were entirely comprised of office exposure. Also see the section entitled "Asset Quality" below.

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
The following table presents the exposure in the C&I portfolio by industry, at September 30, 2026 (dollars in thousands):

	Amortized Cost(1)	Percent of Total
Finance and Insurance	$1,282,052	14.9%
Health Care	731,341	8.5%
Utilities	725,125	8.5%
Wholesale Trade	735,891	8.6%
Manufacturing	656,401	7.7%
Construction	687,567	8.0%
Educational Services	647,709	7.6%
Transport / Warehousing	634,048	7.4%
Information	304,842	3.6%
R/E and Rental & Leasing	460,476	5.4%
Professional, Scientific, and Technical Services	418,564	4.9%
Retail Trade	319,969	3.7%
Other Services	298,816	3.5%
Public Administration	206,084	2.4%
Arts, Entertainment, and Recreation	112,820	1.3%
Administrative and Support and Waste Management	195,553	2.3%
Accommodation and Food Services	90,067	1.0%
Other	64,835	0.7%
	$8,572,160	100.0%

(1)    Includes $2.1 billion of owner occupied real estate.
The following chart presents the geographic distribution of the commercial and industrial portfolio at September 30, 2026:

C&I Geographic Distribution

The following chart presents a further breakdown of the NDFI portfolio at September 30, 2026:

NDFI Portfolio Distribution
NDFI exposure totaled $1.3 billion, or 5% of total loans, at September 30, 2026. The "Other" category in the chart above includes primarily REITs, B2C, private equity funds, insurance carriers and investment services. The substantial majority of the NDFI portfolio is pass-rated, with two loans totaling $25 million rated non-pass.
The franchise and equipment finance portfolio is comprised of loans originated by Bridge including (i) franchise acquisition, expansion and equipment financing facilities and (ii) transportation equipment finance. We expect balances in these segments will continue to decline.
The Pinnacle portfolio consists of essential-use equipment financing to state and local governmental entities on a national basis directly and through vendor programs and alliances, with financing structures including equipment lease purchase agreements, direct (private placement) bond re-fundings and loan agreements. Credit quality within the portfolio remained strong, as the entire portfolio is pass-rated.
Residential mortgages
The following table shows the composition of residential loans at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
1-4 single family residential	$5,774,390	$6,091,959
Government insured residential	811,507	891,041
	$6,585,897	$6,983,000
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of prime jumbo loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2026, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 5% second homes and 14% investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third parties who have exercised their right to purchase these loans out of GNMA securitizations upon default ("Buyout Loans"). Buyout Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of Buyout Loans totaled $779 million at September 30, 2026.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio by product type at the dates indicated:

September 30, 2026	December 31, 2025
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
California	$1,706,402	29.6%	$1,812,330	29.7%
New York	1,160,230	20.1%	1,226,041	20.1%
Florida	413,638	7.2%	431,936	7.1%
Illinois	284,496	4.9%	307,499	5.0%
Virginia	277,073	4.8%	286,358	4.7%
Others	1,932,551	33.4%	2,027,795	33.4%
	$5,774,390	100.0%	$6,091,959	100.0%
Operating lease equipment, net
Operating lease equipment, net totaled $152 million and $171 million at September 30, 2026 and December 31, 2025, respectively, consisting primarily of railcars and other transportation equipment. We expect the balance of operating lease equipment to continue to decline as this product offering is no longer considered core to our business strategy.
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
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	September 30, 2026			June 30, 2026			December 31, 2025
	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans	CRE	Total Commercial	Percent of Commercial Loans
Pass	$6,645,984	$16,180,088	93.9%	$6,525,611	$16,214,161	93.9%	$6,145,173	$16,092,180	93.1%
Special mention	—	107,247	0.6%	33,868	175,198	1.0%	82,147	175,009	1.0%
Substandard accruing	391,714	730,885	4.2%	411,167	686,274	4.0%	474,592	674,368	3.9%
Substandard non-accruing	35,676	171,553	1.1%	36,255	156,208	0.9%	108,959	300,903	1.7%
Doubtful	—	39,686	0.2%	—	41,682	0.2%	—	48,247	0.3%
	$7,073,374	$17,229,459	100.0%	$7,006,901	$17,273,523	100.0%	$6,810,871	$17,290,707	100.0%
Total criticized and classified loans decreased by $149 million for the nine months ended September 30, 2026, while total criticized and classified CRE loans declined by $238 million for the same period. Non-accrual loans declined by $138 million, or 37%, for the nine months ended September 30, 2026.

The following table provides additional information about special mention and substandard accruing loans at the dates indicated (dollars in thousands). All of these loans are performing. Non-accrual loans are discussed further in the section entitled "Non-performing Assets" below.

	September 30, 2026		June 30, 2026		December 31, 2025
	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment	Amortized Cost	% of Loan Segment
Special mention:
CRE
Hotel	$—	—%	$17,213	3.9%	$26,817	5.5%
Office	—	—%	—	—%	26,754	1.9%
Industrial	—	—%	—	—%	12,154	0.8%
Construction and land	—	—%	16,655	2.5%	16,422	2.3%
	—	—%	33,868	0.5%	82,147	1.2%
Owner occupied commercial real estate	2,513	0.1%	5,174	0.3%	12,400	0.6%
Commercial and industrial	104,734	1.6%	136,156	2.1%	80,462	1.1%
	$107,247		$175,198		$175,009

Substandard accruing:
CRE
Hotel	$40,614	9.9%	$24,777	5.7%	$64,530	13.4%
Retail	46,170	3.0%	56,377	3.7%	88,624	5.7%
Multi-family	71,563	5.7%	98,137	8.2%	101,829	10.8%
Office	128,207	9.3%	127,265	9.2%	162,355	11.4%
Industrial	22,695	1.3%	40,301	2.4%	28,263	1.8%
Construction and land	82,301	13.1%	64,138	9.4%	28,905	4.1%
Other	164	0.2%	172	0.2%	86	0.1%
	$391,714	5.5%	$411,167	5.9%	$474,592	7.0%
Owner occupied commercial real estate	100,955	4.8%	102,941	5.0%	72,728	3.6%
Commercial and industrial	235,818	3.7%	169,203	2.5%	112,883	1.6%
Franchise and equipment finance	2,398	4.0%	2,963	4.1%	14,165	13.8%
	$730,885		$686,274		$674,368

The following charts present criticized and classified CRE loans by property type at the dates indicated (in millions):

September 30, 2026	December 31, 2025

$16
$118
$75
$88
$43
$237
$89
Multifamily
Hotel
Industrial/
Warehouse
Retail
Office
Construction
& Land (1)
SBA

(1)Includes $29 million and $58 million of office exposure at September 30, 2026 and December 31, 2025, respectively.
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

The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at September 30, 2026:

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
The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2026	June 30, 2026	December 31, 2025
Non-accrual loans:
Commercial:
Non-owner occupied commercial real estate	$29,424	$29,922	$67,348
Construction and land	—	—	29,662
Owner occupied commercial real estate	9,096	18,375	23,706
Commercial and industrial	140,012	116,395	187,068
Franchise and equipment finance	931	1,036	2,516
Guaranteed portion of SBA	31,544	31,835	37,926
Non-guaranteed portion of SBA	232	327	1,516
Total commercial loans	211,239	197,890	349,742
Residential	23,673	26,034	22,876
Total non-accrual loans	234,912	223,924	372,618
Loans past due 90 days and still accruing	28,885	—	—
Total non-performing loans	263,797	223,924	372,618
OREO and other non-performing assets	2,374	5,395	4,829
Total non-performing assets	$266,171	$229,319	$377,447

Non-performing loans to total loans	1.11%	0.94%	1.54%
Non-performing loans, excluding the guaranteed portion of non-accrual SBA loans, to total loans	0.98%	0.81%	1.38%
Non-performing assets to total assets	0.77%	0.66%	1.08%
Non-performing assets, excluding the guaranteed portion of non-accrual SBA loans, to total assets	0.68%	0.57%	0.97%
ACL to total loans	0.93%	0.91%	0.91%
Commercial ACL to commercial loans (1)	1.33%	1.30%	1.30%
ACL to non-performing loans	83.96%	97.14%	58.99%
Net charge-offs to average loans (2)	0.11%	0.11%	0.42%
Net charge-offs to average loans, trailing twelve months	0.31%	0.35%	0.30%

(1)    For purposes of this ratio, commercial loans includes the C&I and CRE sub-segments, as well as franchise and equipment finance. Due to their unique risk profiles, MWL and municipal finance are excluded from this ratio.
(2)    Annualized for the three months ended September 30, 2026, June 30, 2026 and December 31, 2025.
Contractually delinquent government insured residential loans are typically Buyout Loans and are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by 90 days or more was $171 million, $175 million and $159 million at September 30, 2026, June 30, 2026 and December 31, 2025, respectively.
The increase in the ACL to non-performing loans coverage ratio reflected overall lower non-performing loan balances at September 30, 2026 compared to December 31, 2025.
The following charts present non-performing CRE loans by property type at the dates indicated (in millions):

September 30, 2026	December 31, 2025
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
A single economic scenario or a probability weighted blend of economic scenarios may be used. The models ingest numerous national, regional and MSA level variables and data points. At September 30, 2026 and December 31, 2025, we used a combination of weighted third-party provided economic scenarios in calculating the quantitative portion of the ACL. Each of these externally provided scenarios in fact represents the result of a probability weighting of thousands of individual scenario paths.
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
The following table provides an analysis of the ACL, the provision for credit losses related to the funded portion of loans and net charge-offs by loan segment for the periods indicated (dollars in thousands):

	CRE	C&I	Pinnacle - Municipal Finance	Franchise and Equipment Finance	Residential and MWL	Total
Balance at December 31, 2024	$70,458	$137,954	$116	$2,381	$12,244	$223,153
Provision for credit losses	10,349	33,254	(39)	(1,537)	1,481	43,508
Charge-offs	(18,532)	(34,049)	—	—	(208)	(52,789)
Recoveries	29	5,749	—	223	11	6,012
Balance at September 30, 2025	$62,304	$142,908	$77	$1,067	$13,528	$219,884

Balance at December 31, 2025	$58,344	$148,637	$106	$960	$11,778	$219,825
Provision for credit losses	5,854	44,250	(22)	(903)	1,301	50,480
Charge-offs	(7,449)	(46,713)	—	(103)	—	(54,265)
Recoveries	3,300	1,914	—	222	—	5,436
Balance at September 30, 2026	$60,049	$148,088	$84	$176	$13,079	$221,476

Net Charge-offs to Average Loans
Three Months Ended September 30, 2025	0.30%	0.47%	—%	(0.38)%	—%	0.25%
Three Months Ended September 30, 2026	0.02%	0.28%	—%	0.14%	—%	0.11%
The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	September 30, 2026		June 30, 2026		December 31, 2025
	Total	%(1)	Total	%(1)	Total	%(1)
CRE	$60,049	29.8%	$58,571	29.2%	$58,344	28.1%
C&I	148,088	36.0%	145,605	36.3%	148,637	37.1%
Pinnacle - municipal finance	84	2.5%	96	2.7%	106	2.6%
Franchise and equipment finance	176	0.2%	428	0.3%	960	0.4%
Total Commercial	208,397		204,700		208,047
Residential and MWL	13,079	31.5%	12,816	31.5%	11,778	31.8%
	$221,476	100.0%	$217,516	100.0%	$219,825	100.0%

(1)Represents percentage of loans receivable in each category to total loans receivable.

The following table presents the ACL as a percentage of loans at the dates indicated, by portfolio sub-segment:

	September 30, 2026	June 30, 2026	December 31, 2025
Commercial:
CRE	0.85%	0.84%	0.86%
C&I	1.73%	1.68%	1.65%
Franchise and equipment finance	0.30%	0.60%	0.93%
Total commercial	1.33%	1.30%	1.30%
Pinnacle - municipal finance	0.01%	0.02%	0.02%
Residential and MWL	0.17%	0.17%	0.15%
	0.93%	0.91%	0.91%

ACL to non-performing loans	83.96%	97.14%	58.99%
ACL to CRE office loans	2.04%	1.98%	2.03%
Changes in the ACL during the three months ended September 30, 2026
The most significant factors impacting the ACL for the three months ended September 30, 2026, were increases in qualitative reserve due to economic uncertainty and risk rating migrations, partially offset by net charge-offs and changes in the portfolio composition and borrower financial performance. The ACL was also impacted, although to a lesser extent, by increases in specific reserves and changes in the economic forecast.
At September 30, 2026, the ratio of the ACL to loans was 0.93%, compared to 0.91% at June 30, 2026. The commercial ACL ratio, inclusive of C&I, CRE, and franchise and equipment finance was 1.33% at September 30, 2026 compared to 1.30% at June 30, 2026. The ACL to loans ratio for CRE office loans was 2.04% at September 30, 2026 compared to 1.98% at June 30, 2026. Further discussion of changes in the ACL for select portfolio sub-segments follows:
•The ACL for the CRE portfolio sub-segment increased by $1.5 million during the three months ended September 30, 2026, from 0.84% to 0.85% of loans, primarily attributable to changes in the economic forecast and increases in qualitative reserves related to economic uncertainty, partially offset by changes in the portfolio composition.
•The ACL for the commercial and industrial sub-segment increased by $2.5 million during the three months ended September 30, 2026, from 1.68% to 1.73% of loans, primarily due to higher qualitative reserves related to economic uncertainty, risk rating migrations and higher specific reserves, partially offset by net charge-offs.
•The ACL for the residential and MWL segments increased by $0.3 million during the three months ended September 30, 2026, primarily due to changes in portfolio composition and the economic forecast, while the ACL as a percentage of loans remained at 0.17%.
The quantitative estimate of the ACL at September 30, 2026, was informed by forecasted economic scenarios published in September 2026, a wide variety of additional economic data, information about borrower financial condition and collateral values, and other relevant information. The quantitative portion of the ACL at September 30, 2026, was modeled using a weighting of baseline, downside and upside third-party economic scenarios, with the highest weighting ascribed to the baseline scenario and lower weightings ascribed to the downside and upside scenarios.
Some of the high-level data points informing the baseline scenario used in estimating the quantitative portion of the ACL at September 30, 2026, included:
•Labor market assumptions, which reflected national unemployment peaking at 4.7% and
•Annualized growth in national GDP averaging 2.1%.
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

For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
The composition of deposits at the dates indicated is shown below:

September 30, 2026	December 31, 2025
The Company has a diverse deposit book. At September 30, 2026, our largest industry vertical was title insurance with approximately $5.1 billion in total deposits. Deposits in the HOA vertical totaled $2.4 billion at September 30, 2026. Approximately 71% of our deposits were commercial or municipal deposits at September 30, 2026.
Brokered deposits totaled $4.1 billion and $4.9 billion at September 30, 2026 and December 31, 2025, respectively. Brokered deposits are generally insured and typically a readily available source of funds, however, they are typically higher cost and in some circumstances, credit sensitive. We are strategically focused on reducing the level of brokered deposits in the future.

The following graph presents trends in the deposit mix and cost of deposits (in millions):

Quarterly average cost of deposits	1.99%	2.05%	2.18%
Non-interest bearing as a % of total deposits	32.2%	34.4%	31.0%
Spot average APY of total deposits	2.06%	1.92%	2.10%
Non-interest bearing demand deposits decreased by $821 million during the three months ended September 30, 2026 and remained relatively stable for the nine months ended September 30, 2026, increasing by $4 million. Total deposits decreased by $570 million during the three-month period and decreased by $1 billion during the nine-month period. Non-brokered deposits decreased by $1.7 billion during the three months ended September 30, 2026 and decreased by $325 million during the nine months ended September 30, 2026.
For additional information about Deposits, see Note 10 to the consolidated financial statements.
Borrowings
In addition to deposits, we utilize FHLB advances and federal funds purchased through correspondent banking relationships as a funding source. FHLB advances sources provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by qualifying residential first mortgage and commercial real estate loans and MBS. The Bank utilizes federal funds purchased to manage the daily cash position.
The following table presents information about the contractual balance and maturities of outstanding FHLB advances, as of September 30, 2026 (dollars in thousands):

	Amount	Weighted Average Rate
Maturing in:
2026 - One month or less	$1,425,000	4.00%
2026 - Over one month	500,000	4.08%
Total contractual balance outstanding	$1,925,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration or cost of borrowings.

The table below presents information about outstanding interest rate swaps hedging the variability of interest cash flows on the FHLB advances included in the table above, as of September 30, 2026 (dollars in thousands):

	Notional Amount	Weighted Average Rate
Cash flow hedges maturing in:
2026	$200,000	3.33%
Thereafter	$25,000	2.50%
	$225,000	3.24%
See Note 6 to the consolidated financial statements and "Interest Rate Risk" below for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	$300,000	$300,000
Unamortized discount and debt issuance costs	(2,662)	(3,143)
	297,338	296,857
Total notes	297,338	296,857
Finance leases	21,194	22,883
Notes and other borrowings	$318,532	$319,740
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

The following chart presents the components of same day available liquidity at September 30, 2026 and December 31, 2025 (in millions):

Same Day Available Liquidity

At September 30, 2026, the ratio of estimated insured and collateralized deposits to total deposits was 54% and the ratio of available liquidity to estimated uninsured, uncollateralized deposits was 129%. As a commercially focused bank, due to the inherent nature of commercial deposits and the fact that deposit insurance is designed primarily to protect consumers, a significant portion of our deposits are uninsured.
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
The following tables present some of the Company's liquidity measures, where applicable, their related policy limits and operating risk thresholds at the dates indicated:

	September 30, 2026	Policy Limit
Wholesale funding/total assets	21.1%	<37.5%

	September 30, 2026	Operating Threshold
Available operational liquidity/volatile liabilities	2.48x	≥1.50x
Liquidity stress test coverage ratio	2.61x	≥1.50x
One year liquidity ratio	2.71x	≥1.15x
Loan to deposit ratio	84.1%	≤95%
Top 20 uninsured depositors to total deposits (excluding brokered & municipal deposits)	11.0%	≤15%
Available on-balance sheet liquidity	8.8%	≥5%
Available liquidity to uninsured/non-collateralized deposits	129%	≥105%
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

Capital
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2026 and December 31, 2025, the Company and the Bank had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2026 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$3,098,253	8.86%	N/A (1)	N/A (1)	$1,398,059	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$3,098,253	12.10%	$1,663,706	6.50%	$1,151,796	4.50%	$1,791,683	7.00%
Tier 1 risk-based capital	$3,098,253	12.10%	$2,047,638	8.00%	$1,535,728	6.00%	$2,175,615	8.50%
Total risk-based capital	$3,506,275	13.70%	$2,559,547	10.00%	$2,047,638	8.00%	$2,687,525	10.50%
BankUnited:
Tier 1 leverage	$3,311,121	9.48%	$1,746,751	5.00%	$1,397,401	4.00%	N/A	N/A
CET1 risk-based capital	$3,311,121	12.94%	$1,663,039	6.50%	$1,151,334	4.50%	$1,790,965	7.00%
Tier 1 risk-based capital	$3,311,121	12.94%	$2,046,817	8.00%	$1,535,113	6.00%	$2,174,743	8.50%
Total risk-based capital	$3,539,143	13.83%	$2,558,521	10.00%	$2,046,817	8.00%	$2,686,447	10.50%

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
The following table presents the impact on forecasted net interest income compared to a "most likely" scenario, based on the consensus forward curve, in static balance sheet, parallel rate shock scenarios of plus and minus 100 and 200 basis points at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits:
In year 1	(12)%	(8)%	(8)%	(12)%
In year 2	(15)%	(11)%	(11)%	(15)%
Model Results at September 30, 2026 - increase (decrease)
In year 1	(3.2)%	(1.5)%	1.3%	1.9%
In year 2	(7.9)%	(4.1)%	3.1%	5.6%
Model Results at December 31, 2025 - increase (decrease)
In year 1	(4.7)%	(1.9)%	1.9%	3.4%
In year 2	(8.8)%	(3.8)%	3.3%	6.2%
EVE Simulation
The following table illustrates the modeled change in EVE in the indicated scenarios at the dates indicated:

	Down 200	Down 100	Plus 100	Plus 200
Policy Limits	(20.0)%	(10.0)%	(10.0)%	(20.0)%
Model Results at September 30, 2026 - increase (decrease):	10.2%	5.5%	(5.2)%	(11.2)%
Model Results at December 31, 2025 - increase (decrease):	7.1%	5.3%	(3.5)%	(7.8)%
All of the modeled results at September 30, 2026 are within ALM policy limits.
The Company uses many assumptions in estimating the impact of changes in interest rates on forecasted net interest income and EVE. Actual results may not be similar to the Company's projections due to many factors including but not limited to the timing and frequency of market rate changes, market conditions, unanticipated changes in depositor behavior and loan prepayment speeds, the shape of the yield curve, changes in balance sheet composition and the Company's actions in response to changing external and balance sheet dynamics. Some of the more significant assumptions used by the Company in estimating the impact of changes in interest rates on forecasted net interest income and EVE at September 30, 2026 were:
•Prepayment speeds for loans, with CPRs ranging from 6.59% to 13.02% depending on loan characteristics and the magnitude of the modeled rate shock;
•Prepayment speeds for investment securities, with CPRs ranging from 2.56% to 8.83% depending on individual security collateral and characteristics and the magnitude of the modeled rate shock;
•Deposit decay rates ranging between 9.49% and 13.1%, depending on the magnitude of the modeled rate shock; and
•Overall non-maturity interest bearing deposit beta of 76%.
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

The following tables provide information about the Company's derivatives designated as hedging instruments as of September 30, 2026 (dollars in thousands):

			Weighted Average Pay Rate / Strike Price	Weighted Average Receive Rate / Strike Price	Weighted Average Remaining Life in Years
		Notional Amount
	Hedged Item
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	$225,000	3.24%	Daily SOFR	1.7
Pay-variable interest rate swaps	Variability of interest cash flows on variable rate loans	2,550,000	Term SOFR	3.62%	1.1
Derivatives designated as fair value hedges:
Pay-variable interest rate swaps	Variability of fair value of fixed rate deposits	539,000	SOFR Compound	4.48%	0.9
		$3,314,000

	Variability of Interest Payment Cash Flows on Variable Rate Loans		Variability of Interest Payment Cash Flows on Variable Rate Liabilities		Variability of Fair Value on Fixed Rate Deposits
	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate	Notional Amount	Weighted Average Rate
Hedging instruments maturing in:
Fourth quarter 2026	$750,000	3.96%	$200,000	3.33%	$—	—%
2027	800,000	3.96%	—	—%	539,000	4.48%
2028	1,000,000	3.09%	—	—%	—	—%
Thereafter	—	—%	25,000	2.50%	—	—%
	$2,550,000	3.62%	$225,000	3.24%	$539,000	4.48%
The short duration of our AFS investment portfolio (2.57 at September 30, 2026) also provides a natural offset from an interest rate risk perspective to the longer duration of the residential mortgage portfolio.
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
Net income and EPS excluding the impact of gains and losses on the sale of investment securities are non-GAAP financial measures. Management believes that these measures are useful in evaluating core operating performance in removing the effect of gains or losses on the sale of investment securities, which are subject to fluctuate depending on market conditions in a given period. Disclosure of these non-GAAP financial measures also enhances the reader’s ability to compare the Company’s financial performance for the periods presented.
The following tables reconcile these non-GAAP financial measurements to the comparable GAAP financial measurements at the dates and for the periods indicated (in thousands except share and per share data):

	September 30, 2026	June 30, 2026	December 31, 2025
Total stockholders’ equity	$2,822,220	$3,003,405	$3,053,829
Less: goodwill and other intangible assets	77,637	77,637	77,637
Tangible stockholders’ equity	$2,744,583	$2,925,768	$2,976,192

Common shares issued and outstanding	70,188,199	72,276,530	74,138,066

Book value per common share	$40.21	$41.55	$41.19

Tangible book value per common share	$39.10	$40.48	$40.14

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (GAAP)	$72,170	$70,663	$71,851	$204,708	$199,093
(Gain)/Loss on investment securities - tax effected	1,716	(704)	(476)	(1,444)	(1,420)
Adjusted net income	$73,886	$69,959	$71,375	$203,264	$197,673

Income before income taxes	$96,929	$94,360	$97,932	$273,027	$271,908
Provision for credit losses	8,952	15,559	11,577	49,097	42,386
PPNR	$105,881	$109,919	$109,509	$322,124	$314,294

EPS (GAAP)	$1.01	$0.97	$0.95	$2.80	$2.63
(Gain)/Loss on investment securities - tax effected	0.02	(0.01)	(0.01)	(0.02)	(0.02)
Adjusted EPS	$1.03	$0.96	$0.94	$2.78	$2.61

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
During the quarter ended September 30, 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There have been no equity securities sales during the quarter ended September 30, 2026 that were not registered. The table below includes certain information regarding the Company's purchase of its common shares during the quarter ended September 30, 2026.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1 - July 31, 2026	1,035,818	$47.65	1,035,818	$96,436,492
August 1 - August 31, 2026	317,799	$46.37	317,799	$81,700,918
September 1 - September 30, 2026	740,160	$44.52	740,160	$48,752,266
Total	2,093,777	$46.35	2,093,777

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.
(2) On January 20, 2026, the Company's Board of Directors authorized the repurchase of up to $200 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program and the program may be suspended or discontinued without prior notice at any time. The authorization does not require the Company to acquire any specified number of common shares.

Item 5.   Other Information
During the three months ended September 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.
Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of BankUnited, Inc. (incorporated herein by reference to Exhibit 3.1 to BankUnited, Inc.’s Annual Report on Form 10-K filed on March 1, 2018)	Exhibit 3.1 to the Annual Report on Form 10-K of the Company filed March 1, 2018

3.2	Amended and Restated Bylaws of BankUnited, Inc. (incorporated herein by reference to Exhibit 3.1 to BankUnited, Inc.’s Current Report on Form 8-K filed on August 15, 2016)	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed August 15, 2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of November 2026.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ James G. Mackey
James G. Mackey
Chief Financial Officer